Form 10-K
period 1993-12-31
INTERGRAPH CORP
filed 1994-03-28
CIK 351145

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1993

                                  OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            -----------  ----------

                     Commission file number 0-9722

                        INTERGRAPH CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                             63-0573222
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

         Intergraph Corporation
           Huntsville, Alabama                       35894-0001
    -------------------------------    ------------------------------------
    (Address of principal executive                  (Zip Code)
     offices)

Registrant's telephone number, including area code:  (205) 730-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $0.10 per share
                 ---------------------------------------
                             (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of January 31, 1994, there were 45,389,118 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $460,406,000 based on the closing sale price of such stock as reported by NASDAQ on January 31, 1994, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                        Form 10-K Reference
     ---------                                        -------------------

     Portions of the Annual Report to Shareholders
        for the year ended December 31, 1993            Part II, Part IV

     Portions of the Proxy Statement for the May 12,
        1994 Annual Shareholders' Meeting               Part III

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                     PART I


ITEM 1.   BUSINESS

      Intergraph Corporation was founded in 1969, and is organized as a Delaware corporation. Unless the context of this discussion dictates otherwise, references to the "Company" or "Intergraph" include Intergraph Corporation and subsidiaries.

      Intergraph's business is principally in one industry segment: interactive computer graphics systems. With an emphasis on technical disciplines, Intergraph systems combine graphics workstations, servers, and peripheral hardware with operating system and application-specific software programs authored by Intergraph and third party software developers to perform such functions as design, drafting, mapping, modeling, analysis, and documentation. These systems are developed, manufactured, sold, and serviced by the Company.

      Intergraph systems support the creation, analysis, display, output, and maintenance of virtually every type of design, drawing, map, and other graphic representation, while simultaneously providing capabilities to manage a database of non-graphic descriptive information associated with the graphics data. Systems hardware consists of:

      *  Workstations and servers based on reduced instruction set computing
         (RISC) or Intel Corporation (Intel) microprocessors

      *  A variety of Intergraph and third-party peripheral devices

      *  Industry-standard networking

      Software includes applications for computer-aided design/computer-aided manufacturing/computer-aided engineering (CAD/CAM/CAE), mapping and geographic information systems, electronic publishing, technical information management, and database management.


INTERGRAPH SYSTEMS

       Intergraph systems include hardware and application software developed by the Company and others. These products can be configured to address the needs of any size organization. The Company provides solutions which are integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy each customer's requirements.

      All Intergraph workstations and servers are currently based on  the
Company's   microprocessor  with  a  UNIX  operating  system   or   Intel
microprocessors with the Windows/DOS or Windows NT operating system.

      The Company has historically manufactured workstations and servers based on its own microprocessor technology, and offered its software applications on the UNIX operating system, with only limited availability of its software applications on hardware platforms of other vendors. In late 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system for high-end computing, and to make Windows NT available on Intergraph workstations. Microsoft's standard Windows system is widely accepted in the personal computing (PC) market. The effect of this decision is to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed, including the availability of Intergraph software applications that will operate on selected hardware platforms of other manufacturers that use the Windows NT operating system. At the same time, the Company continues to develop and maintain products in the UNIX operating system environment, the foundation for its software applications before Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems. In addition, the Company believes Intel's architecture has an important role in the technical computing market it serves and now offers a hardware platform for all its software applications based on Intel microprocessors under the Windows NT operating system.

     Limited shipments of Windows NT-based applications software began in the fourth quarter of 1993. Most of the Company's software applications are expected to be available on Windows NT during 1994. The Company began shipping new Intel-based workstations in third quarter 1993, and expects that Intel-based systems will represent the majority of its 1994 workstation shipments. In addition, the Company has ceased design of its own microprocessor and has entered into an agreement with Sun Microsystems Computer Corporation (Sun) that, among other things, provides for the Company's purchase from Sun beginning in the second half of 1995 of a microprocessor to be co-developed by the Company and Sun. The Company may choose to offer future products based on the Sun microprocessor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Sun agreement.

      The Company supports industry standards for operating systems, windowing, graphics, peripherals, and communication networks, allowing its systems to operate in computing environments with products from other vendors who support the same industry standards.

      Intergraph offers more than 1,200 interactive graphics application programs, including more than 700 developed by third parties.

      Systems currently sold by the Company are configured using a combination of the following:

      (1) Workstations manufactured by the Company that offer user-selectable main memory capacity and performance levels. This flexibility allows customers to match hardware capabilities with their production requirements. All Intergraph-manufactured workstations are based on its 32-bit RISC microprocessor or Intel microprocessors. Intergraph workstations are general-purpose computer systems that can run third-party application, data management, and data processing software packages.

      (2) RISC-based and Intel-based servers that function as plot, file, compute, and database nodes. The servers off-load these functions from standalone workstations and enable workstation users to share data and system resources in a distributed network. Intergraph's servers offer user-selectable configurations and performance levels.

      (3) Special-purpose peripherals, including scanners, scanner/plotters, photoplotters, electrostatic and pen plotters, color and monochrome hardcopy devices, magnetic and optical disk technology, a variety of disk and tape drives, alphanumeric terminals, screen image cameras, line printers, and other devices available from the Company, either manufactured in-house or as original equipment from third parties.

      (4) A broad range of UNIX application software and increasing numbers of applications based on Windows/DOS and Windows NT. See "Intergraph Applications Software" below.

      (5) MicroStation core graphics software from Bentley Systems, Inc., an Intergraph affiliate, for various operating systems and hardware platforms.

      (6) An open network architecture that ties Intergraph hardware and software products together and provides access to other systems and processes.


PRODUCT TRANSITION

      The Company believes that offering a choice of UNIX and Windows NT operating systems and Intergraph and Intel hardware platforms will expand the market for its products. However, while the Company believes that Windows NT will become the dominant operating system in the markets it serves, other operating systems are available in the market, and several competitors of the Company also use UNIX or are adopting the Windows NT system for their product offerings. As in any product transition, the Company is unable to predict the precise effects of the transition on its revenues, margins, and profitability for 1994, but believes the transition may continue to adversely affect orders and revenues through the first half of 1994. See "Product Development" and "Competition" below.

INTERGRAPH SYSTEMS SOFTWARE

      At the systems software level, Intergraph develops software to provide graphics and database management capabilities on Intergraph systems, advanced compilers for Intergraph systems, and utilities to enable interoperability with systems from other vendors.

      The graphics software foundation for many Intergraph UNIX-based software applications is MicroStation 32, a graphics software product owned by Bentley Systems, Inc., an Intergraph affiliate. MicroStation 32 provides fundamental graphics element creation, maintenance, and display functions. In addition to MicroStation 32 for Intergraph workstations, other versions of MicroStation are available on many hardware platforms from other vendors, including MicroStation PC for personal computers, MicroStation Mac for the Apple Macintosh, MicroStation Sun for Sun SPARCstations and MicroStation HP700 for the Hewlett-Packard HP700 workstation. A Japanese language version of MicroStation (release 4.0)
runs on the NEC personal computer. MicroStation is compatible with Intergraph's original core graphics software, the Interactive Graphics Design System, which runs on Digital Equipment Corporation (DEC) VAX-based systems.

      Intergraph supports relational database management systems for attribute (non-graphic) data management on its own workstations and servers, as well as on systems from other vendors. Currently supported are Ingres, Oracle, Informix, DB2, Rdb, and SyBase. Intergraph's Relational Interface System (RIS) is a core product that provides database-independent access to data stored in supported databases.

      To facilitate the use of Intergraph systems with those from other vendors, the Company develops software for translating data into Intergraph formats, inputting large volumes of text into graphics and attribute files, and communicating with other computer systems. Additionally, Intergraph provides interfaces to various models of electrostatic and pen plotters (both online and offline), online typesetters, units producing computer output microfilm, and other output devices such as those used in the graphic arts industry.


INTERGRAPH APPLICATIONS SOFTWARE

      Intergraph offers a broad suite of graphics and data management applications software. Architecture/engineering/construction (AEC), mapping and geographic information systems (GIS), and mechanical design, engineering, and manufacturing (MDEM) applications have dominated the product mix over the last three years, with no other single application representing more than 10% of systems revenue.

      The following is a brief description of the Company's major product application areas. Each product organization is led by a senior executive responsible for product development, marketing, training, support, and documentation.

          ARCHITECTURE/ENGINEERING/CONSTRUCTION. Intergraph's architectural,
      facility  management,  and  engineering  product   line
      automates the project design and management process. With this software, users can develop and model building concepts, produce construction documents, and manage space and assets in a finished facility. The system serves the needs of architecture/engineering firms and corporate or governmental facility management offices. Included are capabilities for producing three-dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings (for example, heating, ventilation, and air conditioning; electrical; and plumbing). Packages are also offered for space planning and facility layout.

          Intergraph's civil engineering software includes capabilities for coordinate geometry and for structural, site, water resources, bridge, geotechnical and transportation engineering. Structural engineering software is used to create two- and three-dimensional structural models that serve as the basis for frame and finite element-based structural design and analysis of steel and concrete structures. For construction needs, the products support traditional drafting and report requirements. The Company's highway, rail, site, and hydraulic/hydrologic engineering products link traditional workflow activities from data collection to plan and profile production, to generation of construction drawings.

          The Company's plant design software addresses the needs of process and power plant design efforts. The Plant Design System (PDS) product supports piping and instrumentation diagram generation, electrical, structural, and other design aspects of a plant. Three-dimensional modeling capabilities are provided. The system performs interference-checking and provides reports, materials lists, and drawings. A supporting product provides "walk-throughs" of three-dimensional plant models. The electrical engineering products are used for engineering and analysis of power systems, panel layout, raceway design, and wiring diagram production.

          MAPPING AND GEOGRAPHIC INFORMATION SYSTEMS. Intergraph offers a range of GIS and mapping solutions to assist businesses, governments, and academic institutions in solving geography-based problems. Intergraph's GIS/mapping software tools address the entire life cycle of GIS/mapping projects from project and data management, through data collection and integration, spatial query and analysis, to output and map production.

           Intergraph's   GIS/mapping  solutions  help  companies   address
      workflows  in  several  major  industries.   These  products   support
      solutions for all levels of government including infrastructure management, planning, growth management, economic development, land information management, public safety and security, public works, redistricting, tactical and strategic defense applications (such as land-based command and control operations), and hydrographic systems. Transportation industry applications range from decision support activities such as policy, planning, and programming to the creation of operations systems that support such day-to-day tasks in transportation agencies. Utility companies utilize Intergraph's GIS/mapping products to develop cost-effective, efficient ways to automate management and analysis applications such as market analyses, environmental impact studies for siting, permitting, contaminant studies, and risk evaluation, long-range planning and forecasting, corridor evaluation and selection, and right-of-way analysis. Environmental and natural resource management applications include monitoring, evaluating and managing, conservation and remediation of the environment. Energy exploration and production products assist geoscientists in every phase of geological analysis related to energy exploration and production and mineral extraction.

          Intergraph also provides solutions for end-to-end digital map and chart publishing, digital image processing, orthophoto production, and digital photogrammetry.

           MECHANICAL  DESIGN,  ENGINEERING  AND  MANUFACTURING.   For  the
      mechanical design and manufacturing market, Intergraph offers software to automate the product development cycle from design through analysis, manufacturing, and documentation. Customers use the system to design mechanical parts and assemblies, defining complex parts with specialized sculptured surface and solid modeling software. Detailing, dimensioning, and drafting capabilities are included for the production of engineering drawings.

          Engineering software evaluates product designs for functional and structural integrity, predicting behavior under service or test conditions. Finite element modeling and analysis software evaluates designs by simulating stresses encountered in end use. Other products assist in optimizing material usage and cutting cycles for metalworking and fabrication. In addition, a data management system organizes shared product databases for coordination and management of product cycle phases.


PRODUCT DEVELOPMENT

      The Company believes a strong commitment to ongoing product development is critical to success in the interactive computer graphics industry. Significant resources are devoted to development of Intergraph products, and the Company believes its product offerings are responsive to market and competitive demands.

      Product development expenditures include all costs related to designing new or improving existing equipment and software. During the year ended December 31, 1993, the Company spent $160.3 million (15.3% of revenues) for product development activities compared to $150.2 million (12.8% of revenues) in 1992, and $134.4 million (11.3% of revenues) in 1991.

     The interactive computer graphics industry is characterized by intense price and performance competition and short product cycles, which necessitate new product development on an ongoing basis. The future operating results of the Company, and of others in the industry, depend in large part on the ability to rapidly and continuously develop and deliver new hardware and software products that are competitively priced and offer enhanced performance.


MANUFACTURING AND SOURCES OF SUPPLY

      The Company's primary manufacturing activities consist of the fabrication and testing of Company-designed electronic circuits and the assembly and testing of components and subassemblies manufactured by the Company and others.

      In January, 1994 the Company announced its decision to close its manufacturing facility located in Nijmegen, The Netherlands. The decision was made to take advantage of lower costs of production and distribution in the U.S., and to utilize existing capacity in the U.S. manufacturing operation. The facility will be closed in phases over the course of 1994, with all manufacturing and distribution activity transferred to the Company's U.S. manufacturing facility. European sales and support activity will continue to be provided by the Company's subsidiary operations located throughout Europe and by its European headquarters located in The Netherlands. The Company plans to sell or lease the Nijmegen facility.

     As described under "Intergraph Systems" above, the Company no longer designs its own microprocessor. The Company has agreements in place currently with Intel, and beginning in the second half of 1995, with Sun for provision of its microprocessor needs. The Company believes it has good relationships with Intel and Sun and is unaware of any reason that Intel or Sun might encounter difficulties in meeting the Company's microprocessor needs. An inability to obtain a sufficient supply of microprocessors from Intel and Sun would adversely affect the Company's results of operations. The Company is not dependent on any other sole source supplier of purchased parts, components, or peripherals used in the systems manufactured by the Company.

      The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.


SALES AND SUPPORT

      SALES. The Company's systems are sold by its direct sales force through sales offices in 52 countries worldwide. The efforts of the direct sales force are augmented by dealers, value-added-resellers, distributors, and system integrators. In general, the direct sales force is compensated on a combined base salary and commission basis. Sales quotas are established along with certain incentives for exceeding those quotas. Additional specific incentive programs may be established periodically.

      The Company's sales organization is organized along industry lines to focus on key industries (transportation, utilities, local government, defense, building, vehicle design, electronics, manufacturing, etc.). The Company believes this structure enables it to better meet the specialized needs of these industries.

      International markets, particularly Europe, continue to increase in importance to the industry and to the Company. The percentage of total Company revenues from customers outside the United States was 51% for the last two fiscal years. European customers represented 35% of total Company revenues in 1993 and 38% in 1992.

      There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, Intergraph systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1993, the Company had approximately 1,900 employees in Europe and 900 employees in other international locations.

      The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 9 of Notes to Consolidated Financial Statements contained in the Company's 1993 Annual Report, portions of which are incorporated herein by reference, for further discussion of the Company's international operations.

      CUSTOMER SUPPORT. The Company believes that a high level of customer support is important to the sale of interactive graphics systems. Customer support includes pre-installation guidance, education services, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which substantially all users subscribe.


U.S. GOVERNMENT BUSINESS

      Revenues from the United States government were $165.7 million in 1993 (16% of total revenue), $186.5 million in 1992 (16% of total revenue), and $172.3 million in 1991 (14% of total revenue). Approximately 40% of total federal government revenues are earned under long-term contracts. The Company believes it has a good relationship with the federal government. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government (with damages paid to the Company). Any loss of a significant government contract through termination or expiration without renewal or replacement would have an adverse impact on the results of operations of the Company. No other customer exceeds 10% of the total revenue of the Company.


BACKLOG

      An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1993, was $232 million. At December 31, 1992, backlog was $275 million. Substantially all of the December 1993 backlog of orders is expected to be shipped during 1994.

      The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

      The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.


COMPETITION

      The  industry  in  which  the  Company  competes  continues  to  be characterized by price and performance competition. To compete successfully, the Company and others in the industry must continuously develop products with enhanced performance that can be offered at a competitive price. The Company, along with other companies in the industry, engages in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, and customer service, support, and training. Management of the Company believes that competition will remain intense.

      Competition in the interactive computer graphics industry varies among the different application areas. The Company considers its principal competitors in the interactive computer graphics market to be IBM, Computervision Corp., Hewlett-Packard Corp., DEC, Sun, Unigraphics (a division of Electronic Data Systems, Inc.), Silicon Graphics, Inc., and Mentor Graphics, Inc. In the personal computer-based graphics market, Intergraph competes with the products of Autodesk, Inc. and Computervision. Several companies with greater financial resources than the Company, including IBM, DEC, and Hewlett-Packard, are increasing their activities in the industry.

     The Company provides solutions which are integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy each customer's requirements. By delivering such integration, the Company believes it has an advantage over other vendors who provide only hardware or software, leaving system integration to the customer. In addition, the Company believes that its experience and extensive worldwide customer service and support infrastructure represent a competitive advantage.


ENVIRONMENTAL AFFAIRS

      The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. In the opinion of the Company, compliance with these laws and regulations has not had, and should not have, a material effect on the capital expenditures, earnings, or competitive position of the Company.


LICENSES, COPYRIGHTS, TRADEMARKS, AND PATENTS

      The Company develops its own graphics, data management, and applications software as part of its continuing product development activities. The Company has standard license agreements with UNIX Systems Laboratories for use and distribution of the UNIX operating system, and with Microsoft Corporation for use and distribution of the Windows NT operating system. The license agreements are perpetual and allow the Company to sublicense the operating systems software upon payment of required sublicensing fees.

      In  addition,  the  Company  has  an  exclusive  worldwide  license agreement  with  Bentley  Systems, Inc. (a  50%-owned  affiliate  of  the
Company) to market, use, distribute, and sublicense MicroStation software. See Item 3. Legal Proceedings for further details.

      The Company has an extensive program for the licensing of third-party application and general utility software for use on systems and workstations.

      The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and servicemarks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's hardware and software products. Similarly, trademark rights held by the Company are used to preserve and protect the goodwill represented by the Company's registered and unregistered trademarks, such as the federally registered trademark "Intergraph".

      As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology, for example, is widely available, and many companies, including Intergraph, are attempting to develop patent positions concerning technological improvements related to PCs and workstations.

      At present, it does not appear that Intergraph will be prevented from using the technology necessary to compete successfully since patented technology is typically available in the industry under royalty-bearing licenses or patent cross-licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible, though not anticipated, that some key improvement necessary to compete successfully in some markets served by the Company may not be available.

      The Company is actively engaged in a program to protect by patents the technology it is developing.

      The Company believes its success depends less on its ability to obtain and defend copyrights, trademarks, and patents than on its ability to offer higher-performance products for specific solutions at competitive prices.

EMPLOYEES

     At December 31, 1993, the Company had approximately 9,500 employees. Of these, approximately 2,800 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes it has a good relationship with its employees. Total employment is approximately 800 less than at December 31, 1992. The reduction was achieved both through direct action by the Company and through normal attrition. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.


ITEM 2.   PROPERTIES

      The Company's corporate offices and primary manufacturing facility are located in Huntsville, Alabama. Manufacturing facilities located in Nijmegen, The Netherlands will be closed in 1994, as explained under "Manufacturing and Sources of Supply" above. Sales and support facilities are maintained throughout the world.

      The Company owns over 2,000,000 square feet of space in Huntsville that is utilized for manufacturing, product development, sales and administration. The Huntsville facilities also include over 500 acres of unoccupied land that can be used for future expansion. The Company maintains subsidiary company facilities and sales and support locations in major U.S. cities outside of Huntsville, primarily through operating leases.

     Outside the U.S., the Company owns approximately 500,000 square feet of space, primarily its Nijmegen manufacturing facility and European headquarters facility. Sales and support facilities are leased in most major international locations.

      The Company considers its facilities to be adequate for the immediate future.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is a 50% owner of Bentley Systems, Inc. (BSI). BSI granted Intergraph an exclusive worldwide license to distribute MicroStation, which is a basic software package utilized by many of Intergraph's software applications. BSI notified Intergraph on February 3, 1994, that in its opinion certain events have occurred under the terms of the license agreement which make the license nonexclusive, and as a result, BSI may compete with Intergraph in the distribution of MicroStation and in the development and distribution of additional software products. Intergraph disputes that the license agreement has changed, and pursuant to the license agreement, Intergraph has submitted the dispute to arbitration under the rules of the American Arbitration Association. Related lawsuits were filed in February 1994, among BSI, Intergraph, and the other 50% shareholders of BSI in the Court of Common Pleas, Chester County, Pennsylvania, the Circuit Court of Madison County, Alabama and the United States District Court for the Eastern District of Pennsylvania. The principal relief sought is a declaration of the rights of the parties under the license and related agreements. The Company has entered into negotiations which could result in settlement of this matter. See the discussion under Results of Operations set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1993 Annual Report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

      Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

                                                                                                 Officer
Name                     Age                     Position                                         Since
- ----------------------   ---    --------------------------------------------------------------   -------
James W. Meadlock         60    Chairman of the Board and Chief Executive Officer                  1969
Larry J. Laster           42    Executive Vice President, Chief Financial Officer,and Director     1986
Nancy B. Meadlock         55    Executive Vice President and Director                              1969
Robert E. Thurber         53    Executive Vice President and Director                              1972
Lawrence F. Ayers, Jr.    61    Executive Vice President                                           1987
Neil E. Keith             48    Executive Vice President                                           1985
Stephen J. Phillips       52    Executive Vice President                                           1987
Maurice G. Romine         52    Executive Vice President                                           1983
William E. Salter         52    Executive Vice President                                           1984
Tommy D. Steele           53    Executive Vice President                                           1992
Herman E. Thomason        68    Executive Vice President                                           1991
John M. Thorington, Jr.   50    Executive Vice President                                           1980
Damian Walters            43    Executive Vice President                                           1991
Allan B. Wilson           45    Executive Vice President                                           1982
Manfred Wittler           53    Executive Vice President                                           1989

      James W. Meadlock is a founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in 1969, and is Chief Executive Officer. Mr. Meadlock and Nancy B. Meadlock are husband and wife.

      Larry J. Laster joined the Company in June 1981. Since that time, he has held several managerial positions in the Company's Finance Department and Federal Systems Division. He was elected Vice President in December 1986, named Chief Financial Officer in February 1987, elected to the Board of Directors in April 1987, and is currently Executive Vice President. Mr. Laster is a certified public accountant.

      Nancy B. Meadlock is a founder of the Company and has been a Director since 1969, excluding the period from February 1970 to February 1972. Mrs. Meadlock served as Secretary for ten years, was elected Vice President in 1979, and is currently Executive Vice President and Director. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband.

      Robert E. Thurber is a founder of the Company and has been a Director since 1972. He is responsible for the development of applications software to support AEC, mapping/GIS and utilities disciplines. In June 1977, Mr. Thurber was elected Vice President and is currently Executive Vice President. Mr. Thurber holds a master's degree in engineering.

      Lawrence F. Ayers, Jr., joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993 and is currently Executive Vice President with responsibility for commercial mapping and utility products. Mr. Ayers holds a bachelors of science degree in civil engineering and a master's degree in public administration.

      Neil E. Keith joined the Company in December 1981. He was elected Vice President in September 1985 and is currently Executive Vice President. He has extensive experience in manufacturing management and is responsible for the Company's manufacturing operations worldwide.

     Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

      Maurice G. Romine joined the Company in October 1976 in a Federal Systems support role and has since held key positions in the Company responsible for sales, marketing, development and support of the Company's computer graphics systems. He was responsible for organizing and managing the Company's European operations starting in January 1979. He was elected Vice President of European Operations in 1983 where he served until July 1986, when he returned to the U.S. as Vice President of the Mapping and Energy software product center. He was elected Executive Vice President in January 1987. Mr. Romine reassumed responsibility for the European operations in January 1987 until October 1989. In November 1989 Mr. Romine was appointed as Executive Vice President of Corporate Marketing and later also given responsibility for the MicroStation software product center. Since October 1992, he has served as Executive Vice President of Corporate Operations.

      William E. Salter joined the Company in April 1973. Since that time, he has held several managerial positions in the Company's Federal Systems Division and has served as Manager of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently Executive Vice President with responsibility for the Company's Federal Systems Division. He holds a doctorate in electrical engineering.

      Tommy D. Steele joined the Company in June 1992 as Executive Vice President with responsibility for software systems, mechanical design and technical information management applications, and professional services. Mr. Steele came to Intergraph from IBM Corporation, where he was employed 28 1/2 years. At IBM, he worked on Apollo/Skylab/Saturn programs, the space shuttle, and a number of Department of Defense programs. In his last four years with IBM, he managed PC Operating Systems (OS/2, DOS, and AIX) for IBM.

      Herman E. Thomason joined the Company in 1985 and was involved in the development of the Company's federal government business. In 1991, he was elected Executive Vice President with responsibility for the Company's scanning and imaging hardware and software, as well as for the graphic arts and publishing products. He holds a doctorate in electrical engineering.

      John M. Thorington, Jr., joined the Company in August 1977 and was responsible for the design, development, and manufacture of many of the Company's hardware products. In May 1980, Dr. Thorington was elected Vice President, Graphics Engineering, and is currently Executive Vice President. He holds a doctorate in electrical engineering.

      Damian Walters joined the Company in 1984 as the Managing Director of Intergraph Australia, a subsidiary of the Company. In 1986, he established the Intergraph office in New Zealand and in 1987 established the Asia Pacific regional headquarters operation in Hong Kong. In 1991, Mr. Walters was elected Vice President. In 1994, he was elected Executive Vice President. Mr. Walters is currently responsible for the Company's Asia Pacific region.

      Allan B. Wilson joined the Company in 1980 and was responsible for the development of international operations outside of Europe and North America. He was elected Vice President in May 1982 and Executive Vice
President in November 1982. Mr. Wilson is responsible for corporate marketing (including marketing communications) as well as office automation standards and support. He holds a master's degree in electrical engineering.

      Manfred Wittler joined the Company in 1989 as Vice President. In 1991, he was elected Executive Vice President and is currently responsible for sales and support for Europe and the Americas. From 1983 through 1989, Mr. Wittler served as Division Vice President for Data General Corporation in Europe.

                                   PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

      The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 27 of the Intergraph Corporation 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

      Selected financial data for the five years ended December 31, 1993, appearing under "Five-Year Financial Summary" on the inside front cover page of the Intergraph Corporation 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations appearing on pages 8 to 12 of the Intergraph Corporation 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements appearing on pages 13 to 26 of the Intergraph Corporation 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information appearing under "Election of Directors" and "Board Committees and Attendance" on pages 4 to 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 12, 1994, is incorporated by reference in this Form 10-K Annual
Report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

      Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 9 to 10 in this Form 10-K Annual Report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under "Executive Compensation" on pages 5 to 12 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 12, 1994, is incorporated by reference in this Form 10-K Annual Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 2 to 3 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 12, 1994, is incorporated by reference in this Form 10-K Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under "Certain Relationships and Related Transactions" on page 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 12, 1994, is incorporated by reference in this Form 10-K Annual Report.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page in
                                                                        Annual
                                                                       Report *
                                                                       --------

(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 1993 Annual Report to Shareholders:

         Consolidated Balance Sheets at December 31, 1993 and 1992        13

         Consolidated Statements of Income for the three years ended
           December 31, 1993                                              14

         Consolidated Statements of Cash Flows for the three years
           ended December 31, 1993                                        15

         Consolidated Statements of Shareholders' Equity for the
           three years ended December 31, 1993                            16

         Notes to Consolidated Financial Statements                     17 - 26

         Report of Independent Auditors                                   27

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------
    2) Financial Statement Schedules:

         Schedule II - Amounts Receivable from Related Parties
            and Underwriters, Promoters, and  Employees Other
            than Related Parties for the three  years ended
            December 31, 1993                                             17

         Schedule V - Property, Plant, and Equipment for the
            three years ended December 31, 1993                           18

         Schedule VI - Accumulated Depreciation of Property,
            Plant, and Equipment for the three years ended
            December 31, 1993                                             19

         Schedule VIII - Valuation and Qualifying Accounts and
            Reserves for the three years ended December 31, 1993          20

         Schedule IX - Short-Term Borrowings for the three years
            ended December 31, 1993                                       21

         Schedule X - Supplementary Income Statement Information
            for the three years ended December 31, 1993                   22

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of 20%- to 50%-owned companies have been omitted because the registrant's proportionate share of income before income taxes and total assets of the companies is less than 20% of the respective consolidated amounts, and the investments in and advances to the companies are less than 20% of consolidated total assets.

    * Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.

    3) Exhibits

                                                                       Page in
       Number                        Description                      Form 10-K
       ------                        -----------                      ---------

        3(a) Certificate of Incorporation, Bylaws, and Certificate of Merger. (1)

        3(b)   Amendment to Certificate of Incorporation. (2)

        3(c)   Restatement of Bylaws. (3)

        4      Shareholder Rights Plan, dated August 25, 1993. (4)

        10(a)  1990 Intergraph Corporation Employee Stock Option
               Plan. *(5)

        10(b)  Intergraph Corporation 1992 Stock Option Plan. *(6)

        10(c)  Employment contracts of Manfred Wittler, dated
               November 1, 1989 (7) and April 18, 1991. *

        10(d) Loan program for executive officers of the Company. *(7)

        10(e)  Employment contract of Howard G. Sachs, dated
               February 8, 1993. *

        10(f)  Termination agreement with Howard G. Sachs, dated
               August 9, 1993. *

        10(g) Consulting contract of Keith H. Schonrock, Jr., dated January 17, 1990. *

        10(h)  Agreement between Intergraph Corporation and
               Green Mountain, Inc., dated February 23, 1994. *

        11     Computation of Earnings (Loss) Per Share                   23
        13     Portions of the Intergraph Corporation 1993 Annual
                 Report to Shareholders incorporated by reference
                 in this Form 10-K Annual Report
        21     Subsidiaries of the Company                                24
        23     Consent of Independent Auditors                            25


- --------------------

        (1) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984, under the Securities Exchange Act of 1934, File No. 0-9722.

        (2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, under the Securities Exchange Act of 1934, File No. 0-9722.

        (3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.

        (4) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 25, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.

        (5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, under the Securities Exchange Act of 1934, File No. 0-9722.

        (6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, under the Securities Exchange Act of 1934, File No. 0-9722.

        (7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, under the Securities Exchange Act of 1934, File No. 0-9722.



        * Denotes management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this Form 10-K.


- --------------------

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1993.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTERGRAPH CORPORATION

                      By     Larry J. Laster         Date:  March 18, 1994
                        --------------------------
                             Larry J. Laster
                      Executive Vice President, Chief
                      Financial Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                 Date
                                                                 ----
  James W. Meadlock
- ----------------------   Chief Executive Officer and         March 18, 1994
  James W. Meadlock      Chairman of the Board
                         (Principal Executive Officer)

   Larry J. Laster
- ----------------------    Executive Vice President, Chief    March 18, 1994
   Larry J. Laster        Financial Officer and Director
                          (Principal Financial Officer)


  Nancy B. Meadlock
- ----------------------    Executive Vice President           March 18, 1994
  Nancy B. Meadlock       and Director


  Robert E. Thurber
- ----------------------    Executive Vice President           March 18, 1994
  Robert E. Thurber       and Director


   Roland E. Brown
- ----------------------    Director                           March 18, 1994
   Roland E. Brown


Keith H. Schonrock, Jr.
- ----------------------    Director                           March 18, 1994
Keith H. Schonrock, Jr.


  James F. Taylor, Jr.
- ----------------------    Director                           March 18, 1994
  James F. Taylor, Jr.


   John W. Wilhoite
- ----------------------    Vice President and Controller      March 18, 1994
   John W. Wilhoite       (Principal Accounting Officer)

                   INTERGRAPH CORPORATION AND SUBSIDIARIES

        SCHEDULE II ---- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                      Column A         Column B      Column C           Column D                  Column E
               --------------------    ----------   ----------   ------------------------   --------------------
                                                                                               Balance at end
                                                                       Deductions                 of period
                                       Balance at                ------------------------   --------------------
Year ended                             beginning                  Amounts       Amounts                    Not
December 31,       Name of debtor      of period     Additions   collected    written off     Current    current
- ------------   ---------------------   ----------   ----------   ----------   -----------   ----------   -------

   1993        James W. Meadlock (1)         ---    $2,502,000          ---         ---     $2,502,000      ---
                                       ==========   ==========   ==========   ===========   ==========   =======

   1992        James W. Meadlock (2)         ---    $1,500,000   $1,500,000         ---            ---      ---
                                       ==========   ==========   ==========   ===========   ==========   =======

   1991        Lewis S. Epstein (3)     $475,000           ---   $  475,000         ---            ---      ---
                                       ==========   ==========   ==========   ===========   ==========   =======



(1) Amount represents an unsecured promissory note receivable from Mr. Meadlock, who is Chief Executive Officer of the Company. Interest is charged at the prime rate. The loan is due in full by the earlier to occur of the date of sale of any common stock of the Company by Mr. Meadlock or May 20, 1994. This loan was executed under the provisions of the Executive Officer Loan Program.

(2)  Amount  represented an unsecured promissory note receivable  from
     Mr. Meadlock. The note was paid in full in  1992.   Interest  was
     charged at a rate of prime plus 2%.

(3)  Amount  represented a non-interest bearing note  receivable  from
     Mr. Epstein, who was a Vice President of the Company.  The note was  a
     housing bridge  loan secured by a mortgage on real estate.   The  note
     was paid in full in 1991.

                   INTERGRAPH CORPORATION AND SUBSIDIARIES

                SCHEDULE V ---- PROPERTY, PLANT AND EQUIPMENT
                               (In Thousands)

                           Column A                 Column B       Column C         Column D     Column E       Column F
               ---------------------------------   ----------   ---------------   -----------   -----------   -------------
For the year                                       Balance at                                                  Balance at
   ended                                           beginning       Additions                       Other           end
December 31,      Classification                   of period    at cost (1) (2)   Retirements   changes (3)   of period (4)
- ------------   ---------------------------------   ----------   ---------------   -----------   -----------   -------------
   1993        Land and improvements                $ 14,937        $    70         $(   181)    $   (233)      $ 14,593
               Buildings and improvements            143,477          6,249          ( 4,075)      (2,619)       143,032
               Equipment, furniture and fixtures     312,532         59,909          (47,371)      (8,819)       316,251
                                                   ----------   ---------------   -----------   -----------   -------------

               Totals                               $470,946        $66,228         $(51,627)    $(11,671)      $473,876
                                                   ==========   ===============   ===========   ===========   =============


   1992        Land and improvements                $ 14,932        $   226              ---     $(   221)      $ 14,937
               Buildings and improvements            137,165         12,836         $( 1,465)     ( 5,059)       143,477
               Equipment, furniture and fixtures     295,248         70,310          (38,627)     (14,399)       312,532
                                                   ---------    ---------------   -----------   -----------   -------------

               Totals                               $447,345        $83,372         $(40,092)    $(19,679)      $470,946
                                                   =========    ===============   ===========   ===========   =============


   1991        Land and improvements                $ 14,132        $   787              ---     $     13       $ 14,932
               Buildings and improvements            112,049         25,193         $(   103)          26        137,165
               Equipment, furniture and fixtures     258,668         72,124          (34,603)     (   941)       295,248
                                                   ---------    ---------------   -----------   -----------   -------------

               Totals                               $384,849       $ 98,104         $(34,706)    $(   902)      $447,345
                                                   =========    ===============   ===========   ===========   =============

(1) Additions to equipment, furniture and fixtures in each year consist primarily of computer hardware manufactured by the Company and used in product development.

(2) Non-cash additions consist of additions to a building at a cost of $7,246 through a long-term debt transaction in 1991.

(3) Other changes consist primarily of changes in the reported dollar amounts of fixed assets held by international subsidiaries as the result of changes in currency translation rates.

(4) As  a  part  of  changes  in  the Company's  product,  sales  and
    manufacturing strategies, the  Company  will  eliminate   certain
    operations in phases over the course of 1994. Included in property, plant and equipment is $13.3 million in net book value of assets related to these operations, consisting primarily of $10.6 million in net book value of land and buildings comprising the Company's Netherlands manufacturing facility. The net book value of that facility approximates market value. The Company will sell or lease the facility.



    Certain reclassifications have been made to the previously reported 1991 and 1992 balances to provide comparability with the current year presentation.

                   INTERGRAPH CORPORATION AND SUBSIDIARIES

SCHEDULE VI ---- ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                (In Thousands)

                          Column A                 Column  B      Column C       Column D     Column E       Column F
              ---------------------------------    ----------   ------------   -----------   -----------   ------------
                                                                 Additions
For the year                                       Balance at    charged to                                  Balance at
   ended                                           beginning     costs and                     Other            end
December 31,             Description               of period    expenses (1)   Retirements   changes (2)   of period (3)
- ------------  ----------------------------------   ----------   ------------   -----------   -----------   -------------
   1993        Land and improvements                $  1,852       $   154           ---           ---        $  2,006
               Buildings and improvements             29,525         6,619      $( 1,938)     $    720          34,926
               Equipment, furniture and fixtures     192,562        58,643       (31,050)      ( 7,642)        212,513
                                                   ---------    ------------   -----------   ------------  -------------

               Totals                               $223,939       $65,416      $(32,988)     $( 6,922)       $249,445
                                                   =========    ============   ===========   ============  =============


   1992        Land and improvements                $  1,588       $   264           ---           ---        $  1,852
               Buildings and improvements             25,364         6,189      $(   379)     $( 1,649)         29,525
               Equipment, furniture and fixtures     171,299        59,202       (29,196)      ( 8,743)        192,562
                                                   ---------    ------------   -----------   ------------  -------------

               Totals                               $198,251       $65,655      $(29,575)     $(10,392)       $223,939
                                                   =========    ============   ===========   ============  =============


   1991        Land and improvements                $  1,285       $   303           ---           ---        $  1,588
               Buildings and improvements             20,670         4,674      $(    66)     $     86          25,364
               Equipment, furniture and fixtures     138,163        53,943       (19,794)      ( 1,013)        171,299
                                                   ---------    ------------   -----------   ------------  -------------

               Totals                               $160,118       $58,920      $(19,860)     $(   927)       $198,251
                                                   =========    ============   ===========   ============  =============




(1) Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Asset lives range from three to thirty years.

(2) Other changes consist primarily of changes in the reported dollar amounts of accumulated depreciation on fixed assets held by international subsidiaries as the result of changes in currency translation rates.

(3) See Note 4 in Schedule V regarding operations to be eliminated.




    Certain reclassifications have been made to the previously reported 1991 and 1992 balances to provide comparability with the current year presentation.

                   INTERGRAPH CORPORATION AND SUBSIDIARIES

      SCHEDULE VIII ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            Column A                          Column B      Column C       Column D         Column E
- -----------------------------------          -----------    ---------    -------------   -------------
                                                            Additions
                                             Balance at     charged to
                                              beginning     costs and                    Balance at
           Description                        of period      expenses     Deductions     end of period
- -----------------------------------          -----------    ---------    -------------   -------------
Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance sheet                1993   $18,969,000    6,201,000    4,379,000 (1)   $20,791,000
                                      1992   $18,720,000    4,457,000    4,208,000 (1)   $18,969,000
                                      1991   $16,040,000    5,829,000    3,149,000 (1)   $18,720,000



Allowance for obsolete inventory
  deducted from inventories
  in the balance sheet                1993   $24,607,000   41,630,000   41,677,000 (2)   $24,560,000
                                      1992   $27,984,000   31,497,000   34,874,000 (2)   $24,607,000
                                      1991   $24,622,000   25,026,000   21,664,000 (2)   $27,984,000


(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory reduced to net realizable value.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES

                  SCHEDULE IX ---- SHORT-TERM BORROWINGS

                            Column A             Column B     Column C    Column D      Column E     Column F
                      ---------------------   -------------   --------   -----------   -----------   --------
                                                                                                     Weighted
                                                                           Maximum       Average     average
                                                              Weighted     amount        amount      interest
                      Category of aggregate                   average    outstanding   outstanding     rate
                           short-term          Balance at     interest     during        during       during
                           borrowings         end of period     rate       period        period       period
                      ---------------------   -------------   --------   -----------   -----------   --------
                                                                                           (2)          (3)
Year ended              Amounts payable
  December 31, 1993:     to banks (1)           $6,896,000       8.1%     $7,794,000    $1,443,000      9.6%

Year ended              Amounts payable
  December 31, 1992:     to banks (1)                  ---       ---      $1,931,000    $  228,000     10.9%

Year ended              Amounts payable
  December 31, 1991:     to banks (1)           $1,931,000       9.6%     $3,356,000    $2,133,000      9.8%


(1) Represents financing arranged on behalf of an international subsidiary with repayment guaranteed by the parent company.

(2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(3) The weighted average interest rate during the period was computed by dividing actual interest expense for the period by the weighted average amount outstanding during the period.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES

        SCHEDULE X ---- SUPPLEMENTARY INCOME STATEMENT INFORMATION




         Column A                 Column B
     -----------------       --------------------

                               Charged to costs
          Item                   and expenses
     -----------------       --------------------

     Amortization of
     intangible assets        1993   $20,072,000
                              1992   $12,800,000
                              1991   $ 9,168,000


     Royalties                1993   $40,048,000
                              1992   $37,175,000
                              1991   $31,168,000


     Advertising              1993   $10,609,000
                              1992   $10,800,000
                              1991   $11,826,000