Form 10-Q
period 1994-03-31
INTERGRAPH CORP
filed 1994-05-12
CIK 351145

===============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to   _____


                      Commission file number 0-9722


                            INTERGRAPH CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                  63-0573222
- - -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

       Intergraph Corporation
         Huntsville, Alabama                       35894-0001
- - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                              (205) 730-2000
                            ------------------
                            (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X  NO


     Common stock, par value  $.10 per share:  45,307,909 shares outstanding as of March 31, 1994

===============================================================================

                         INTERGRAPH CORPORATION
                                FORM 10-Q
                             March 31, 1994

                                  INDEX



                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements


            Consolidated Balance Sheets at March 31, 1994 and
               December 31, 1993                                          2

            Consolidated Statements of Income for the quarters ended
               March 31, 1994 and 1993                                    3

            Consolidated Statements of Cash Flows for the quarters
               ended March 31, 1994 and 1993                              4

            Notes to Consolidated Financial Statements                   5-6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-11


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                            12

   Item 6.  Exhibits and Reports on Form 8-K                             13


   SIGNATURES                                                            14

PART I.  FINANCIAL INFORMATION


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

- - -------------------------------------------------------------------------------
                                                     March 31,     December 31,
                                                       1994            1993
- - -------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
   Cash and cash equivalents                        $  41,124        $  55,976
   Short-term investments                              24,673           19,772
   Accounts receivable                                303,811          314,256
   Inventories                                        106,571          111,555
   Refundable income taxes                             36,530           42,380
   Other current assets                                59,284           41,118
- - -------------------------------------------------------------------------------
        Total current assets                          571,993          585,057

   Long-term investments                               23,618           23,560
   Other assets                                        22,544           22,281
   Property, plant, and equipment, net                219,619          224,431
- - -------------------------------------------------------------------------------
        Total Assets                                $ 837,774        $ 855,329
===============================================================================

Liabilities and Shareholders' Equity
   Trade accounts payable                           $  39,185        $  42,866
   Accrued compensation                                50,568           43,366
   Other accrued expenses                              69,488           75,608
   Billings in excess of sales                         60,608           62,087
   Income taxes payable                                 3,987            3,309
   Short-term debt and current maturities of
     long-term debt                                     3,631            9,065
- - -------------------------------------------------------------------------------
        Total current liabilities                     227,467          236,301

   Deferred income taxes                               14,699           12,777
   Long-term debt                                      17,306           17,541
- - -------------------------------------------------------------------------------
        Total liabilities                             259,472          266,619
- - -------------------------------------------------------------------------------
   Shareholders' equity:
     Common stock, par value $.10 per share
       - 100,000,000 shares authorized;
       57,361,362 shares issued                         5,736            5,736
     Additional paid-in capital                       248,213          246,642
     Retained earnings                                510,312          524,359
     Cumulative translation adjustment               (  5,675)        (  7,606)
- - -------------------------------------------------------------------------------
                                                      758,586          769,131
     Less - cost of 12,053,453 treasury shares at
       March 31, 1994 and 12,006,827 treasury
       shares at December 31, 1993                   (180,284)        (180,421)
- - -------------------------------------------------------------------------------
        Total shareholders' equity                    578,302          588,710
- - -------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity  $ 837,774        $ 855,329
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

- - -------------------------------------------------------------------------------
Quarter Ended March 31,                                    1994        1993
- - -------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                                $ 151,132    $ 188,781
 Maintenance and services                                  88,941       93,296
- - -------------------------------------------------------------------------------
   Total revenues                                         240,073      282,077
- - -------------------------------------------------------------------------------

Cost of revenues
 Systems                                                   90,781       98,089
 Maintenance and services                                  51,923       66,029
- - -------------------------------------------------------------------------------
   Total cost of revenues                                 142,704      164,118
- - -------------------------------------------------------------------------------

   Gross profit                                            97,369      117,959

Product development                                        34,857       40,818
Sales and marketing                                        58,071       59,253
General and administrative                                 23,317       27,682
Restructuring charge                                          ---        2,606
- - -------------------------------------------------------------------------------

   Loss from operations                                  ( 18,876)    ( 12,400)

Interest expense                                         (    494)    (    668)
Interest income                                               866        1,278
Other income (expense) - net                             (  1,563)    (  4,104)
- - -------------------------------------------------------------------------------

   Loss before income taxes and cumulative
      effect of change in accounting for income taxes    ( 20,067)    ( 15,894)

Income tax benefit                                          6,020        5,722
- - -------------------------------------------------------------------------------

   Loss before cumulative effect of change in
      accounting for income taxes                        ( 14,047)    ( 10,172)

Cumulative effect as of January 1, 1993, of change in
   method of accounting for income taxes                      ---        2,500
- - -------------------------------------------------------------------------------
   Net loss                                             $( 14,047)   $(  7,672)
===============================================================================

Earnings (loss) per share:
Loss before cumulative effect of change in accounting
 for income taxes                                       $(    .31)   $(    .21)
Cumulative effect of change in accounting for income
 taxes                                                        ---          .05
- - -------------------------------------------------------------------------------
   Net loss                                             $(    .31)   $(    .16)
===============================================================================
Weighted average shares outstanding                        45,353       47,724
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

- - -------------------------------------------------------------------------------
Quarter Ended March 31,                                     1994         1993
- - -------------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
 Net loss                                               $( 14,047)   $(  7,672)
 Adjustments to reconcile net loss to net
 cash provided by operations:
   Cumulative effect of change in method of accounting
     for income taxes                                         ---     (  2,500)
   Depreciation and amortization                           17,823       21,914
   Non-cash portion of restructuring charge                   ---        1,684
   Gain on sale of long-term investment                  (  2,475)         ---
   Write-off of long-term investments                       3,361        3,273
   Net changes in current assets and liabilities            4,745     (     11)
   Net exchange loss                                          652        1,181
- - -------------------------------------------------------------------------------
   Net cash provided by operating activities               10,059       17,869
- - -------------------------------------------------------------------------------

Investing Activities:
 Increase in short-term investments and long-term
   debt securities, net                                       ---     (  9,326)
 Purchases of available-for-sale securities              ( 15,552)         ---
 Sales of available-for-sale securities                    12,980          ---
 Purchase of property, plant, and equipment              ( 11,878)    ( 14,233)
 Purchase of ownership interests in other businesses     (    600)    (  6,938)
 Repayment of loan by affiliate                               ---        6,994
 Other                                                   (  3,079)    (  4,082)
- - -------------------------------------------------------------------------------
   Net cash used for investing activities                ( 18,129)    ( 27,585)
- - -------------------------------------------------------------------------------

Financing Activities:
 Proceeds of debt                                             259          ---
 Payment of debt                                         (  6,205)    (    610)
 Proceeds of employee stock purchases                         994        1,116
 Proceeds of exercise of stock options                        ---          323
 Acquisition of treasury stock                           (  1,588)    (  4,775)
- - -------------------------------------------------------------------------------
   Net cash used for financing activities                (  6,540)    (  3,946)
- - -------------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (    242)    (  2,172)
- - -------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                ( 14,852)    ( 15,834)
Cash and cash equivalents at beginning of period           55,976       67,194
- - -------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  41,124    $  51,360
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                INTERGRAPH CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.

         Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the three months ended March 31, 1993 to provide comparability with the current period presentation.

NOTE 2: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted the provisions of the new standard for investments held as of and acquired after January 1, 1994. In accordance with the requirements of the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. Neither the cumulative effect of the change in principle as of January 1, 1994 nor its application for the quarter ended March 31, 1994 was material to the Company's results of operations or financial position.

NOTE 3: In the quarter ended March 31, 1994, the Company wrote down minority share investments in two companies, resulting in a pretax charge of $3.4 million ($.05 per share after tax benefit). In addition, the Company sold a portion of a stock investment in another company, resulting in a pretax gain of $2.5 million ($.04 per share after tax). These items are included in "Other income (expense) - net" in the consolidated income statement.

         In the quarter ended March 31, 1993, the Company wrote off a minority share investment in another company, resulting in a pretax charge of $3.3 million ($.04 per share after tax benefit). The charge is included in "Other income (expense) - net" in the consolidated income statement.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

         ----------------------------------------------------------
                                          March 31,    December 31,
                                            1994           1993
         ----------------------------------------------------------
         (In thousands)

         Raw materials                   $  31,444      $  31,023
         Work-in-process                    29,645         33,118
         Finished goods                     12,205         14,295
         Service spares                     33,277         33,119
         ----------------------------------------------------------
         Totals                          $ 106,571      $ 111,555
         ==========================================================


NOTE 5: Property, plant, and equipment - net includes allowances for depreciation and amortization of $256,057,000 and $249,445,000 at March 31, 1994 and
         December 31, 1993, respectively.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

         --------------------------------------------------------------------
                                       Cash Provided By (Used For) Operations
                                           for the Quarter Ended March  31,
                                                  1994           1993
         --------------------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable                 $  12,076     $(  6,158)
           Inventories                             8,137        13,546
           Refundable income taxes                 1,950           853
           Other current assets                 ( 13,698)     (  4,018)
         Increase (decrease) in:
           Trade accounts payable               (  4,506)     (  1,606)
           Accrued compensation and other
             accrued expenses                      1,395         5,310
           Billings in excess of sales          (  1,962)     (  1,951)
           Income taxes payable                    1,353      (  5,987)
         --------------------------------------------------------------------
         Net changes in current assets and
           liabilities                         $   4,745     $(     11)
         ====================================================================

         Cash payments for income taxes totaled $873,000 and $1,332,000 for the quarters ended March 31, 1994 and 1993, respectively. Cash payments for interest during those periods totaled $511,000 and $580,000, respectively.

         There were no significant non-cash investing and financing transactions in the first quarter of 1994. Non-cash transactions in the first quarter of 1993 consisted of the acquisition of a business in part through obligations totaling approximately $2.5 million.

                INTERGRAPH CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- - -------

EARNINGS. The Company incurred a net loss of $.31 per share in the first quarter of 1994 versus a loss of $.16 per share in the first quarter of 1993. First quarter 1993 earnings were reduced by a net $.03 per share by nonrecurring items including a restructuring charge of $.04 per share, the write-off of an equity investment of $.04 per share, and the required adoption of a change in the method of accounting for income taxes, which improved earnings by $.05 per share (shown as the cumulative effect of a change in accounting principle in the first quarter 1993 consolidated income statement).

The current quarter net loss is the result of weak systems revenues. The porting of the Company's technical software applications to Microsoft Corporation's Windows-NT operating system is not as complete as previously expected and the sales cycle for these new products has been longer than expected, causing a delay in customer orders (see "PRODUCT TRANSITION AND RESTRUCTURING" below for further discussion of the product transition). In addition, continued weak economic conditions in Europe, a weak quarter for U.S. government business, and lower than expected indirect sales channel business negatively impacted first quarter revenues.

ORDERS. Systems orders were $130 million for first quarter 1994 versus $140 million for first quarter 1993. Orders were adversely impacted by product transition as customers continue to evaluate a change to the NT system and/or await completion of the porting of specific software applications by the Company.

REMAINDER OF THE YEAR. The Company believes that its product transition has slowed order and revenue levels and will continue to do so pending availability of the new products for shipment. Most new software product offerings are becoming available in second and third quarters with most other applications expected to be completed and offered to customers by the end of 1994. The Company believes that profitability may return in the second half of the year as new products are produced and sold in volume and the benefits of restructuring actions taken during 1993 begin to be more fully realized.


PRODUCT TRANSITION AND RESTRUCTURING
- - ------------------------------------

PRODUCT TRANSITION. Over the past several years the industry in which the Company competes has been characterized by a rapid move to higher performance, lower priced product offerings, by intense price and performance competition (best exhibited by gross margins that have declined steadily in the industry and for the Company), by significantly shorter product cycles, and by development and support of software standards that result in less specific hardware dependency by customers. As a consequence, the operating results of the Company and others in the industry have and will continue to depend on the ability to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. As described below, during late 1992 and 1993 the Company made several strategic decisions to better position itself to compete in this environment.

OPERATING SYSTEMS. In November, 1992 the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system, and to make
Windows NT available on Intergraph workstations. Microsoft's standard Windows system has been widely accepted in the personal computing (PC) market, and Windows NT is Microsoft's new operating system for high-end computing. The effect of this decision is to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that will operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company is continuing to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of operating systems as well as a path to the NT system if and when the customer chooses. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. Both the Company's offering of new products and customers' evaluation of the change to a new operating system are occurring more slowly than anticipated. However, two of the three software applications that dominate the Company's product mix (architecture, engineering, and construction and mapping/geographic information systems), are expected to be available for delivery on Windows NT during the second quarter, with most of the Company's other software applications available by the end of 1994.

While the Company believes that Windows NT will become the dominant operating system in the markets it serves, competing operating systems are available in the market. In addition, several competitors of the Company also offer UNIX or are adopting the Windows NT operating system for product offerings.

HARDWARE ARCHITECTURE. In addition to the Windows NT operating system, the Company believes that Intel Corporation's hardware architecture will play an increasingly important role in the computing markets it serves, and is offering a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's principal hardware platform offering had been based on its own microprocessor. The Company began shipping new Intel-based workstations in third quarter 1993. Intel-based workstations accounted for approximately 60% of the workstation units sold during the first quarter of 1994.

In August, 1993 the Company entered into an agreement with Sun Microsystems Computer Corporation (Sun) to co-develop the next generation Sun SPARC high-end microprocessor and SPARC-based, high quality desktop computer system, and port the Windows NT operating system to that computer system. The commercial result of the agreement for the Company is the right to purchase from Sun the co-developed microprocessor and the right to sell the SPARC-based, high-end computer system operating under Windows NT with Intergraph's technical software applications, all in the second half of 1995. In addition, under the terms of the agreement Sun hired 77 employees of the Company's Advanced Processor Division (APD) effective January 1, 1994, and has the obligation to offer employment to the remaining 40 APD employees effective January 1, 1995. The Company has ceased design of its own microprocessor.

NEW PRODUCTS. In May, 1994, the Company announced a new series of Intel-based personal workstations, the TD-2, TD-3, TD-4 and TD-5. Personal workstations combine PC and workstation functionality into a single computer system. These systems are designed and engineered for high-end and technical applications and are powered by single or dual Intel Pentium microprocessors. The TD-2 has begun shipping. The remaining products in the series are scheduled to begin shipping during the late second to early third quarter of 1994.

RESTRUCTURING. As described above, during late 1992 and 1993, the Company made several strategic decisions to better position itself to compete in the current industry and economic environment. These decisions led to actions that resulted in an $89.8 million pretax restructuring charge in 1993. The restructuring charge was comprised of $10.5 million for direct workforce reductions, $17.1 million for elimination of operations, primarily the Company's European manufacturing and distribution facility, $56.1 million for revaluation of assets resulting from new product strategy, primarily spares inventory, goodwill, and investments in other companies, and $6.1 million for restructure of the Company's electronics business unit.

The Company continues to believe that these actions will reduce expenses by approximately $50 million annually beginning in 1994.
Cost savings resulting from all restructuring actions taken in 1993 reduced first quarter 1994 expenses by approximately $13 million, primarily in the areas of selling, product support, and product development expenses. The Company will not fully realize the benefits of its 1993 restructuring until the closure of its European manufacturing and distribution facility is completed.

There have been no material changes to the Company's restructuring plan during the first quarter of 1994. The phased closure over the course of 1994 of the Company's European manufacturing and distribution facility (IEM) is progressing in accordance with the 1993 plan. The Company believes that the closure will be completed during the third quarter of this year.
Included in the March 31, 1994 balance sheet is approximately $11 million representing the net book value (which approximates market value) of the IEM facility and approximately $5.5 million in related mortgage debt, which will be retired if the facility is sold. Cash outlays in first quarter 1994 related to the 1993 restructuring were approximately $2 million, primarily for severance pay and associated personnel costs, all of which was funded by cash generated from operations. Total 1994 cash expenditures related to the restructuring are expected to be $20 million, primarily for severance pay, related personnel costs, and IEM debt retirement, all of which will be funded from operations and sale or lease of the IEM facility. The Company continues to believe that the long-term effects of the 1993 restructuring on liquidity and sources and uses of capital will be minimal and funded without outside assistance.


REVENUES/ORDERS
- - ---------------

Systems and total revenues for first quarter 1994 were $151.1 million and $240.1 million, respectively, down 20% and 15%, respectively, from the prior year period. All geographic segments were weak, particularly Europe. U.S. and European systems revenues declined 9% and 33%, respectively, from the comparable prior year period. Product transition and weak economic conditions in Europe caused the decline in systems revenue.

International revenues represented 50% of total first quarter revenues, approximately equal to the full year 1993 portion.
European revenues represented 34% of total first quarter revenues, also approximately equal to the full year 1993 portion.

Among the Company's software applications, AEC (architecture, engineering and construction), mapping/GIS (geographic information systems), and MDEM (mechanical design, engineering, and manufacturing) continue to dominate the product mix.

Maintenance revenues grow as the Company's installed base of systems grows. Maintenance revenue for the first quarter of 1994 declined 4% from the comparable prior year period as a result of the systems revenue decline and the shift within the industry to lower priced workstations and software. Services revenue represents less than 5% of total revenues, but it is expected that this form of revenue may represent an increasing portion of the Company's revenue in the future. Both maintenance and services revenue produce lower gross margins than systems revenues. The trend in the industry toward lower priced workstations could continue to reduce maintenance revenue, if not offset by higher volumes of product sales.

First quarter 1994 systems orders totaled $130 million, down 7% from the comparable prior year period. Order levels have been adversely affected by the product transition, economic weakness in Europe and delayed federal government orders. U.S. orders were up 15% (federal government orders were up 6%) from the comparable prior year period; however, U.S. orders, including federal government orders, still remain weak. Total international and European orders declined 20% and 29%, respectively, from the comparable prior year period.


GROSS MARGIN
- - ------------

Gross margin for the first quarter was 40.6% versus 41.8% for the comparable prior year period and 40.8% for the full year 1993. Systems margin for first quarter was 39.9%, down 8.1 points from the comparable prior year period and 4.9 points from full year 1993. Maintenance and services margin for first quarter was 41.6%, an increase of 12.4 points from the comparable prior year period and 8.1 points from full year 1993.

The decline in systems margin is the result of lower sales volume, competitive discounting, and lower margins on new hardware products. In addition, a stronger U.S. dollar against European currencies negatively impacted systems margin. A higher software content in the product slightly offset these negative effects. The Company believes that hardware margins in the industry may continue to decline, offset somewhat by higher software content in the product.

In general, factors that contribute to lower systems margin include price competition, a stronger dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government systems sales to total systems sales. Systems margins are improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have on its systems margin, but expects continuing margin pressure, due primarily to industry price competition.

The increase in maintenance and services margin results primarily from a decline in the provision for inventory obsolescence. As part of the restructuring actions taken during 1993, the Company revalued its oldest generation spares inventory items in recognition of the diminished value of these parts as the Company transitions to smaller, less expensive but more technologically advanced client-server and PC-based systems, to new operating systems that provide greater ease of use, and to systems incorporating microprocessors more widely used in desktop computing. This has resulted in lower obsolescence charges in 1994. In addition, costs of service have declined due in large part to headcount reductions in 1993 that were also the result of restructuring.


OPERATING EXPENSES
- - ------------------

Operating expenses for first quarter 1994 decreased 9% from the comparable prior year period and 5% from the average second half 1993 level (excluding restructuring charges). Total employee headcount has declined 8% from the first quarter 1993 level.

Product development expense for first quarter declined 15% from the comparable prior year period and 10% from the average second half 1993 level due in large part to the 1993 restructuring action that eliminated the Company's microprocessor design division. The Company's continuing efforts to complete its transition to Windows NT has partially offset the savings generated by its 1993 restructuring in the development area and may continue to do so in 1994. First quarter sales and marketing and general and administrative expenses declined 2% and 16%, respectively, from the comparable prior year period and 1% and 6%, respectively, from the average second half 1993 level due primarily to close monitoring of spending and the effects of 1993 restructuring actions which reduced the workforce. The resulting sales and marketing expense reduction in first quarter was offset by higher advertising costs resulting from promotion of the Company's new products. The Company continues to closely monitor all costs.


NON-OPERATING INCOME AND EXPENSES
- - ---------------------------------

Interest income was $.9 million for first quarter versus $1.3 million in first quarter 1993. Both the average cash balance and average yields earned on investments were lower in first quarter
1994 than in 1993.

"Other income (expense) - net" in the consolidated statements of income consists primarily of aggregate exchange and translation gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of non-operating income and expense, and non-recurring charges other than restructuring. The first quarter 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $2.5 million from the sale of a portion of the Company's investment in another company. The first quarter 1993 amount includes a $3.3 million write-off of the Company's investment in an affiliated company.


IMPACT OF CURRENCY FLUCTUATIONS
- - -------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations at the level of international business currently conducted by the Company. For the first quarter of 1994, approximately 50% of the Company's revenues were derived from customers outside the United States (51% for the full year 1993), primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For first quarter
1994, the U.S. dollar strengthened on average from first quarter
1993 levels, which decreased the level of reported dollar revenues, orders, and gross margin, but also decreased the level of reported dollar operating expenses for the period. These effects for first quarter were not material to the Company's results of operations. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies. In addition, the Company has certain currency related asset and liability exposures related to its international operations against which certain measures, including hedging, are taken to reduce currency risk.


INCOME TAXES
- - ------------

The Company's effective tax benefit rate for first quarter 1994 was 30% versus 36% for first quarter 1993 and 31.3% for the full year 1993. The Company anticipates the full year 1994 rate to approximate 30%.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At March 31, 1994, cash and short-term investments totaled $65.8 million, a decrease of $10 million from the December 31, 1993 level.

In first quarter 1994, the Company generated $10.1 million from operations ($17.9 million during the first quarter of 1993). Significant uses of Company funds in the first quarter included $11.9 million in capital expenditures, primarily for Intergraph products used in hardware and software development, and $6.2 million for repayment of short-term debt. Significant uses in the first quarter of 1993 included $14.2 million in capital expenditures, $6.9 million for a business acquisition, and $4.8 million to purchase the Company's stock in the open market. The Company anticipates capital expenditures for the full year 1994 in the $55-65 million range, primarily for computer equipment manufactured by the Company for use in hardware and software development.

Subsequent to the March 31, 1994 first quarter balance sheet date, the Company received a refund of prior years' federal income tax payments of $27.2 million as the result of carryback of its 1993 U.S. tax return loss.

The Company has a $50 million revolving credit agreement with a bank enabling the Company to borrow funds on a revolving basis until May 31, 1995. There were no outstanding borrowings under this agreement at March 31, 1994. The loan commitment is conditional on the maintenance of minimum levels of tangible net worth at various dates through May, 1995. Under certain circumstances, borrowings under the agreement may create a security interest in certain of the accounts receivable of the Company.

The Company has historically enjoyed a strong working capital and liquidity position. Cash generated from operations has historically provided the level of cash required to finance ongoing operations, reinvest in plant and equipment, and finance growth of the business. However, the Company is unable to precisely predict long-term conditions in an industry characterized by rapid technological change and intense competition, and therefore entered into the credit agreement described above to ensure access to capital at a reasonable price.

                INTERGRAPH CORPORATION AND SUBSIDIARIES



PART II.  OTHER INFORMATION

   Item 1:  Legal Proceedings

            The Company is a 50% owner of Bentley Systems, Inc.
            (BSI). BSI granted Intergraph an exclusive worldwide license to distribute MicroStation, which is a basic software package utilized by many of Intergraph's software applications. The Company's sales of the MicroStation product during the year ended December 31, 1993 were approximately $70 million, with a gross margin after royalty payments to BSI of approximately 70% before allocation of selling, marketing, product development, and general and administrative expenses. BSI notified Intergraph on February 3, 1994, that in its opinion certain events had occurred under the terms of the license agreement which make the license nonexclusive, and as a result, BSI may compete with Intergraph in the distribution of MicroStation and in the development and distribution of additional software products. Intergraph disputed that the license agreement had changed, and pursuant to the license agreement, Intergraph submitted the dispute to arbitration under the rules of the American Arbitration Association. Related lawsuits were filed in February 1994, among BSI, Intergraph, and the other 50% shareholders of BSI in the Court of Common Pleas, Chester County, Pennsylvania, the Circuit Court of Madison County, Alabama and the United States District Court for the Eastern District of Pennsylvania. The principal relief sought was a declaration of the rights of the parties under the license and related agreements.

            In May 1994, the Company and BSI completed negotiations settling this matter and terminated all related arbitration and lawsuits. Under the terms of the settlement, the Company's exclusive worldwide license to distribute MicroStation, including related financial terms, remains in effect through December
            31, 1994. Effective January 1, 1995, BSI will be allowed to distribute MicroStation, and Intergraph retains a distribution right to the product but only when sold with other Intergraph software and/or hardware. In addition, effective January 1, 1995, the per copy royalty payable by Intergraph to BSI is increased and, for 1995 only, BSI will pay Intergraph a per copy distribution fee based on BSI's MicroStation sales.

            The financial impact of the settlement on the Company beyond 1994 ultimately depends on the level of the Company's and BSI's MicroStation sales, which the Company is currently unable to predict. It is possible that some MicroStation sales will be diverted to BSI, and the settlement agreement provides that the Company will pay royalties to BSI at a higher per copy rate on its MicroStation sales, though that expense will be partially offset by per copy distribution fees payable from BSI to Intergraph in 1995. Any adverse financial effects of the settlement beyond 1994 will be mitigated by the Company's 50% interest in existing and incremental profits, if any, earned by BSI, and by reduction in MicroStation product marketing and support expenses which become the responsibility of BSI.

   Item 6:  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11, Computations of loss per share, page 15.

           (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                INTERGRAPH CORPORATION AND SUBSIDIARIES

                               SIGNATURES



        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         INTERGRAPH CORPORATION
                         ----------------------
                              (Registrant)




By:   Larry J. Laster                   By:   John W. Wilhoite
      ---------------------------             ------------------------------
      Larry J. Laster                         John W. Wilhoite
      Executive Vice President,               Vice President and Controller
      Chief Financial Officer and             (Principal Accounting Officer)
      Director

Date: May 12, 1994                      Date: May 12, 1994