Form 10-Q
period 1994-06-30
INTERGRAPH CORP
filed 1994-08-11
CIK 351145

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to


                    Commission file number 0-9722


                       INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Delaware                                  63-0573222
- - -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

      Intergraph Corporation
       Huntsville, Alabama                          35894-0001
- - ----------------------------------------           ------------
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


     Common stock, par value  $.10 per share:  44,512,412 shares outstanding as of June 30, 1994

                        INTERGRAPH CORPORATION
                              FORM 10-Q
                            June 30, 1994

                                INDEX



                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION


   Item 1. Financial Statements


           Consolidated Balance Sheets at June 30, 1994 and
             December 31, 1993                                              2

           Consolidated Statements of Income for the quarters ended
             June 30, 1994 and 1993                                         3

           Consolidated Statements of Income for the six months ended
             June 30, 1994 and 1993                                         4

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1994 and 1993                                   5

           Notes to Consolidated Financial Statements                      6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8-14


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                15

   Item 4. Submission of Matters to a Vote of Security Holders              15

   Item 6. Exhibits and Reports on Form 8-K                                 15


   SIGNATURES                                                               16

PART I.   FINANCIAL INFORMATION

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                     June 30,     December 31,
                                                       1994           1993
                                                    ---------     ------------
(In thousands except share and per share amounts)

Assets
   Cash and cash equivalents                        $  43,416        $  55,976
   Short-term investments                              19,263           19,772
   Accounts receivable                                307,404          314,256
   Inventories                                        126,954          111,555
   Refundable income taxes                              6,061           42,380
   Other current assets                                58,129           41,118
                                                    ---------        ---------
        Total current assets                          561,227          585,057

   Long-term investments                               15,483           23,560
   Other assets                                        25,216           22,281
   Property, plant, and equipment, net                232,501          224,431
                                                    ---------        ---------
        Total Assets                                $ 834,427        $ 855,329
                                                    =========        =========

Liabilities and Shareholders' Equity
   Trade accounts payable                           $  61,583        $  42,866
   Accrued compensation                                49,579           43,366
   Other accrued expenses                              63,784           75,608
   Billings in excess of sales                         62,180           62,087
   Income taxes payable                                 2,583            3,309
   Short-term debt and current maturities
    of long-term debt                                   9,398            9,065
                                                    ---------        ---------
        Total current liabilities                     249,107          236,301

   Deferred income taxes                               12,700           12,777
   Long-term debt                                      18,266           17,541
                                                    ---------        ---------
        Total liabilities                             280,073          266,619
                                                    ---------        ---------
   Shareholders' equity:
     Common stock, par value $.10 per share
       - 100,000,000 shares authorized;
       57,361,362 shares issued                         5,736            5,736
     Additional paid-in capital                       246,672          246,642
     Retained earnings                                490,148          524,359
     Cumulative translation adjustment               (    935)        (  7,606)
                                                    ---------        ---------
                                                      741,621          769,131
     Less - cost of 12,848,950 treasury shares at
       June 30, 1994 and 12,006,827 treasury
       shares at December 31, 1993                   (187,267)        (180,421)
                                                    ---------        ---------
        Total shareholders' equity                    554,354          588,710
                                                    ---------        ---------
        Total Liabilities and Shareholders' Equity  $ 834,427        $ 855,329
                                                    =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


Quarter Ended June 30,                          1994         1993
- - ---------------------------------------      ---------    ---------
(In thousands except per share amounts)

Revenues
 Systems                                     $ 149,106    $ 153,211
 Maintenance and services                       93,289       95,899
                                             ---------    ---------
   Total revenues                              242,395      249,110
                                             ---------    ---------
Cost of revenues
 Systems                                        86,359       83,137
 Maintenance and services                       52,492       63,190
                                             ---------    ---------
   Total cost of revenues                      138,851      146,327
                                             ---------    ---------

   Gross profit                                103,544      102,783

Product development                             33,330       42,304
Sales and marketing                             64,670       60,839
General and administrative                      21,771       27,065
Restructuring charge                               ---        1,984
                                             ---------    ---------
   Loss from operations                       ( 16,227)    ( 29,409)

Interest expense                              (    431)    (    480)
Interest income                                    896        1,006
Other income (expense) - net                  (  2,353)    (    192)
                                             ---------    ---------
   Loss before income taxes                   ( 18,115)    ( 29,075)

Income tax (expense) benefit                  (  2,049)      10,467
                                             ---------    ---------
   Net loss                                  $( 20,164)   $( 18,608)
                                             =========    =========
   Net loss per share                        $(    .45)   $(    .40)
                                             =========    =========
Weighted average shares outstanding             44,842       46,252
                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


Six Months Ended June 30,                                1994         1993
- - ---------------------------------------               ---------    ---------
(In thousands except per share amounts)

Revenues
 Systems                                              $ 300,238    $ 341,992
 Maintenance and services                               182,230      189,195
                                                      ---------    ---------
   Total revenues                                       482,468      531,187
                                                      ---------    ---------
Cost of revenues
 Systems                                                177,140      181,226
 Maintenance and services                               104,415      129,219
                                                      ---------    ---------
   Total cost of revenues                               281,555      310,445
                                                      ---------    ---------

   Gross profit                                         200,913      220,742

Product development                                      68,187       83,122
Sales and marketing                                     122,741      120,092
General and administrative                               45,088       54,747
Restructuring charge                                        ---        4,590
                                                      ---------    ---------
   Loss from operations                                ( 35,103)    ( 41,809)

Interest expense                                       (    925)    (  1,148)
Interest income                                           1,762        2,284
Other income (expense) - net                           (  3,916)    (  4,296)
                                                      ---------    ---------
   Loss before income taxes and cumulative
      effect of change in accounting for income taxes  ( 38,182)    ( 44,969)

Income tax benefit                                        3,971       16,189
                                                      ---------    ---------
   Loss before cumulative effect of change in
      accounting for income taxes                      ( 34,211)    ( 28,780)

Cumulative effect as of January 1, 1993 of change in
   method of accounting for income taxes                    ---        2,500
                                                      ---------    ---------
   Net  loss                                          $( 34,211)   $( 26,280)
                                                      =========    =========
Earnings (loss) per share:
Loss before cumulative effect of change
 in accounting for income taxes                       $(    .76)   $(    .61)
Cumulative effect of change in accounting
 for income taxes                                           ---          .05
                                                      ---------    ---------
   Net loss                                           $(    .76)   $(    .56)
                                                      =========    =========
Weighted average shares outstanding                      45,096       46,957
                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

Six Months Ended June 30,                               1994           1993
- - -------------------------                             ---------     ---------
(In thousands)

Cash provided by (used for):
Operating Activities:
 Net loss                                             $( 34,211)    $( 26,280)
 Adjustments to reconcile net loss to net
 cash provided by operations:
   Cumulative effect of change in method of
     accounting for income taxes                            ---      (  2,500)
   Depreciation and amortization                         34,967        42,687
   Non-cash portion of restructuring charge                 ---         3,752
   Gain on sale of long-term investment                (  2,475)          ---
   Write-off of long-term investments                     3,361         3,273
   Collection of income tax refunds                      31,065         2,464
   Net changes in current assets and liabilities          1,009        20,264
   Net exchange loss                                      1,457           783
                                                      ---------     ---------
   Net cash provided by operating activities             35,173        44,443
                                                      ---------     ---------
Investing Activities:
 Increase in short-term investments and long-term
   debt securities, net                                     ---      (  2,771)
 Purchases of available-for-sale securities            ( 46,332)          ---
 Sales of available-for-sale securities                  55,077           ---
 Purchase of property, plant, and equipment            ( 37,575)     ( 31,268)
 Disposal of equipment                                    1,116         3,747
 Purchase of ownership interests in other businesses   (    770)     (  6,938)
 Repayment of loan by affiliate                             ---         6,994
 Other                                                 (  9,913)     (  8,339)
                                                      ---------     ---------
   Net cash used for investing activities              ( 38,397)     ( 38,575)
                                                      ---------     ---------
Financing Activities:
 Proceeds of debt                                         7,410           534
 Payment of debt                                       (  7,764)     (    609)
 Proceeds of employee stock purchases                     1,968         2,219
 Proceeds of exercise of stock options                      ---           828
 Acquisition of treasury stock                         ( 10,379)     ( 21,419)
                                                      ---------     ---------
   Net cash used for financing activities              (  8,765)     ( 18,447)
                                                      ---------     ---------
Effect of exchange rate changes on cash                (    571)     (  3,209)
                                                      ---------     ---------
Net decrease in cash and cash equivalents              ( 12,560)     ( 15,788)
Cash and cash equivalents at beginning of period         55,976        67,194
                                                      ---------     ---------
Cash and cash equivalents at end of period            $  43,416     $  51,406
                                                      =========     =========

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

        Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the six months ended June 30, 1993 to provide comparability with the current period presentation.

NOTE 2: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115,"Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard for investments held as of and acquired after January 1, 1994. In accordance with the requirements of the Statement, prior period financial statements have not been restated to reflect the provisions of the new standard. Neither the cumulative effect of the change in principle as of January 1, 1994 nor its application for the six months ended June 30, 1994 is material to the Company's results of operations or financial position.

NOTE 3: In the first quarter of 1994, the Company wrote down minority share investments in two companies, resulting in a pretax charge of $3.4 million ($.07 per share). In addition, the Company sold a portion of a stock investment in another company, resulting in a pretax gain of $2.5 million ($.05 per share). These items are included in "Other income (expense) - net" in the consolidated income statement.

        In the first quarter of 1993, the Company wrote off a minority share investment in another company, resulting in a pretax charge of $3.3 million ($.04 per share). The charge is included in "Other income (expense) - net" in the consolidated income statement.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

                                June 30,           December 31,
                                  1994                 1993
                              ------------         ------------
       (In thousands)

       Raw materials           $  40,535            $  31,023
       Work-in-process            36,085               33,118
       Finished goods             15,484               14,295
       Service spares             34,850               33,119
                               ---------            ---------
       Totals                  $ 126,954            $ 111,555
                               =========            =========

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation and amortization of $268,035,000 and $249,445,000 at June 30, 1994 and
        December 31, 1993, respectively.

             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: Supplemental cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business acquisitions and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

                              Cash Provided By (Used For) Operations
                                for the Six Months Ended June 30,
                                       1994            1993
                                    ----------      ----------
      (In thousands)

      (Increase) decrease in:
       Accounts receivable           $ 13,526       $ 47,874
       Inventories                    ( 9,341)        17,793
       Other current assets           ( 9,340)       (17,757)
      Increase (decrease) in:
       Trade accounts payable          16,781        (11,118)
       Accrued compensation and
         other accrued expenses       ( 7,388)       (   320)
       Billings in excess of sales    ( 1,272)       (10,378)
       Income taxes payable           ( 1,957)       ( 5,830)
                                     ---------      ---------
      Net change in current assets
        and liabilities              $  1,009       $ 20,264
                                     =========      =========

        Cash payments for income taxes totaled $1,741,000 and $1,744,000 for the six months ended June 30, 1994 and 1993, respectively. Cash payments for interest during those periods totaled $946,000 and $1,028,000, respectively.

        There were no significant non-cash investing and financing transactions in the first half of 1994. Non-cash transactions in the first half of 1993 consisted of the acquisition of a business in part through obligations totaling approximately $2.5 million.

NOTE 7: The Company's effective tax benefit rate for the first half of 1994 was 10.4% versus 36% for first half 1993 and 31.3% for the full year 1993. During the second quarter of 1994 the Company reduced its estimated annual effective tax benefit rate from 30% to 10.4% as a result of exhaustion of all available U.S. tax loss carryback refund opportunities and as a result of a reduction in the Company's deferred tax assets due to a change in the Company's expectations for realization of these future benefits. This reduction in the estimated annual tax benefit rate increased second quarter and year to date net loss by $7,500,000 or $.17 per share versus the previously anticipated full year benefit rate of 30%. Any further losses in 1994 will carry no tax benefit.

             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- - -------

EARNINGS. The Company incurred a net loss of $.45 per share in the second quarter of 1994 versus a loss of $.40 per share in the second quarter of 1993. First half net losses are $.76 in 1994 and $.56 in 1993. Losses in the second quarter and first half of 1994 are the result of a major product transition (to a new operating system and new hardware products) that has resulted in weak systems revenue. The Company has substantially completed its port to Microsoft Corporation's Windows NT operating system for two of its three dominant software applications (architecture, engineering, and construction and mapping/geographic information systems). Porting of most of the remaining software applications is expected to be complete by the end of the year. In addition, most of the hardware products included in the Company's new line of personal workstations are currently available for shipment. The anticipated increase in orders related to the Company's new product offerings has not yet materialized as customers continue to evaluate both the Windows NT operating system and the Company's new hardware offerings.
See "PRODUCT TRANSITION AND RESTRUCTURING" below for further discussion of the product transition.

During the second quarter of 1994 the Company reduced its estimated annual effective tax benefit rate as a result of exhaustion of all available U.S. tax loss carryback refund opportunities and a reduction in the Company's deferred tax assets due to a change in the Company's expectations for realization of these future benefits. This reduction in the estimated annual effective tax benefit rate increased second quarter and year to date net losses by $7.5 million or $.17 per share versus the previously anticipated full year benefit rate of 30%. Second quarter 1993 earnings were reduced $.03 per share by a restructuring charge primarily for severance costs related to the restructuring of various of the Company's European operations, primarily its European headquarters in the Netherlands. First half 1993 earnings were reduced by a net $.05 per share by nonrecurring items including a restructuring charge of $.06 per share, the write-off of an equity investment of $.04 per share, and the required adoption of a change in the method of accounting for income taxes, which improved earnings by $.05 per share (shown as the cumulative effect of a change in accounting principle in the year to date 1993 consolidated income statement). Excluding the 1993 nonrecurring charges, first half 1994 earnings are down $.25 per share from the first half 1993 level due in large part to the decline in tax benefit.


ORDERS. Systems orders were $150.3 million for second quarter and $280.4 million for the first half of 1994, down 3% and 5%, respectively, from the same prior year periods. Second quarter 1994 orders were up 15% from the very low first quarter level. Orders have been adversely impacted by the product transitions as customers continue to evaluate the Windows NT operating system and the Company's new hardware offerings.

On July 13, 1994, the U.S. Navy awarded the Company a multi-year, indefinite delivery, indefinite quantity contract (the Naval Air Systems Command and Space and Naval Warfare Command or "NAVAIR and SPAWAR" contract) to provide computer aided design, manufacturing and engineering (CAD/CAM/CAE) systems and services for electronics and mechanical applications. The twelve year contract has an estimated value of $398 million. The award of this contract has been formally protested by one of the losing bidders. The Company is supporting the efforts of the Navy in defending against the protest, and expects the Navy to prevail in that defense. There will be no order and shipment activity until the dispute is settled.

REMAINDER OF THE YEAR. The Company anticipates improvement in order and revenue levels in the second half of 1994 as it completes its software applications porting effort and with full availability of its new hardware offerings, although another loss will likely be incurred in third quarter. The Company believes it may return to profitability in fourth quarter 1994.


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

OPERATING SYSTEMS. In November, 1992 the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system, and to make Windows NT available on Intergraph workstations. Microsoft's standard Windows system has been widely accepted in the personal computing (PC) market, and Windows NT is Microsoft's new operating system for high-end computing. The effect of this decision is to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that will operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company is continuing to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of operating systems as well as a path to the NT system if and when the customer chooses. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. Both the Company's offering of new products and customers' evaluation of the change to a new operating system are occurring more slowly than anticipated. However, two of the three software applications that dominate the Company's product mix (architecture, engineering, and construction and mapping/geographic information systems) are now available for delivery on Windows NT, with most of the Company's other software applications becoming available by the end of 1994.

While the Company believes that Windows NT will become the dominant operating system in the markets it serves, competing operating systems are available in the market. In addition, several competitors of the Company also offer UNIX or are adopting the Windows NT operating system for product offerings.

HARDWARE ARCHITECTURE. In addition to the Windows NT operating system, the Company believes that Intel Corporation's hardware architecture will play an increasingly important role in the computing markets it serves, and is offering a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's principal hardware platform offering
had been based on its own microprocessor.    The Company has
ceased design of its own microprocessor, although limited production of that microprocessor will continue through 1994.
The Company began shipping new Intel-based workstations in third quarter 1993. Intel-based workstations accounted for approximately 70% of the workstation units sold during the second quarter of 1994.

NEW PRODUCTS. In May, 1994 the Company announced a new series of Intel-based personal workstations, the TD-2, TD-3, TD-4 and TD-5. Personal workstations combine PC and workstation functionality into a single computer system. These systems are designed and engineered for high-end and technical applications and are powered by single or dual Intel Pentium microprocessors. All products in the series are available for shipping except for the TD-5, which is scheduled for availability early in third quarter 1994.

To improve the Company's competitiveness in the separate hardware and software businesses, the Company has adopted a new organizational structure consisting of four business units:
Intergraph Software Solutions, Intergraph Computer Systems (hardware), Intergraph Federal Systems, and Intergraph Electronics. The Company believes this new structure could broaden market penetration by allowing each unit to focus solely on its line of products.

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

The Company continues to believe that these actions will reduce expenses by approximately $50 million annually beginning in 1994. The Company estimates that cost savings resulting from all restructuring actions taken in 1993 reduced first half 1994 expenses by approximately $28 million, primarily in the areas of selling, product support, and product development expenses. The Company will not fully realize the benefits of its 1993 restructuring until the closure of its European manufacturing and distribution facility is completed.

There have been no material changes to the Company's 1993 restructuring plan during the first half of 1994. The phased closure over the course of 1994 of the Company's European manufacturing and distribution facility (IEM) is progressing in accordance with the 1993 plan. The Company believes that the closure will be completed during the third quarter of this year. Included in the June 30, 1994 balance sheet is approximately $11 million representing the net book value (which approximates market value) of the IEM facility and approximately $5.3 million in related mortgage debt, which will be retired if the facility is sold. Cash outlays in the first half of 1994 related to the 1993 restructuring were approximately $5 million, primarily for severance pay and associated personnel costs, all of which were funded by cash generated from operations. Total 1994 cash expenditures related to the restructuring are expected to be $20 million, primarily for severance pay, related personnel costs, and IEM debt retirement, all of which will be funded from operations and sale or lease of the IEM facility. The Company continues to believe that the long-term effects of the 1993 restructuring on liquidity and sources and uses of capital will be minimal. See "LIQUIDITY AND CAPITAL RESOURCES" below for comments regarding the Company's cash position.


REVENUES/ORDERS
- - ---------------

Total revenues for second quarter and first half 1994 were $242.4 million and $482.5 million, respectively, down 3% and 9%, respectively, from the same prior year periods. Second quarter and first half 1994 systems revenues were $149.1 million and $300.2 million, respectively, down 3% and 12%, respectively, from the same prior year periods. Revenue in all of the Company's geographic regions was weak, particularly Europe. For the first half of 1994, U.S. and European systems revenues have declined

9% and 22%, respectively, from the comparable prior year period.
Product transitions are the primary cause for the decline in systems revenue.

International revenues represented 50% of total first half 1994 revenues, approximately equal to the full year 1993 percentage.
European revenues represented 35% of total first half 1994
revenues, also approximately equal to the full year 1993 percentage.

Among the Company's software applications, AEC (architecture, engineering and construction), mapping/GIS (geographic information systems), and MDEM (mechanical design, engineering, and manufacturing) continue to dominate the product mix.

Maintenance revenues grow as the Company's installed base of systems grows. Maintenance revenue for the second quarter and first half of 1994 declined 3% and 4%, respectively, from the comparable prior year periods as a result of the systems revenue decline, the shift within the industry to lower priced workstations and software, and longer product warranty periods. The trend in the industry toward lower priced workstations could continue to reduce maintenance revenue, if not offset by higher volumes of product sales. Services revenue (basically consulting and training activities) represents less than 5% of total revenues, but it is expected that this form of revenue may represent an increasing portion of the Company's revenue in the future.

Second quarter and first half 1994 systems orders totaled $150.3 million and $280.4 million, respectively, down 3% and 5%, respectively, from the comparable prior year periods. Order levels have been adversely affected by the product transition. Second quarter 1994 orders showed some improvement, increasing 15% over the first quarter level. Total U.S. orders for the second quarter and first half 1994 were up 4% and 9%, respectively, from the comparable prior year periods due to increased Federal government orders, which were up 70% and 51%, respectively, from the prior year periods. U.S. commercial orders remain weak. International systems orders for the second quarter and first half 1994 declined 9% and 15%, respectively, from the comparable prior year periods. European orders for the second quarter and first half 1994 were up 4% and down 16%, respectively, from the same prior year periods.


GROSS MARGIN
- - ------------

Gross margins for second quarter and first half 1994 were 42.7% and 41.6%, respectively, versus 41.6% for first half 1993 and 40.8% for the full year 1993.

Systems margin for second quarter was 42.1%, down 3.6 points from the comparable prior year period. First half 1994 systems margin was 41%, down 6 points from the same prior year period and down
3.8 points from the full year 1993 level. The decline in systems margin is the result of lower sales volume, competitive price discounting, and lower margins on new hardware products. A higher software content in the product slightly offset these negative effects. The Company believes that hardware margins in the industry may continue to decline, offset somewhat by higher software content in the product mix.

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

Maintenance and services margin for second quarter was 43.7%, an increase of 9.6 points from the second quarter 1993 level. First half 1994 maintenance and services margin was 42.7%, up 11 points from the same prior year period and up 9.2 points from the full year 1993 level. The increase in maintenance and services margin results primarily from a decline in the provision for inventory obsolescence. As part of the restructuring actions taken during 1993, the Company revalued its oldest generation spares inventory items in recognition of the diminished value of these parts as the Company transitions to Intel based workstations and new operating systems that provide greater ease of use. In addition, costs of service have declined due in large part to headcount reductions in 1993 that were also the result of restructuring.


OPERATING EXPENSES
- - ------------------

Operating expenses for the second quarter and first half 1994 decreased 8% and 9%, respectively, from the comparable prior year periods (excluding restructuring charges) due primarily to close monitoring of spending and the effects of 1993 restructuring actions which reduced the workforce. Total employee headcount has declined 7% from the first half 1993 level.

Product development expense for second quarter and first half 1994 declined 21% and 18%, respectively, from the comparable prior year periods due in large part to the 1993 restructuring action that eliminated the Company's microprocessor design division. The Company's continuing efforts to complete its transition to Windows NT has partially offset the savings generated by its 1993 restructuring in the development area and may continue to do so for the next few quarters. Second quarter and first half 1994 sales and marketing expense increased 6% and 2%, respectively, from the comparable prior year periods.
Savings generated by the restructuring have been offset by higher advertising costs resulting from promotion of the Company's new product offerings. General and administrative expense for the second quarter and first half 1994 declined 20% and 18%, respectively, from the comparable prior year periods. The Company continues to closely monitor all costs.


NON-OPERATING INCOME AND EXPENSES
- - ---------------------------------

Interest income was $.9 million for the second quarter and $1.8 million for the first half of 1994 versus $1.0 million and $2.3 million, respectively, for the same prior year periods. Both the average cash balance and average yields earned on investments were lower during the first half of 1994 than in 1993.

"Other income (expense) - net" in the consolidated statements of income consists primarily of aggregate exchange gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of non-operating income and expense, and non-recurring charges other than restructuring. The first half 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $2.5 million from the sale of a portion of the Company's investment in another company. The first half 1993 amount includes a $3.3 million write-off of the Company's investment in an affiliated company.

IMPACT OF CURRENCY FLUCTUATIONS
- - -------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations at the level of international business currently conducted by the Company. Approximately 50% of the Company's first half 1994 revenues were derived from customers outside the United States (51% for the full year 1993), primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first half of 1994, the U.S. dollar strengthened on average from levels of the comparable prior year period, which decreased the level of reported dollar revenues, orders, and gross margin, but also decreased the level of reported dollar operating expenses in comparison to the prior year period. These effects for the first half of 1994 were not material to the Company's results of operations. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies. In addition, the Company has certain currency related asset and liability exposures related to its international operations against which certain measures, including hedging, are taken to reduce currency risk.


INCOME TAXES
- - ------------

The Company's effective tax benefit rate for the first half of 1994 was 10.4% versus 36% for the prior year period and 31.3% for the full year 1993. See "SUMMARY" above for discussion of the decline in benefit rate. Any further losses in 1994 will carry no tax benefit.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At June 30, 1994, cash and short-term investments totaled $62.7 million, a decrease of $13.1 million from the December 31, 1993 level.

In the first half of 1994, the Company generated $35.2 million from operations ($44.4 million during the first half of 1993) consisting primarily of 1994 refunds of prior years' federal income tax payments as the result of carryback of the 1993 U.S. tax return loss. Significant uses of Company funds in the first half included $37.6 million in capital expenditures, primarily for Intergraph products used in hardware and software development, $10.4 million to purchase the Company's stock in the open market, $9.3 million in inventory build-ups, and $7.8 million for repayment of short-term debt. Significant uses in the first half of 1993 included $31.3 million in capital expenditures, $21.4 million to purchase the Company's stock in the open market, and $6.9 million for a business acquisition.
The Company anticipates capital expenditures for the full year 1994 in the $55-65 million range (excluding those related to the industrial revenue bonds described below), primarily for computer equipment manufactured by the Company for use in hardware and software development.

The Company has a $50 million revolving credit agreement with a bank enabling the Company to borrow funds on a revolving basis until May 31, 1995. There were no outstanding borrowings under this agreement at June 30, 1994. The loan commitment is conditional on the maintenance of minimum levels of tangible net worth at various dates through May, 1995. Under certain circumstances, borrowings under the agreement may create a security interest in certain of the accounts receivable of the Company.

During the second quarter, the State Industrial Development Authority of Alabama authorized the issuance of up to $30 million of industrial revenue bonds to finance the cost of a possible expansion project to increase hardware production capacity. The funds will be used primarily for facilities expansion and new manufacturing equipment. The Company anticipates that the bonds may be issued late in the third quarter. The award includes certain state tax incentives.

The Company believes that existing cash balances together with cash available from its revolving credit agreement will be adequate to meet cash requirements in the remainder of 1994.

             INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

   Item 1: Legal Proceedings

           Refer to information appearing under "Item 1:  Legal
           Proceedings" on page 12 of the Intergraph Corporation
           Form 10-Q Quarterly Report for the quarterly period ended March 31, 1994.

   Item 4: Submission of Matters to a Vote of Security Holders

           Intergraph Corporation's Annual Meeting of
           Shareholders was held on May 12, 1994. The results of the meeting follow.

           (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees were current members of the Board of Directors.

                                                       Votes
                                         -------------------------------
                                             For        Against/Withheld
                                         ----------     ----------------
               Roland E. Brown           37,274,516         1,133,468
               Larry J. Laster           37,365,609         1,042,375
               James W. Meadlock         37,483,710           924,274
               Nancy B. Meadlock         37,475,196           932,788
               Keith H. Schonrock, Jr.   37,300,471         1,107,513
               James F. Taylor, Jr.      37,232,375         1,175,609
               Robert E. Thurber         37,479,144           928,840

           (2) Ratification of the appointment by the Board of Directors of Ernst & Young as the Company's independent auditors for the current year was approved by a vote of 38,098,858 for, 193,875 against, and 115,251 abstentions.

           (3) A proposal by a shareholder that requested the Bylaws of the Company be amended so as to require that each of the Company's directors possess voting rights to at least 1% of the outstanding shares of the Company's common stock was disapproved by a vote of 28,030,930 against, 2,759,250 for, 339,510 abstentions, and 7,278,294 broker non-votes.

           (4) A proposal by a shareholder that requested the Company's Shareholder Rights Plan be amended so as to "not interfere with any public tender offer which treats all shareholders fairly" was disapproved by a vote of 18,543,225 against, 11,514,262 for, 1,072,203 abstentions and 7,278,294 broker non-votes.

   Item 6: Exhibits and Reports on Form 8-K

           (a) Exhibit 11, Computations of loss per share, pages 17 to 18 .

           (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

             INTERGRAPH CORPORATION AND SUBSIDIARIES

                           SIGNATURES




   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     INTERGRAPH CORPORATION
                          (Registrant)






By:   Larry J. Laster               By:  John W. Wilhoite
      -------------------------          ------------------
      Larry J. Laster                    John W. Wilhoite
      Executive Vice President,          Vice President and Controller
      Chief Financial Officer and        (Principal Accounting Officer)
      Director


Date: August 11, 1994             Date:  August 11, 1994