Form 10-Q
period 1994-09-30
INTERGRAPH CORP
filed 1994-10-26
CIK 351145

===============================================================================

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

                             OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

               Commission file number 0-9722

                   INTERGRAPH CORPORATION
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          Delaware                              63-0573222
- -------------------------------     -----------------------------------
(State or other jurisdiction of     (I.R.S.Employer Identification No.)
incorporation or organization)


       Intergraph Corporation
         Huntsville, Alabama                      35894-0001
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


                            (205) 730-2000
                          ------------------
                          (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


        Common stock, par value  $.10 per share:  44,644,003
             shares outstanding as of September 30, 1994

==============================================================================

                        INTERGRAPH CORPORATION
                              FORM 10-Q
                          September 30, 1994

                                INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements


           Consolidated Balance Sheets at September 30, 1994
             and December 31, 1993                                          2

           Consolidated Statements of Income for the quarters ended
             September 30, 1994 and 1993                                    3

           Consolidated Statements of Income for the nine months ended
             September 30, 1994 and 1993                                    4

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1994 and 1993                              5

           Notes to Consolidated Financial Statements                      6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8-14


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                              15

   Item 6. Exhibits and Reports on Form 8-K                                15

   SIGNATURES                                                              16

PART I.   FINANCIAL INFORMATION

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

- -------------------------------------------------------------------------------
                                                  September 30,   December 31,
                                                      1994            1993
- -------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets

    Cash and cash equivalents                         $  53,049   $  55,976
    Short-term investments                                2,099      19,772
    Accounts receivable                                 313,079     314,256
    Inventories                                         132,237     111,555
    Refundable income taxes                               8,743      42,380
    Other current assets                                 52,144      41,118
- -------------------------------------------------------------------------------
            Total current assets                        561,351     585,057

    Long-term investments                                10,760      23,560
    Other assets                                         27,173      22,281
    Property, plant, and equipment, net                 233,973     224,431
- -------------------------------------------------------------------------------
            Total Assets                              $ 833,257   $ 855,329
===============================================================================
Liabilities and Shareholders' Equity
    Trade accounts payable                            $  45,581   $  42,866
    Accrued compensation                                 48,713      43,366
    Other accrued expenses                               67,993      75,608
    Billings in excess of sales                          63,752      62,087
    Income taxes payable                                  3,402       3,309
    Short-term debt and current maturities of
      long-term debt                                     33,779       9,065
- -------------------------------------------------------------------------------
             Total current liabilities                  263,220     236,301

    Deferred income taxes                                11,497      12,777
    Long-term debt                                       18,890      17,541
- -------------------------------------------------------------------------------
              Total liabilities                         293,607     266,619
- -------------------------------------------------------------------------------
Shareholders' equity:
      Common stock, par value $.10 per share
        - 100,000,000 shares authorized;
        57,361,362 shares issued                          5,736       5,736
      Additional paid-in capital                        244,207     246,642
    Retained earnings                                   472,652     524,359
    Cumulative translation adjustment                     2,406    (  7,606)
- -------------------------------------------------------------------------------
                                                        725,001     769,131
    Less - cost of 12,717,359 treasury shares
      at September 30, 1994 and 12,006,827
      treasury shares at December 31, 1993             (185,351)   (180,421)
- -------------------------------------------------------------------------------
       Total shareholders' equity                       539,650     588,710
- -------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity     $ 833,257   $ 855,329
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

- -------------------------------------------------------------------------------
Quarter Ended September 30,                           1994           1993
- -------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                          $ 167,048      $ 156,514
  Maintenance and services                            95,177         94,047
- -------------------------------------------------------------------------------
    Total revenues                                   262,225        250,561
- -------------------------------------------------------------------------------

Cost of revenues
  Systems                                            104,241         87,006
  Maintenance and services                            53,971         59,617
- -------------------------------------------------------------------------------
    Total cost of revenues                           158,212        146,623
- -------------------------------------------------------------------------------

    Gross profit                                     104,013        103,938

Product development                                   35,419         39,564
Sales and marketing                                   66,138         56,744
General and administrative                            23,459         24,911
Restructuring charge                                     ---          9,502
- -------------------------------------------------------------------------------

    Loss from operations                            ( 21,003)      ( 26,783)

Interest expense                                    (    599)      (    426)
Interest income                                          727          1,041
Other income (expense) - net                           3,379       (  2,527)
- -------------------------------------------------------------------------------

    Loss before income taxes                        ( 17,496)      ( 28,695)

Income tax benefit                                       ---          8,856
- -------------------------------------------------------------------------------
    Net loss                                       $( 17,496)     $( 19,839)
===============================================================================
    Net loss per share                             $(    .39)     $(    .43)
===============================================================================
Weighted average shares outstanding                   44,559         45,769
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

- -------------------------------------------------------------------------------
Nine Months Ended September 30,                       1994            1993
- -------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                           $ 467,286      $ 498,506
  Maintenance and services                            277,407        283,242
- -------------------------------------------------------------------------------
     Total revenues                                   744,693        781,748
- -------------------------------------------------------------------------------

Cost of revenues
  Systems                                             281,381        268,232
  Maintenance and services                            158,386        188,836
- -------------------------------------------------------------------------------
      Total cost of revenues                          439,767        457,068
- -------------------------------------------------------------------------------

      Gross profit                                    304,926        324,680

Product development                                   103,606        122,686
Sales and marketing                                   188,879        176,836
General and administrative                             68,547         79,658
Restructuring charge                                      ---         14,092
- -------------------------------------------------------------------------------

      Loss from operations                           ( 56,106)      ( 68,592)

Interest expense                                     (  1,524)      (  1,574)
Interest income                                         2,489          3,325
Other income (expense) - net                         (    537)      (  6,823)
- -------------------------------------------------------------------------------

     Loss before income taxes and cumulative
       effect of change in accounting for
       income taxes                                  ( 55,678)      ( 73,664)

Income tax benefit                                      3,971         25,045
- -------------------------------------------------------------------------------

     Loss before cumulative effect of change
       in accounting for income taxes                ( 51,707)      ( 48,619)

Cumulative effect as of January 1, 1993 of change
  in method of accounting for income taxes                ---          2,500
- -------------------------------------------------------------------------------
     Net  loss                                      $( 51,707)     $( 46,119)
===============================================================================

Earnings (loss) per share:
Loss before cumulative effect of change in
 accounting for income taxes                        $(   1.15)     $(   1.04)
Cumulative effect of change in accounting for
 income taxes                                             ---            .05
- -------------------------------------------------------------------------------
     Net loss                                       $(   1.15)     $(    .99)
===============================================================================
Weighted average shares outstanding                    44,915         46,553
===============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

- -------------------------------------------------------------------------------
Nine Months Ended September 30,                         1994           1993
- -------------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
  Net loss                                          $( 51,707)      $( 46,119)
  Adjustments to reconcile net loss to net cash
  provided by operations:
     Cumulative effect of change in method of
      accounting for income taxes                         ---        (  2,500)
     Depreciation and amortization                     53,859          64,976
     Non-cash portion of restructuring charge             ---           7,441
     Gain on sale of long-term investment            (  5,815)            ---
     Write-off of long-term investments                 3,361           3,273
     Collection of income tax refunds                  32,955           2,680
     Net changes in current assets and liabilities   ( 14,463)         30,742
     Net exchange loss                                  1,104           2,804
- ------------------------------------------------------------------------------
     Net cash provided by operating activities         19,294          63,297
- ------------------------------------------------------------------------------

Investing Activities:
  Increase in short-term investments and long-term
     debt securities, net                                 ---           3,487
  Purchases of available-for-sale securities         ( 61,127)            ---
  Sales of available-for-sale securities               86,771             ---
  Maturities of available-for-sale securities           5,000             ---
  Purchase of property, plant, and equipment         ( 55,496)       ( 45,965)
  Disposal of equipment                                 2,625           4,925
  Purchase of ownership interests in other
   businesses                                        (    770)       (  6,938)
  Repayment of loan by affiliate                          ---           6,994
  Other                                              ( 15,815)       ( 11,366)
- ------------------------------------------------------------------------------
     Net cash used for investing activities          ( 38,812)       ( 48,863)
- ------------------------------------------------------------------------------

Financing Activities:
  Proceeds of debt                                     35,698             860
  Payment of debt                                    ( 11,728)       (    613)
  Proceeds of employee stock purchases                  3,025           3,285
  Proceeds of exercise of stock options                   ---             828
  Acquisition of treasury stock                      ( 10,379)       ( 27,044)
- ------------------------------------------------------------------------------
     Net cash (used for) provided by financing
      activities                                       16,616        ( 22,684)
- ------------------------------------------------------------------------------
Effect of exchange rate changes on cash              (     25)       (  2,798)
- ------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (  2,927)       ( 11,048)
Cash and cash equivalents at beginning of period       55,976          67,194
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $  53,049       $  56,146
==============================================================================


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

        Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the nine months ended September 30, 1993 to provide comparability with the current period presentation.

NOTE 2: In May 1993, the Financial Accounting Standards Board issued
        Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard for investments held as of and acquired after January 1, 1994. In accordance with the requirements of the Statement, prior period financial statements have not been restated to reflect the provisions of the new standard. Neither the cumulative effect of the change in principle as of January 1, 1994 nor its application for the nine months ended September 30, 1994 is material to the Company's results of operations or financial position.

NOTE 3: In the first quarter of 1994, the Company wrote down minority share investments in two companies, resulting in a pretax charge of $3.4 million ($.07 per share). During the first nine months of 1994, the Company in two installments sold its stock investment in another company, resulting in a pretax gain of $3.3 million ($.07 per share) in the third quarter of 1994 and a pretax gain of $5.8 million ($.12 per share) for the first nine months of 1994. These items are included in "Other income (expense) - net" in the consolidated income statement.

        In the first quarter of 1993, the Company wrote off a minority share investment in another company, resulting in a pretax charge of $3.3 million ($.04 per share). The charge is included in "Other income (expense) - net" in the consolidated income statement.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

- ------------------------------------------------------------------------------
                                         September 30,    December 31,
                                             1994             1993
- ------------------------------------------------------------------------------
(In thousands)

Raw materials                             $  42,589       $  31,023
Work-in-process                              37,571          33,118
Finished goods                               15,336          14,295
Service spares                               36,741          33,119
- ------------------------------------------------------------------------------
Totals                                    $ 132,237         111,555
==============================================================================

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation and amortization of $279,571,000 and $249,445,000 at September 30, 1994 and December 31, 1993, respectively.

INTERGRAPH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: Supplemental cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business acquisitions and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

        -----------------------------------------------------------------------
                                        Cash Provided By (Used For) Operations
                                        for the Nine Months Ended September 30,
                                                     1994          1993
        -----------------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
           Accounts receivable                    $ 11,658       $ 45,456
           Inventories                             (11,538)        18,078
           Other current assets                    ( 7,831)       (14,686)
        Increase (decrease) in:
           Trade accounts payable                  (    88)         1,510
           Accrued compensation and other
            accrued expenses                       ( 5,906)       ( 1,370)
           Billings in excess of sales             (   583)       (11,356)
           Income taxes payable                    (   175)       ( 6,890)
        -----------------------------------------------------------------------
        Net change in current assets
         and liabilities                          $(14,463)       $ 30,742
        -----------------------------------------------------------------------


        Cash payments for income taxes totaled $2,291,000 and $2,168,000 for the nine months ended September 30, 1994 and 1993, respectively. Cash payments for interest during those periods totaled $1,613,000 and $1,498,000, respectively.

        There were no significant non-cash investing and financing transactions in the first nine months of 1994. Non-cash transactions in the first nine months of 1993 consisted of the acquisition of a business in part through obligations totaling approximately $2.5 million.

NOTE 7: The Company's effective tax benefit rate for the third quarter of 1994 was zero and for the first nine months of 1994 was 7.1%, versus 30.9% for third quarter 1993, 34% for the first nine months of 1993, and 31.3% for the full year 1993. During the second quarter of 1994 the Company reduced its estimated annual effective tax benefit rate as a result of exhaustion of all available U.S. tax loss carryback refund opportunities and as a result of a reduction in the Company's deferred tax assets due to a change in the Company's expectations for realization of these future benefits. Any further losses in 1994 will carry no tax benefit.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- -------

EARNINGS. The Company incurred a net loss of $.39 per share in the third quarter of 1994 versus a loss of $.43 per share in the third quarter of 1993. For the first nine months of 1994, the Company incurred a net loss per share of $1.15 versus $.99 in 1993. Losses in the third quarter and first nine months of 1994 are the result of a major product transition (to a new operating system and new hardware products) that has resulted in weak systems revenue, and of a decline in gross margin on systems sales and the loss of tax benefits of the Company's pretax loss.

Third quarter 1994 earnings were increased $.07 per share as a result of a gain on the sale of the Company's investment in an affiliated company. Third quarter 1993 earnings were reduced $.14 per share by a restructuring charge primarily for employee severance costs, facilities charges and write-off of assets. Excluding these nonrecurring items in third quarter 1994 and 1993, loss per share increased by $.17 as the result of declining systems gross margin and loss of tax benefits of the Company's pretax loss.

Earnings for the first nine months of 1993 were reduced by a net $.19 per share by nonrecurring items including a restructuring charge of $.20 per share, the write-off of an equity investment of $.04 per share, and the required adoption of a change in the method of accounting for income taxes, which improved earnings by $.05 per share (shown as the cumulative effect of a change in accounting principle in the year to date 1993 consolidated income statement). Excluding the 1993 nonrecurring charges, year to date 1994 losses are up $.35 per share from the 1993 level due to a $37 million decline in revenues, a
6.4 point decline in systems gross margin, and the loss of tax benefits.

TRANSITION PROGRESS. The Company has substantially completed its port to Microsoft Corporation's Windows NT operating system for two of its three dominant software applications (architecture, engineering, and construction and mapping/geographic information systems). Porting of most of the remaining software applications is expected to be complete by the end of the year. With respect to hardware transition, Intel-based workstations accounted for approximately 80% of the hardware units sold during the third quarter, indicating the near completion of hardware transition. The Company believes the Windows NT operating system is gaining increasing acceptance in the U.S. and Asian markets, with the European market somewhat slower in its acceptance.

ORDERS. Third quarter systems orders were up 9% from the same prior year period and up 17% from the second quarter 1994 level. This is the first time orders have increased year to year since the transition began. The Company believes the order increase is evidence of the forward movement of the transition; however, the order increase is slower and later than the Company planned.

On July 13, 1994, the U.S. Navy awarded the Company a multi-year, indefinite delivery, indefinite quantity contract (the Naval Air Systems Command and Space and Naval Warfare Command or "NAVAIR and SPAWAR" contract) to provide computer aided design, manufacturing and engineering (CAD/CAM/CAE) systems and services for electronics and mechanical applications. The twelve year contract has an estimated value of $398 million. The award of this contract has been formally protested by one of the losing bidders. The Company is supporting the efforts of the Navy in defending against the protest, and expects the Navy to prevail in that defense. The Company expects settlement of the dispute during the fourth quarter. There will be no order and shipment activity until the dispute is settled.

OUTLOOK. The Company anticipates continued improvement in order and revenue levels during the fourth quarter as it continues progress in its software applications porting effort and makes fully available its new hardware offerings, although another loss will likely be incurred. The Company expects to be profitable for 1995.


PRODUCT TRANSITION AND RESTRUCTURING
- ------------------------------------

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

OPERATING SYSTEMS. In November, 1992 the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system, and to make Windows NT available on Intergraph workstations. Microsoft's standard Windows system has been widely accepted in the personal computing (PC) market, and Windows NT is Microsoft's operating system for high-end computing. The effect of this decision is to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that will operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company is continuing to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of operating systems as well as a path to the NT system if and when the customer chooses. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. Both the Company's offering of new products and customers' evaluation of the change to a new operating system are occurring more slowly than anticipated.

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

In May, 1994 the Company announced a new series of Intel-based personal workstations, the TD-2, TD-3, TD-4 and TD-5. Personal workstations combine PC and workstation functionality into a single computer system. These systems are designed and engineered for high-end and technical applications and are powered by single or dual Intel Pentium microprocessors. All products in the series are available for shipping.

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

The Company estimates that the restructuring actions taken in 1993 have reduced year to date 1994 expenses by approximately $45 million, primarily in the areas of selling, product support, and product development expenses.

There have been no changes to the Company's 1993 restructuring plan during the first nine months of 1994 that would materially affect the amount of the 1993 restructuring charge. The phased closure over the course of 1994 of the Company's European manufacturing and distribution facility (IEM) was completed during the third quarter. The Company determined in fourth quarter 1994 that it will utilize a portion of this facility as a distribution center for Europe and will lease any excess space. The original plan called for sale or lease of the facility. Included in the September 30, 1994 balance sheet is approximately $11 million representing the net book value (which approximates market value) of the IEM facility and approximately $5.5 million in related mortgage debt. Cash outlays in the first nine months of 1994 related to the 1993 restructuring were approximately $10 million, primarily for severance pay and associated personnel costs, all of which was funded by cash generated from operations and credit line borrowing. Total 1994 cash expenditures related to the restructuring are expected to be $13-$15 million, primarily for severance pay and related personnel costs, all of which will be funded from operations and existing credit line borrowings. The Company continues to believe that the long-term effects of the 1993 restructuring on liquidity and sources and uses of capital will be minimal. See "LIQUIDITY AND CAPITAL RESOURCES" below for comments regarding the Company's cash position.


REVENUES/ORDERS
- ---------------

REVENUES. Total revenues for third quarter and year to date 1994 were $262.2 million and $744.7 million, respectively, up 5% and down 5%, respectively, from the same prior year periods.

Third quarter systems revenues were $167 million, up 7% from the prior year period due to an 18% increase in U.S. systems revenues (both U.S. commercial and Federal government revenues were improved), partially offset by a 6% decline in international revenues (European revenues were down 5%). Third quarter systems revenues were up 12% from the second quarter 1994 level due to improved U.S. systems revenues. Year to date 1994 systems revenues were $467.3 million, down 6% from the same prior year period due to a 14% decline in international systems revenues (European systems revenues were down 17%), partially offset by a 2% increase in U.S. systems revenues. Product transition and declining per unit sales prices are the primary causes for the decline in systems revenue.

International revenues represented 49% of year to date 1994 total revenues, versus 51% for the full year 1993. European revenues represented 34% of year to date 1994 total revenues, approximately equal to the full year 1993 percentage.

Among the Company's software applications, AEC (architecture, engineering and construction), mapping/GIS (geographic information systems), and MDEM (mechanical design, engineering, and manufacturing) continue to dominate the product mix.

Maintenance revenues grow as the Company's installed base of systems grows. Maintenance revenue for the third quarter was relatively flat with the third quarter 1993 and year to date declined 2% from the same prior year period, due to the systems revenue decline, the shift within the industry to lower priced workstations and software, and longer product warranty periods. The trend in the industry toward lower priced workstations with longer warranty periods could continue to reduce maintenance revenue, if not offset by higher volumes of product sales.

ORDERS. Systems orders for the third quarter totaled $175.3 million, up 9% from the prior year period. Systems orders for the first nine months of 1994 totaled $455.7 million, flat with the prior year period. U.S. systems orders for the third quarter and year to date 1994 were up 3% and 6%, respectively, from the comparable prior year periods. Federal government orders were down 18% and up 10%, respectively. Government purchasing activity remains unpredictable. U.S. commercial orders were up 29% and 4%, respectively. International systems orders for the third quarter and year to date 1994 were up 20% and down 6%, respectively, from the comparable prior year periods. European orders for the third quarter and year to date 1994 were up 11% and down 9%, respectively. Order levels have improved sequentially in both the second and third quarters of 1994. Third quarter orders were up 17%
from the second quarter, while second quarter orders increased 16% over the first quarter level due primarily to improved U.S. order levels in both the commercial and Federal sectors.

Based on current order levels and trends, the Company believes its new hardware offerings and the new Windows NT operating system are gaining acceptance in the U.S. and Asia Pacific regions, with acceptance in the European region somewhat slower. However, all geographic regions' order levels have been adversely affected year to date by the product transition.


GROSS MARGIN
- ------------

Gross margins for the third quarter and the first nine months of 1994 were 39.7% and 40.9%, respectively, versus 41.5% for the first nine months of 1993 and 40.8% for the full year 1993.

Systems margin for third quarter was 37.6%, down 6.8 points from the comparable prior year period. Systems margin for the first nine months of 1994 was 39.8%, down 6.4 points from the same prior year period and down 5 points from the full year 1993 level. The decline in systems margin is the result of competitive price discounting in all regions, lower margins on new hardware products, a 17% decline in European sales volume, and a decline in the mix of international systems sales to total Company systems sales. In addition, third quarter systems margin was negatively impacted by a third quarter price reduction on the Company's low end personal workstations as part of a marketing strategy to strengthen the Company's indirect sales channel. Third quarter systems margin was also negatively impacted by a loss on the sale of excess inventory.

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

Maintenance and services margin for third quarter was 43.3%, an increase of 6.7 points from the third quarter 1993 level. For the first nine months of 1994 maintenance and services margin was 42.9%, up approximately 9.6 points from the same prior year period and the full year 1993 level. The increase in maintenance and services margin results primarily from a decline in the provision for inventory obsolescence . As part of the restructuring actions taken during 1993, the Company revalued its oldest generation spares inventory items in recognition of the diminished value of these parts as the Company transitions to Intel based workstations and new operating systems that provide greater ease of use. In addition, headcount reductions from the 1993 restructuring have favorably affected maintenance and services margin, as have increased presales activities of maintenance personnel, which are charged to sales and marketing expense.


OPERATING EXPENSES
- ------------------

Operating expenses for the third quarter and first nine months of 1994 increased 3% and decreased 5%, respectively, from the comparable prior year periods (excluding restructuring charges). Total employee headcount has declined 5% from the comparable prior year level.

Product development expense for third quarter and year to date 1994 declined 11% and 16%, respectively, from the comparable prior year periods due in large part to the 1993 restructuring action that eliminated the Company's microprocessor design division, and, to a lesser extent, due to an increase in the costs of development activities capitalized by the Company. The Company's continuing efforts to complete its transition to Windows NT have partially offset the savings generated by its 1993 restructuring in the development area and may continue to do so for the next two quarters. Third quarter and year to date 1994 sales and marketing expense increased 17% and 7%, respectively, from the comparable prior year periods. Savings generated by the restructuring have been offset by an increase in presales support (see "Gross Margin" above) and advertising costs resulting from demonstration and promotion of the Company's new product offerings. General and administrative expense for the third quarter and year to date 1994 declined 6% and 14%, respectively, from the comparable prior year periods. The Company continues to closely monitor all costs.


NON-OPERATING INCOME AND EXPENSES
- ---------------------------------

Interest income was $.7 million for the third quarter and $2.5 million for the first nine months of 1994 versus $1.0 million and $3.3 million, respectively, for the same prior year periods. The average cash balance was lower during the first nine months of 1994 than in 1993. See "Liquidity and Capital Resources" below.

"Other income (expense) - net" in the consolidated statements of income consists primarily of aggregate exchange gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of non-operating income and expense, and non-recurring charges other than restructuring. The third quarter 1994 amount includes a gain of $3.3 million from the sale of the Company's remaining investment in an affiliated company. The year to date 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $5.8 million from the sale of the Company's investment in an affiliated company. The year to date 1993 amount includes a $3.3 million write-off of the Company's investment in an affiliated company.

IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
- ------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations at the level of international business currently conducted by the Company. In the first nine months of 1994, approximately 49% of the Company's revenues were derived from customers outside the United States (51% for the full year 1993), primarily through subsidiary operations.
Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first nine months of 1994, the U.S. dollar strengthened on average from levels of the comparable prior year period, which decreased the level of reported dollar revenues, orders, and gross margin, but also decreased the level of reported dollar operating expenses in comparison to the prior year period. These effects for the first nine months of 1994 were not material to the Company's results of operations. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies.

With respect to balance sheet exposure to currency fluctuations, the strategy of the Company is to protect against financial statement volatility arising from changes in exchange rates on amounts denominated for balance sheet purposes in a currency other than the functional currency of the local company entity. The Company therefore enters into forward contracts and options ("derivative instruments") primarily related to intercompany receivables and payables, including formalized intercompany debt, which are denominated in a currency other than the local entity functional currency. Periodic changes in the value of these derivative instruments are used to offset exchange rate-related changes in the financial statement value of the foreign currency denominated receivables and payables. Derivative instruments are only purchased in amounts sufficient to offset possible significant currency rate-related changes in the recorded values of receivables and payables, which represent a known calculable exposure for the Company from period to period. Since this risk is calculable and derivatives are purchased only in offsetting amounts, neither the derivatives themselves or the exposed foreign currency denominated receivables and payables can have a significant effect on the Company's financial position or results of operations. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposure described above. By policy the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures.


INCOME TAXES
- ------------

The Company's effective tax benefit rate for third quarter 1994 was zero and for the first nine months of 1994 was 7.1 %, versus 30.9% for the third quarter 1993, 34% for the first nine months of 1993 and 31.3% for the full year 1993. Any further losses in 1994 will carry no tax benefit.

During the second quarter of 1994 the Company reduced its estimated annual effective tax benefit rate as a result of exhaustion of all available U.S. tax loss carryback refund opportunities and a reduction in the Company's deferred tax assets due to a change in the Company's expectations for realization of these future benefits. This reduction in the estimated annual effective tax benefit rate has increased year to date net losses by $13.5 million or $.30 per share versus the 1993 full year benefit rate.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At September 30, 1994, cash and short-term investments totaled $55.1 million, a decrease of $20.6 million from the December 31, 1993 level. The short-term debt of the Company has increased by $24.7 million since December 31, 1993.

In the first nine months of 1994, the Company generated $19.3 million from operations ($63.3 million during the first nine months of 1993), including $33 million in receipt of tax refunds, primarily refunds of prior years' federal income tax payments as the result of carryback of the 1993 U.S. tax return loss. In addition, the Company has borrowed a net $24 million during the first nine months of 1994 (the majority of which was borrowed during the third quarter) to build inventory for an anticipated volume increase and to fund a slight third quarter increase in accounts receivable (see discussion below regarding the Company's accounts receivable collection period). Significant uses of Company funds in the first nine months of 1994 included $55.5 million in capital expenditures, primarily for Intergraph products used in hardware and software development, $11.7 million for repayment of short-term debt, $11.5 million in inventory build-ups, and $10.4 million to purchase the Company's stock in the open market.
Significant uses in the first nine months of 1993 included $46.0 million in capital expenditures, $27 million to purchase the Company's stock in the open market, and $6.9 million for a business acquisition. The Company anticipates capital expenditures for the full year 1994 in the $65-$75 million range, primarily for computer equipment manufactured by the Company for use in hardware and software development.

Historically the Company's collection period for accounts receivable has been slightly in excess of 100 days. The long collection period experienced by the Company unfavorably affects its liquidity. The Company believes the length of the collection period is due in large part to sales of a significant portion of its products to the U.S. government and customers outside the United States, primarily in Europe. Traditionally there is a longer collection period associated with these receivables. The Company has not made changes to either its credit or payment terms that would adversely impact its collection period, and has added collections personnel in the U.S. government and international areas in an attempt to improve its collection period.

The Company has a $50 million revolving credit agreement with a bank enabling the Company to borrow funds on a revolving basis until May 31, 1995. At September 30, 1994, outstanding borrowings under this agreement totaled $12 million. The loan commitment is conditional on the maintenance of minimum levels of tangible net worth at various dates through May, 1995. Under certain circumstances, borrowings under the agreement may create a security interest in certain of the accounts receivable of the Company. The Company at September 30 also had outstanding borrowings of $20.6 million under uncommitted lines of credit and other short-term borrowing facilities.

During the second quarter, the State Industrial Development Authority of Alabama authorized the issuance of up to $30 million of industrial revenue bonds to finance the cost of a possible expansion project to increase hardware production capacity. The Company has postponed the expansion, and thus the bonds have not been issued.

The Company believes that existing cash balances together with cash available from its revolving credit agreement and cash expected to be generated from operations will be adequate to meet cash requirements for the foreseeable future.

                  INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

        Item 1: Legal Proceedings

                Refer to information appearing under "Item 1: Legal Proceedings" on page 12 of the Intergraph Corporation Form 10-Q Quarterly Report for the quarterly period ended March 31, 1994.


        Item 6: Exhibits and Reports on Form 8-K

                (a) Exhibit 11, Computations of loss per share, pages 17 to 18.

                (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                 INTERGRAPH CORPORATION AND SUBSIDIARIES

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         INTERGRAPH CORPORATION
                         ----------------------
                              (Registrant)






   By:   Larry J. Laster              By:   John W. Wilhoite
         --------------------------         ------------------------------
         Larry J. Laster                    John W. Wilhoite
         Executive Vice President,          Vice President and Controller
         Chief Financial Officer and        (Principal Accounting Officer)
         Director


   Date: October 25, 1994             Date: October 25, 1994