Form 10-K/A
period 1993-12-31
INTERGRAPH CORP
filed 1994-12-01
CIK 351145

============================================================================

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A
                          Amendment No. 1


       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1993

                                OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                   Commission file number 0-9722

                      INTERGRAPH CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Delaware                              63-0573222
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

           Intergraph Corporation
            Huntsville, Alabama                       35894-0001
  ----------------------------------------           -------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (205) 730-2000

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



                DOCUMENTS INCORPORATED BY REFERENCE

  Documents                                                 Form 10-K Reference
  ---------                                                 -------------------

  Portions of the Annual Report to Shareholders for the
    year ended December 31, 1993                             Part II, Part IV

  Portions of the Proxy Statement for the May 12, 1994
  Annual Shareholders' Meeting                                    Part III

===============================================================================

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

  3) Exhibits

                                                                       Page in
  Number                     Description                              Form 10-K
  ------  ---------------------------------------------------------   ---------
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

   10(a)  1990 Intergraph Corporation Employee Stock Option Plan. *(5)

   10(b)  Intergraph Corporation 1992 Stock Option Plan. *(6)

   10(c)  Employment contracts of Manfred Wittler, dated November
          1, 1989 (7) and April 18, 1991. *

   10(d)  Loan  program for executive officers of the  Company. *(7)

   10(e)  Employment contract of Howard G. Sachs, dated February
          8, 1993. *(8)

   10(f)  Termination  agreement with Howard  G.  Sachs,  dated
          August 9, 1993. *(8)

   10(g)  Consulting contract of Keith H. Schonrock, Jr.,  dated
          January 17, 1990. *(8)

   10(h)  Agreement  between Intergraph Corporation  and  Green
          Mountain, Inc., dated February 23, 1994. *(8)

   10(i)  Software License Agreement as amended, dated April 17,
          1987, between the Company and Bentley Systems, Inc.

   10(j)  OEM Market Development Program and Trademark License
          Agreement, dated May 15, 1993, between the Company and
          Intel Corporation.

   10(k) Trademark License Agreement, dated May 1, 1993, between the Company and Intel Corporation.

   10(l) System OEM Upgrade Processor Trademark License Agreement, dated April 30, 1993, between the Company and Intel Corporation.

   11     Computation of Earnings (Loss) Per Share (8)                     23
   13     Portions  of the Intergraph Corporation  1994  Annual
          Report to Shareholders incorporated by reference in this
          Form  10-K  Annual Report (8)
   21     Subsidiaries of the Company (8)                                  24
   23     Consent of Independent Auditors (8)                              25



- ------------------

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

    (8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.

    *   Denotes   management  contract  or   compensatory   plan,
        contract or arrangement required to be filed as an Exhibit to this Form 10-K.


                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERGRAPH CORPORATION


     By:  John W. Wilhoite                   Date: December 1, 1994
          ----------------------
          John W. Wilhoite
          Vice President and Controller
          (Principal Accounting Officer)