Form 10-Q/A
period 1994-03-31
INTERGRAPH CORP
filed 1994-12-01
CIK 351145

=============================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                         AMENDMENT No. 1

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____ to _____


                  Commission file number 0-9722


                      INTERGRAPH CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Delaware                                     63-0573222
- -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

 Intergraph Corporation
  Huntsville, Alabama                              35894-0001
- ----------------------------------------           ----------
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

============================================================================

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

      (a)    Exhibit 10, Settlement Agreement and Mutual General
             Release, dated May 2, 1994, between the Company and Bentley Systems, Inc.

             Exhibit 11, Computations of loss per share, page 15. (1)

             (1) Incorporated by reference to the exhibit filed
                 with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.


                          SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                   INTERGRAPH CORPORATION




    By John W. Wilhoite                Date:   December 1, 1994
      ------------------------
       John W. Wilhoite
       Vice President and Controller
       (Principal Accounting Officer)