Form 10-Q/A
period 1994-06-30
INTERGRAPH CORP
filed 1994-12-01
CIK 351145

==============================================================================

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

=============================================================================

PART II.    OTHER INFORMATION

Item 6:      Exhibits and reports on Form 8-K.


         (a) Exhibit 10, Procurement Agreement, dated July 13, 1994 between the Company and the U.S. Navy (note, this document was filed in paper format pursuant to a continuing hardship exemption under Regulation S-T Item 202).

                Exhibit 11, Computations of loss per share, pages 17-18.(1)

                (1) Incorporated by reference to the exhibit filed with the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.


                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERGRAPH CORPORATION



   By  John W. WIlhoite                      Date:  December 1, 1994
     ----------------------------------
       John W. Wilhoite
       Vice President and Controller
       (Principal Accounting Officer)