Form 10-K/A
period 1993-12-31
INTERGRAPH CORP
filed 1994-12-09
CIK 351145

============================================================================

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A

                          Amendment No. 2


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

   10(f)  Termination  agreement with Howard  G.  Sachs,  dated
          August 9, 1993. *(8)

   10(g)  Consulting contract of Keith H. Schonrock, Jr.,  dated
          January 17, 1990. *(8)

   10(h)  Agreement  between Intergraph Corporation  and  Green
          Mountain, Inc., dated February 23, 1994. *(8)


   10(i)  Software License Agreement as amended, dated April 17,
          1987, between the Company and Bentley Systems, Inc.

   10(j)  OEM Market Development Program and Trademark License
          Agreement, dated May 15, 1993, between the Company and
          Intel Corporation. (9)

   10(k) Trademark License Agreement, dated May 1, 1993, between the Company and Intel Corporation. (9)

   10(l) System OEM Upgrade Processor Trademark License Agreement, dated April 30, 1993, between the Company and Intel Corporation. (9)


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


    (9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K/A, Amendment No.1 for the fiscal year ended December 31, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.



    *   Denotes   management  contract  or   compensatory   plan,
        contract or arrangement required to be filed as an Exhibit to this Form 10-K.


                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERGRAPH CORPORATION


     By:  /s/ John W. Wilhoite                 Date: December 9, 1994
          ----------------------
          John W. Wilhoite
          Vice President and Controller
          (Principal Accounting Officer)