Form 10-Q/A
period 1994-03-31
INTERGRAPH CORP
filed 1994-12-09
CIK 351145

=============================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

                         AMENDMENT No. 2


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



                   INTERGRAPH CORPORATION




    By /s/ John W. Wilhoite                Date:   December 9, 1994
      ------------------------
       John W. Wilhoite
       Vice President and Controller
       (Principal Accounting Officer)