Form 10-K
period 1994-12-31
INTERGRAPH CORP
filed 1995-03-23
CIK 351145

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                                ------     ------

                Commission file number 0-9722

                             INTERGRAPH CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE           63-0573222
                    ----------         -----------
       (State or other jurisdiction of(I.R.S. Employer Identification No.)
        incorporation or organization)

              INTERGRAPH CORPORATION
               HUNTSVILLE, ALABAMA       35894-0001
               --------------------     -----------
     (Address of principal executive offices)(Zip Code)

  Registrant's telephone number, including area code:  (205) 730-2000
                                                             ---------

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                    -----------------------------------------
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  As of January 31, 1995, there were 45,652,929 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $417,584,000 based on the closing sale price of such stock as reported by NASDAQ on January 31, 1995, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                       DOCUMENTS INCORPORATED BY REFERENCE

    DOCUMENTS                                      FORM 10-K REFERENCE
    ---------                                      -------------------

    Portions of the Annual Report to Shareholders
      for the year ended December 31, 1994          Part II, Part IV

    Portions of the Proxy Statement for the
      May 18, 1995 Annual Shareholders' Meeting     Part III

===============================================================================
                                     PART I


ITEM 1.   BUSINESS

  Intergraph Corporation was founded in 1969, and is organized as a Delaware corporation. Unless the context of this discussion dictates otherwise, references to the "Company" or "Intergraph" include Intergraph Corporation and subsidiaries.

  Intergraph's business is principally in the single industry segment of interactive computer graphics systems. With an emphasis on technical disciplines, Intergraph systems combine graphics workstations, servers, and peripheral hardware with operating system and application-specific software programs authored by Intergraph and third party software developers to perform such functions as design, drafting, mapping, modeling, analysis, and documentation. These systems are developed, manufactured, sold, and serviced by the Company. Consulting, support, and training services are also provided.

  Intergraph systems support the creation, analysis, display, output, and maintenance of virtually every type of design, model, drawing, map, and other graphic representation, while simultaneously providing capabilities to manage a database of non-graphic descriptive information associated with the graphics data. Systems hardware consists of:

   o Workstations and servers based on Intel Corporation (Intel) or Intergraph microprocessors

   o A variety of Intergraph and third-party peripheral devices

   o Industry-standard networking

  Software includes applications for computer-aided design, manufacturing, and engineering (CAD/CAM/CAE), mapping and geographic information systems, electronic publishing, and technical information management.

INTERGRAPH SYSTEMS

  Intergraph systems include hardware and/or application software developed by the Company and others. These products can be configured to address the needs of any size organization. The Company provides point solutions as well as solutions which are integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy each customer's requirements.

  All Intergraph workstations and servers are based on Intel microprocessors with the Windows/DOS or Windows NT operating system or the Company's microprocessor with a UNIX operating system. In addition, the Company has developed interoperability products that allow Windows NT and UNIX applications to work together in a mixed environment.

  In November 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system. Microsoft's standard Windows system has been widely accepted in the personal computing (PC) market, and Windows NT is Microsoft's operating system for high-end computing. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company has continued to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems as well as a path to the Windows NT system if and when the customer chooses. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. Sales of Windows based software represented 48% of software revenues in 1994 (60% for fourth quarter 1994). As of the end of 1994, the Company has completed the port of its applications software to Windows NT for all applications scheduled for conversion.

  While the Company believes that Windows NT will become the dominant operating system in the markets it serves, adoption of any new operating system requires considerable effort on the part of customers, and the timing of such
conversions is unpredictable.   In addition, competing operating systems are
available in the market, and several competitors of the Company offer or are adopting the Windows NT operating system for their products.

  The Company believes that Intel Corporation's hardware architecture has an important role in the computing markets it serves. During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its own microprocessor at the end of 1993. Intel-based systems represented approximately 30% of hardware unit sales in 1993 and approximately 74% in 1994 (85% in the fourth quarter of 1994).

  The Company supports industry standards for operating systems, windowing, graphics, peripherals, and communication networks, allowing its systems to operate in computing environments with products from other vendors who support the same industry standards.

  Systems currently sold by the Company either individually or in combination are as follows:

      (1) Workstations manufactured by the Company that offer user-selectable main memory capacity and performance levels. This flexibility allows customers to match hardware capabilities with their production requirements. Intergraph workstations are general-purpose computer systems that can run Intergraph and third-party application, data management, data processing, and personal productivity and office automation software packages.

      (2) Intel- and RISC-based servers that function as plot, file, compute, and database nodes. The servers off-load these functions from standalone workstations and enable workstation users to share data and system resources in a distributed network. Intergraph's servers offer user-selectable configurations and performance levels.

      (3) Special-purpose peripherals, including scanners, scanner/plotters, photoplotters, electrostatic and pen plotters, color and monochrome hardcopy devices, magnetic and optical disk technology, a variety of disk and tape drives, alphanumeric terminals, line printers, and other devices available from the Company, either manufactured in-house or as original equipment from third parties.

      (4) A broad range of application software for the Windows/DOS, Windows NT, and UNIX operating systems. See "Intergraph Applications Software" below.

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

  The graphics software foundation for many Intergraph Windows-, Windows NT-, and UNIX-based software applications is MicroStation, a graphics software product owned by Bentley Systems, Inc., an Intergraph affiliate. MicroStation provides fundamental graphics element creation, maintenance, and display functions for Intergraph's UNIX and Intel-based workstations. MicroStation is also available on Apple Macintosh, Sun SPARCstations, and Hewlett-Packard HP700 workstations. A Japanese language version of MicroStation runs on the NEC personal computer.

  Intergraph supports relational database management systems for attribute (non-graphic) data management on its own workstations and servers, as well as on systems from other vendors. Currently supported are Ingres, Oracle, Informix, DB2/MVS, DB2/400, Rdb, Microsoft SQL Server, and SyBase systems. Intergraph's Relational Interface System (RIS) is a middleware product that provides database-independent access to data stored in supported databases.

  To facilitate the use of Intergraph systems with those of other vendors, the Company develops software for translating data into Intergraph formats, inputting large volumes of text into graphics and attribute files, and communicating with other computer systems. Additionally, Intergraph provides interfaces to various models of electrostatic and pen plotters (both online and offline), online typesetters, units producing computer output microfilm, and other output devices such as those used in the graphic arts industry.

INTERGRAPH APPLICATIONS SOFTWARE

  Intergraph offers a broad suite of graphics and data management applications software. The architecture, engineering, and construction (AEC), mapping/geographic information systems (GIS), and mechanical design, engineering, and manufacturing (MDEM) product applications have dominated the Company's product mix over the last three years, with no other single application representing more than 10% of systems revenue. The relative contributions of these product families to total systems revenue for both 1994 and 1993 were AEC 34%, GIS 42%, MDEM 16%, and all other applications 8%.

  The following is a brief description of the Company's major product application areas. Each product organization is led by a senior executive responsible for product development, marketing, training, support, and documentation.

    Architecture/Engineering/Construction. Intergraph's architectural, facility management, and engineering product line automates the project design and management process. With this software, users can develop and model building concepts, produce construction documents, and manage space and assets in a finished facility. The system serves the needs of architecture/engineering firms and corporate or governmental facility management offices. Included are capabilities for producing three-dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings. Packages are also offered for space planning, facility layout, maintenance management, lease management and asset tracking.

    Intergraph's civil engineering software includes capabilities for coordinate geometry and for site, water resources, bridge, structural, geotechnical and transportation engineering. Structural engineering software is used to create two- and three-dimensional structural models that serve as the basis for frame and finite element-based structural design and analysis of steel and concrete structures. For construction needs, the products support traditional drafting and report requirements. The Company's highway, rail, site, and hydraulic/hydrologic engineering products link traditional workflow activities from data collection to plan and profile production to the generation of construction drawings.

    The Company's plant design software addresses the needs of process and power plant design efforts. The Plant Design System (PDS) product supports process flow diagrams, piping and instrumentation diagrams (P&ID), instrumentation data management, piping, equipment, heating/ventilation/air conditioning, electrical, structural, and other design aspects of a plant. Three-dimensional modeling capabilities are also provided. The system performs interference-checking and provides reports, materials lists, and drawings. A supporting product provides "walk-throughs" of three-dimensional plant models.

    Mapping and Geographic Information Systems. Intergraph offers a range of mapping and GIS solutions to assist businesses, governments, and academic institutions in solving geography-based problems. Intergraph's mapping/GIS software tools address the life cycle of mapping/GIS projects, from project and data management through data collection and integration, spatial query and analysis, output and map production.

    Intergraph's mapping/GIS solutions help companies address workflows in several major industries. These products support solutions for all levels of government including infrastructure management, planning, growth management, economic development, land information management, public safety and security, public works, redistricting, tactical and strategic defense applications (such as land-based command and control operations), and hydrographic and aeronautical charting systems. Transportation industry applications range from decision support activities such as policy, planning, and programming to the creation of operations systems that support day-to-day tasks. Utility companies utilize Intergraph's mapping/GIS products to automate management and analysis applications such as market analyses, long-range planning and forecasting, corridor evaluation and selection, right-of-way analysis, and environmental impact studies for siting, permitting, contaminant studies, and risk evaluation. Environmental and natural resource management applications include monitoring, evaluating and managing, conservation and remediation of the environment. Energy exploration and production products assist geoscientists in geological analysis related to energy exploration and production and mineral extraction.

    Intergraph also provides solutions for end-to-end digital map and chart publishing, digital image processing, orthophoto production, and digital photogrammetry.

    Mechanical Design, Engineering and Manufacturing. For the mechanical design and manufacturing market, Intergraph offers software to automate the product development cycle from design through analysis, manufacturing, and documentation. Customers use the system to design mechanical parts and assemblies, utilizing solid modeling software. Detailing, dimensioning, and drafting capabilities are included for the production of engineering drawings.

    Engineering software evaluates product designs for functional and structural integrity, predicting behavior under service or test conditions. Finite element modeling and analysis software evaluates designs by simulating stresses encountered in end use. Intergraph's manufacturing products assist in optimizing material usage and cutting cycles for metalworking and fabrication. In addition, a data management system organizes shared product databases for coordination and management of product cycle phases.

PRODUCT DEVELOPMENT

  The Company believes a strong commitment to ongoing product development is critical to success in the interactive computer graphics industry. Significant resources are devoted to development of Intergraph products, and the Company believes its product offerings are responsive to market and competitive demands.

  Product development expenditures include all costs related to designing new or improving existing equipment and software. During the year ended December 31, 1994, the Company spent $137.2 million (13.2% of revenues) for product development activities compared to $160.3 million (15.3% of revenues) in 1993, and $150.2 million (12.8% of revenues) in 1992.

  Over the past several years the industry in which the Company competes has been characterized by a rapid move to higher performance, lower priced product offerings, by intense price and performance competition, by shorter product cycles, and by development and support of software standards that result in less specific hardware dependency by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

MANUFACTURING AND SOURCES OF SUPPLY

  The Company's primary manufacturing activities consist of the manufacture of printed circuit boards used in the Company's workstations and servers and the assembly and testing of components and subassemblies manufactured by the Company and others.

  As described under "Intergraph Systems" above, the Company ceased design of its own microprocessor at the end of 1993. Substantially all of the Company's microprocessor needs are currently supplied by Intel Corporation. The Company does not have a fixed quantity commitment for microprocessors in its agreements with Intel, but believes it has a good relationship with Intel and is unaware of any reason that Intel might encounter difficulties in meeting the Company's microprocessor needs. An inability to obtain a sufficient supply of Intel microprocessors would adversely affect the Company's results of operations. The Company is not dependent on any other sole source supplier of purchased parts, components, or peripherals used in the systems manufactured by the Company.

  In late November, 1994 it was disclosed that a rare problem may exist with Intel's Pentium microprocessor, which is used in many of the Company's workstations and servers. The problem relates to an unlikely sequence of operations that can produce a round-off error when dividing certain numbers and carrying the answer to several decimal places. Intel has said the error is likely to occur only once in every nine billion random division operations. The Company has shipped several thousand Pentium processor-based workstations and servers to date.

  The Company has not experienced any reports of this problem from a customer site, and has not experienced the problem during internal development. Accordingly, the Company has no reason to believe that current or future customers are likely to encounter the problem. However, the Company has committed to a plan of replacement of all such processors in its customer base. Intel has announced that it will warrant the processor on this issue, and the Company's business arrangements with Intel provide warranty coverage of the Pentium microprocessor by Intel. Neither the discovery of the Pentium problem or the replacement of the affected units significantly affected the Company's results of operations or cash flows in 1994, and the Company expects no impact on its 1995 results of operations or cash flows. All shipments of the Company's workstations and servers since January 1, 1995 have contained the corrected version of the Pentium processor.

  The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.

SALES AND SUPPORT

  Sales. The Company's systems are sold through a combination of direct and indirect channels worldwide. Direct channel sales, which represent the majority of the Company's systems revenues, are generated by the Company's direct sales force through sales offices in over 50 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value-added-resellers, distributors, and system integrators. The Company believes that indirect channel sales are a key to future growth in sales volume and profitability, and expects that indirect channel sales will increase as a percentage of total systems revenue.

  The Company's selling efforts are organized along key industry lines (transportation and local government, utilities, building and process, manufacturing, vehicle design, defense, electronics, etc.). The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the Company's direct sales force is compensated on a combined base salary and commission basis. Sales quotas are established along with certain incentives for exceeding those quotas. Additional specific incentive programs may be established periodically.

  Customer Support. The Company believes that a high level of customer support is important to the sale of interactive graphics systems. Customer support includes pre-installation guidance, education services, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe.

INTERNATIONAL OPERATIONS

  International markets, particularly Europe, continue in importance to the industry and to the Company. Sales outside the U.S. represented 49% of total revenues in 1994 and 51% in 1993. European revenues were 33% of total revenues in 1994 and 35% in 1993.

  There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, Intergraph systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1994, the Company had approximately 1,600 employees in Europe and 1,100 employees in other international locations.

  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

  The Company has certain foreign currency related asset and liability exposures related to its international operations against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to those exposures, the Company seeks to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in currencies other than the functional currency of the local entity, and therefore enters into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and debt. Periodic changes in the value of these contracts offset exchange rate-related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased only in amounts sufficient to offset possible rate-related changes in the recorded values of balance sheet items.
The Company does not speculate or otherwise trade in foreign currencies.

  The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. Slower collection periods adversely affect liquidity. In addition, in 1994 the Company wrote-off a receivable from a Middle Eastern customer in the amount of $5.5 million, and is experiencing slow collection periods throughout that region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers as of the end of 1994 was $18 million.

  Based on its prior experience with product transitions and knowledge of the international regions in which it conducts its business, the Company believes that customer acceptance of its new products based on the Windows NT operating system and Intel microprocessors may lag the pace of acceptance in the United States, particularly in Europe. This lag may temporarily increase the operating losses incurred in international regions. In addition, the Company conducts business in certain international regions that it considers to be emerging business areas, particularly parts of the Asia Pacific and Middle East regions. In these regions, operating costs tend to be higher as a percentage of revenue than in the Company's more mature business regions.

  See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 4, and 11 of Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's international operations.

U.S. GOVERNMENT BUSINESS

  Total revenues from the United States government were approximately $167 million in both 1994 and 1993 and $186 million in 1992, representing 16% of total revenue in each of the three years. The Company sells to the U.S. government under long-term contract arrangements, primarily indefinite delivery, indefinite quantity and cost-plus award fee contracts, and through commercial sales of products not covered by long-term contracts. Approximately 40% of total federal government revenues are earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination (with damages paid to the Company) at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of the Company. No other customer exceeds 10% of the total revenue of the Company.

  The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers, which adversely affects liquidity. At December 31, 1994, accounts receivable from the U.S. government was $49 million.

BACKLOG

  An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1994, was $207 million. At December 31, 1993, backlog was $232 million. Substantially all of the December 1994 backlog of orders is expected to be shipped during 1995.

  The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

  The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

COMPETITION

  The industry in which the Company competes continues to be characterized by price and performance competition. To compete successfully, the Company and others in the industry must accurately anticipate customer requirements and technological trends and continuously develop products with enhanced performance that can be offered at competitive prices. The Company, along with other companies in the industry, engages in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, and customer service, support, and training. Management of the Company believes that competition will remain intense, particularly in product pricing.

  Competition in the interactive computer graphics industry varies among the different product application areas. The Company considers its principal competitors in the interactive computer graphics market to be IBM, Computervision Corp., Hewlett-Packard Corp., Digital Equipment Corporation
(DEC), Sun MicroSystems, Inc., Unigraphics (a division of Electronic Data Systems, Inc.), Silicon Graphics, Inc., and Mentor Graphics, Inc. In the low-end graphics market, Intergraph competes with the software products of Autodesk, Inc., Computervision, and several smaller companies. Several companies with greater financial resources than the Company, including IBM, DEC, and Hewlett-Packard are active in the industry.

  The Company provides point solutions and solutions which are integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy each customer's requirements. By delivering such integration, the Company believes it has an advantage over other vendors who provide only hardware or software, leaving system integration to the customer. In addition, the Company believes that its experience and extensive worldwide customer service and support infrastructure represent a competitive advantage.

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

  Through December 31, 1994, the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. The exclusivity of the Company's distribution license was the subject of arbitration and litigation between the two companies and the other 50% shareholders of BSI during 1993 and 1994. In May, 1994, this dispute was settled and all related arbitration and litigation was terminated. As a result, effective January 1, 1995, both the Company and BSI will distribute MicroStation. The Company has a nonexclusive license to sell MicroStation via its direct sales force and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1994 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the settlement with BSI and its effects on the Company.

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

  The Company is actively engaged in a program to protect via patents the technology it is developing.

  The Company believes its success depends less on its ability to obtain and defend copyrights, trademarks, and patents than on its ability to offer higher-performance products for specific solutions at competitive prices.

EMPLOYEES

  At December 31, 1994, the Company had approximately 9,200 employees. Of these, approximately 2,700 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


ITEM 2.  PROPERTIES

  The Company's corporate offices and primary manufacturing facility are located in Huntsville, Alabama. Sales and support facilities are maintained throughout the world.

  In January, 1994 the Company announced its decision to close its European manufacturing and distribution facility (IEM) located in Nijmegen, The Netherlands over the course of 1994 and transfer related activities to its Huntsville manufacturing facility. The phased closure of IEM was completed during the third quarter of 1994. In the fourth quarter of 1994, the Company determined that it will utilize a portion of this facility as a distribution center for Europe beginning in early 1995. Excess space will be placed for lease. All manufacturing activity will continue to be performed in the U.S.

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

  Outside the U.S., the Company owns approximately 500,000 square feet of space, primarily its Nijmegen distribution center and European headquarters facility. Sales and support facilities are leased in most major international locations.

  The Company considers its facilities to be adequate for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.


EXECUTIVE OFFICERS OF THE COMPANY

  Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

                                                                OFFICER
NAME                      AGE           POSITION                 SINCE
- -----------------------   ---   ------------------------------  --------

James W. Meadlock         61   Chairman of the Board and
                               Chief Executive Officer            1969
Larry J. Laster           43   Executive Vice President,
                               Chief Financial Officer,
                               and Director                       1986
Nancy B. Meadlock         56   Executive Vice President and
                               Director                           1969
James F. Taylor, Jr.      50   Executive Vice President and
                               Director                           1977
Robert E. Thurber         54   Executive Vice President and
                               Director                           1977
Lawrence F. Ayers, Jr.    62   Executive Vice President           1987
Richard S. Buchheim       49   Executive Vice President           1993
Penman R. Gilliam         57   Executive Vice President           1994
Neil E. Keith             49   Executive Vice President           1985
Stephen J. Phillips       53   Executive Vice President           1987
William E. Salter         53   Executive Vice President           1984
Tommy D. Steele           54   Executive Vice President           1992
Herman E. Thomason        69   Executive Vice President           1991
John M. Thorington, Jr.   51   Executive Vice President           1980
Edward A. Wilkinson       61   Executive Vice President           1987
Allan B. Wilson           46   Executive Vice President           1982
Manfred Wittler           54   Executive Vice President           1989

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

  Nancy B. Meadlock is a founder of the Company and has been a Director since 1969, excluding the period from February 1970 to February 1972. Mrs. Meadlock served as Secretary for 10 years, was elected Vice President in 1979, and is currently Executive Vice President and Director. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband.

  James F. Taylor, Jr., joined the Company in July 1969, shortly after its formation, and is considered to be a founder. Mr. Taylor has served as a Director since 1973. He was responsible for the design and development of the Company's first commercial computer-aided design products and for many of the Company's other application-specific products. Mr. Taylor was elected Vice President in 1977 and was an Executive Vice President at his retirement in 1992. Mr. Taylor returned to full-time employment with the Company in January 1995 and is currently an Executive Vice President of the Company and President of the Intergraph Public Safety Business Unit. Mr. Taylor holds a bachelor of science degree in mathematics.

  Robert E. Thurber is a founder of the Company and has been a Director since 1972. He is responsible for developing requirements and strategic directions for application solutions. In June 1977, Mr. Thurber was elected Vice President and is currently Executive Vice President and Chief Engineer. Mr. Thurber holds a master's degree in engineering.

  Lawrence F. Ayers, Jr., joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993 and is currently Executive Vice President with responsibility for commercial mapping and utility products. Mr. Ayers holds a bachelor's degree in civil engineering and a master's degree in public administration.

  Richard S. Buchheim joined the Company in July 1992. He was elected Vice President in September 1993 and Executive Vice President in November 1994 and currently has responsibility for the Company's Information Management and Solutions Engineering Division. Mr. Buchheim came to Intergraph from the Camex subsidiary of DuPont Electronic Imaging Systems where he was Senior Vice President of Engineering. In his 18 year tenure at DuPont and Camex, Mr. Buchheim led teams of over 100 software engineers in the development of document management and publishing systems for major metropolitan newspapers, including the New York Times, New York Daily News, Toronto Star, and Orlando Sentinel, and for retail advertisers such as May Company, Osco Drug, Service Merchandise and Home Depot.

  Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for Federal Programs. Mr. Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President in charge of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency (DMA), the senior civilian responsible for overall production, operations, and research. Mr. Gilliam also held a number of other positions with the DMA including production management positions at DMA facilities in St. Louis and Washington D.C. and a Program Director position for DMA's Digital Production System.

  Neil E. Keith joined the Company in December 1981. He was elected Vice President in September 1985 and is currently Executive Vice President. He has extensive experience in manufacturing management and is responsible for the Company's manufacturing operations.

  Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

  William E. Salter joined the Company in April 1973. Since that time, he has held several managerial positions in the Company's Federal Systems Division and has served as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of the Intergraph Federal Systems Business Unit. He holds a doctorate in electrical engineering.

  Tommy D. Steele joined the Company in June 1992 and is responsible for systems software, most applications software, and professional services. He is currently an Executive Vice President of the Company and President of the Intergraph Software Solutions Business Unit. Mr. Steele came to Intergraph from IBM Corporation, where he was employed 28 1/2 years. During his first 18 years of service at IBM, he worked on the Saturn, Apollo, and Skylab programs, the space shuttle, and a number of Department of Defense programs. Mr. Steele's last ten years at IBM were spent in the PC software business managing products for communications, databases, office automation, and operating systems with the last four of those years spent managing PC Operating Systems (OS/2, DOS, and AIX).

  Herman E. Thomason joined the Company in 1985 and was involved in the development of the Company's federal government business. In 1991, he was elected Executive Vice President. He has responsibility for the Company's scanning and plotting hardware and software, as well as for the MicroStation suite of products. He holds a doctorate in electrical engineering.

  John M. Thorington, Jr., joined the Company in August 1977 and was responsible for the design, development, and manufacture of many of the Company's commercial hardware products. In May 1980, Dr. Thorington was elected Vice President, Graphics Engineering and is currently an Executive Vice President of the Company and President of the Intergraph Computer Systems Business Unit. He holds a doctorate in electrical engineering.

  Edward A. Wilkinson joined the Company in 1985 as Director of Government Relations. He was elected Vice President of Federal Systems in 1987 and Executive Vice President in 1994. Prior to joining Intergraph, Mr. Wilkinson served for 34 years in the U.S. Navy, retiring with the rank of Rear Admiral. He holds a master's degree in mechanical engineering.

  Allan B. Wilson joined the Company in 1980 and was responsible for the development of international operations outside of Europe and North America. He was elected Vice President in May 1982 and Executive Vice President in November 1982. Mr. Wilson has recently assumed responsibility for sales and support for the Company's Asia Pacific region. He holds bachelor's and master's degrees in electrical engineering.

  Manfred Wittler joined the Company in 1989 as Vice President. In 1991, he was elected Executive Vice President and is currently responsible for sales and support for Europe and the Americas. From 1983 through 1989, Mr. Wittler held several positions with Data General Corporation in Europe, including Division Vice President. He holds a doctorate in engineering.


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

  The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 39 of the Intergraph Corporation 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

  Selected financial data for the five years ended December 31, 1994, appearing under "Five-Year Financial Summary" on the inside front cover page of the Intergraph Corporation 1994 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 to 20 of the Intergraph Corporation 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements appearing on pages 21 to 39 of the Intergraph Corporation 1994 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information appearing under "Election of Directors", "Board Committees and Attendance" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 to 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 18, 1995, is incorporated by reference in this Form 10-K Annual Report. Directors are elected for terms of one year at the Annual Meeting of the Company's shareholders.

  Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 10 to 12 in this Form 10-K Annual Report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information appearing under "Executive Compensation" on pages 5 to 11 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 18, 1995, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 2 to 3 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 18, 1995, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under "Certain Relationships and Related Transactions" on page 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 18, 1995, is incorporated by reference in this Form 10-K Annual Report.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


                                                                    PAGE IN
                                                                     ANNUAL
                                                                    REPORT *
                                                                   ---------

(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 1994 Annual Report to Shareholders:

        Consolidated Balance Sheets at December 31, 1994 and 1993       21

        Consolidated Statements of Operations for the three years
        ended December 31, 1994                                         22

        Consolidated Statements of Cash Flows for the three years
        ended December 31, 1994                                         23

        Consolidated Statements of Shareholders' Equity for the three
        years ended December 31, 1994                                   24

        Notes to Consolidated Financial Statements                    25-38

        Report of Independent Auditors                                  39


                                                                    PAGE IN
                                                                   FORM 10-K
                                                                   ----------

     2) Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts and
          Reserves for the three years ended December 31, 1994          19

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  Financial statements of 20%- to 50%-owned companies have been omitted because the registrant's proportionate share of income before income taxes of the companies is less than 20% of consolidated income before income taxes, and the investments in and advances to the companies are less than 20% of consolidated total assets.

  * Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.


  3) Exhibits

                                                                      PAGE IN
NUMBER  DESCRIPTION                                                 FORM 10-K
- ------  --------------------------------------------------------    ----------

  3(a) Certificate of Incorporation, Bylaws, and Certificate of Merger. (1)

  3(b)   Amendment to Certificate of Incorporation. (2)

  3(c)   Restatement of Bylaws. (3)

  4      Shareholder Rights Plan, dated August 25, 1993. (4)

  10(a)* 1990 Intergraph Corporation Employee Stock Option Plan. (5)

  10(b)* Intergraph Corporation 1992 Stock Option Plan. (6)

  10(c)* Employment contracts of Manfred Wittler, dated November 1,
         1989 (7), April 18, 1991 (8), and October 1, 1994 and
         amendment to the November 1,1989 contract, dated May 27, 1994.

  10(d)* Consulting contract of Keith H. Schonrock, Jr., dated
         January 17, 1990 (8) and amendments.

  10(e)* Agreement between Intergraph Corporation and Green Mountain,
         Inc.,  dated February 23, 1994. (8)

  10(f) System OEM Upgrade Processor Trademark License Agreement, dated April 30, 1993, between the Company and Intel
         Corporation.(9)

  10(g)  Trademark License Agreement, dated May 1, 1993, between the Company and Intel Corporation.  (9)

  10(h)  OEM Market Development Program and Trademark License
         Agreement, dated May 15, 1993, between the Company and
         Intel Corporation.  (9)

  10(i) Software License Agreement as amended, dated April 17, 1987, between the Company and Bentley Systems, Inc. (10)

  10(j) Settlement Agreement and Mutual General Release, dated May 2, 1994, between the Company and Bentley Systems, Inc. (11)

  10(k)  Procurement Agreement, dated July 13, 1994, between the
         Company and the U.S. Navy.  (12)

  10(l)* Intercap Graphics Systems, Inc. 1989 Stock Option Plan. (13)

  10(m)* Intercap Graphics Systems, Inc. 1994 Nonqualified Stock
         Option Program. (13)

  10(n)* Employment contract of Damian Walters, dated January 24, 1994.

  10(o)* Loan program for executive officers of the Company as amended, dated March 17, 1994.

  10(p) Agreement between the Company and Bentley Systems, Inc., dated December 16, 1994.

  11     Computation of Earnings (Loss) Per Share                      20
  13     Portions of the Intergraph Corporation 1994 Annual
         Report to Shareholders incorporated by reference in
         this Form 10-K Annual Report
  21     Subsidiaries of the Company                                   21
  23     Consent of Independent Auditors                               22
  27     Financial Data Schedule

   * Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

- ---------------

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

     (9) Incorporated by reference to exhibits filed with the Company's Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.

    (10) Incorporated by reference to exhibits filed with the Company's Form 10-K/A, Amendment No. 2, for the fiscal year ended December 31, 1993, under the Securities Exchange Act of 1934, File No. 0-9722.

    (11) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A, Amendment No. 2, for the quarter ended March 31, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.

    (12) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A, Amendment No. 1, for the quarter ended June 30, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.

    (13) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8, Registration No. 33-57211, filed January 10, 1995, under the Securities Act of 1933.

- ---------------

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

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


                             INTERGRAPH CORPORATION

                    By  /s/ James W. Meadlock             Date: March 21, 1995
                       ------------------------
                         James W. Meadlock
                    Chief Executive Officer and
                       Chairman of the Board
                   (Principal Executive Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                      Date
                                                                      ----
/s/ James W. Meadlock
_________________________     Chief Executive Officer and      March 21, 1995
James W. Meadlock             Chairman of the Board
                              (Principal Executive Officer)
/s/ Larry J. Laster
_________________________     Executive Vice President, Chief  March 21, 1995
Larry J. Laster               Financial Officer and Director
                              (Principal Financial Officer)

_________________________     Executive Vice President and
Nancy B. Meadlock             Director                         March 21, 1995

/s/ James F. Taylor, Jr.
_________________________     Executive Vice President and
James F. Taylor, Jr.          Director                         March 21, 1995

/s/ Robert E. Thurber
_________________________     Executive Vice President and
Robert E. Thurber             Director                         March 21, 1995

/s/ Roland E. Brown
_________________________     Director                         March 21, 1995
Roland E. Brown

/s/ Keith H. Schonrock, Jr.
_________________________     Director                         March 21, 1995
Keith H. Schonrock, Jr.

/s/ John W. Wilhoite
_________________________     Vice President and Controller    March 21, 1995
  John W. Wilhoite            (Principal Accounting Officer)





                     INTERGRAPH CORPORATION AND SUBSIDIARIES

         SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



COLUMN A                      COLUMN B     COLUMN C    COLUMN D     COLUMN E
                                          ADDITIONS
                             BALANCE AT   CHARGED TO                BALANCE AT
                             BEGINNING    COSTS AND                   END OF
DESCRIPTION                  OF PERIOD     EXPENSES   DEDUCTIONS      PERIOD
- ------------------------    ----------   ---------- -------------- ------------

Allowance for doubtful
 accounts deducted from
 accounts receivable in
 the balance sheet   1994  $20,791,000   10,536,000 11,018,000 (1)  $20,309,000
                     1993  $18,969,000    6,201,000  4,379,000 (1)  $20,791,000
                     1992  $18,720,000    4,457,000  4,208,000 (1)  $18,969,000


Allowance for obsolete
 inventory deducted from
 inventories in the
 balance sheet       1994  $24,560,000   20,137,000 13,664,000 (2)  $31,033,000
                     1993  $24,607,000   41,630,000 41,677,000 (2)  $24,560,000
                     1992  $27,984,000   31,497,000 34,874,000 (2)  $24,607,000


(1)  Uncollectible accounts written off, net of recoveries.

(2)  Obsolete inventory reduced to net realizable value.