Form 10-Q
period 1995-03-31
INTERGRAPH CORP
filed 1995-05-15
CIK 351145

============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______


                          Commission file number 0-9722


                             INTERGRAPH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                               63-0573222
- --------------------------------     ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

     INTERGRAPH CORPORATION
      HUNTSVILLE, ALABAMA                          35894-0001
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                                 (205) 730-2000
                               -------------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO


           Common stock, par value  $.10 per share:  45,822,571 shares outstanding as of March 31, 1995
 ============================================================================




                             INTERGRAPH CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1995

                                      INDEX



                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 1995 and
             December 31, 1994                                      2

          Consolidated Statements of Operations for the quarters
             ended March 31, 1995 and 1994                          3

          Consolidated Statements of Cash Flows for the quarters
             ended March 31, 1995 and 1994                          4

          Notes to Consolidated Financial Statements                5-6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    7-13


PART II.   OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                          14


   SIGNATURES                                                        15




PART I.   FINANCIAL INFORMATION


                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
- ---------------------------------------------------------------------------
                                                    MARCH 31,  December 31,
                                                      1995           1994
- ---------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS
   Cash and cash equivalents                     $  62,198        $  61,393
   Short-term investments                              ---            1,023
   Accounts receivable                             300,173          344,957
   Inventories                                     122,906          114,444
   Refundable income taxes                           3,235           22,784
   Other current assets                             36,135           30,097
- ---------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                       524,647          574,698

   Long-term investments, primarily in affiliates   10,452            9,453
   Other assets                                     40,049           28,194
   Property, plant, and equipment, net             225,424          227,273
- ---------------------------------------------------------------------------
        TOTAL ASSETS                             $ 800,572        $ 839,618
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Trade accounts payable                        $  43,978        $  51,224
   Accrued compensation                             51,049           47,533
   Other accrued expenses                           63,128           69,241
   Billings in excess of sales                      63,502           79,265
   Income taxes payable                              5,957            6,816
   Short-term debt and current maturities of
     long-term debt                                 28,975           37,726
- ---------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                  256,589          291,805

   Deferred income taxes                             2,807            2,088
   Long-term debt                                   25,747           23,388
- ---------------------------------------------------------------------------
        TOTAL LIABILITIES                          285,143          317,281
- ---------------------------------------------------------------------------
   Shareholders' equity:
     Common stock, par value $.10 per share -
       100,000,000 shares authorized;
       57,361,362 shares issued                      5,736            5,736
     Additional paid-in capital                    237,656          243,295
     Retained earnings                             431,667          454,139
     Cumulative translation adjustment               8,563            2,458
- ---------------------------------------------------------------------------
                                                   683,622          705,628
     Less - cost of 11,538,791 treasury shares at
       March 31, 1995, and 12,576,082 treasury
       shares at December 31, 1994                (168,193)        (183,291)
- ---------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                 515,429          522,337
- ---------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 800,572        $ 839,618
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- ---------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                         1995        1994
- ---------------------------------------------------------------------------
(In thousands except per share amounts)

REVENUES
 Systems                                    $164,042     $151,132
 Maintenance and services                     93,287       88,941
- ---------------------------------------------------------------------------
   TOTAL REVENUES                            257,329      240,073
- ---------------------------------------------------------------------------
COST OF REVENUES
 Systems                                     105,010       90,781
 Maintenance and services                     54,171       51,923
- ---------------------------------------------------------------------------
   TOTAL COST OF REVENUES                    159,181      142,704
- ---------------------------------------------------------------------------
   GROSS PROFIT                               98,148       97,369

Product development                           30,140       34,857
Sales and marketing                           67,318       58,071
General and administrative                    23,286       23,317
- ---------------------------------------------------------------------------
   LOSS FROM OPERATIONS                      (22,596)     (18,876)

Interest expense                             (   960)     (   494)
Interest income                                  541          866
Other income (expense) - net                     543      ( 1,563)
- ---------------------------------------------------------------------------
   LOSS BEFORE INCOME TAXES                  (22,472)     (20,067)

Income tax benefit                               ---        6,020
- ---------------------------------------------------------------------------
   NET LOSS                                 $(22,472)    $(14,047)
===========================================================================
   NET LOSS PER SHARE                       $(   .49)    $(   .31)
===========================================================================
Weighted average shares outstanding           45,601       45,353
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
- ---------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                              1995         1994
- ---------------------------------------------------------------------------
(In thousands)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
 Net loss                                          $(22,472)    $(14,047)
 Adjustments to reconcile net loss to net
 cash provided by operations:
   Depreciation and amortization                     19,005       17,823
   Collection of income tax refunds                  21,691        6,296
   Gain on sale of investment in affiliate              ---      ( 2,475)
   Write-off of investments in affiliates               ---        3,361
   Net changes in current assets and liabilities      5,029      ( 1,551)
   Foreign exchange loss                                755          652
- ---------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES         24,008       10,059
- ---------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of securities                                ---      (15,552)
 Sales and maturities of securities                   1,000       12,980
 Purchase of property, plant, and equipment         ( 9,843)     (11,878)
 Capitalized software development costs             ( 7,001)     ( 3,600)
 Other                                              (   860)     (    79)
- ---------------------------------------------------------------------------
   NET CASH USED FOR INVESTING ACTIVITIES           (16,704)     (18,129)
- ---------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Gross borrowings                                     3,110          259
 Debt repayment                                     (12,369)     ( 6,205)
 Proceeds of employee stock purchases                 1,040          994
 Proceeds of exercise of stock options                  751          ---
 Acquisition of treasury stock                          ---      ( 1,588)
- ---------------------------------------------------------------------------
   NET CASH USED FOR FINANCING ACTIVITIES           ( 7,468)     ( 6,540)
- ---------------------------------------------------------------------------
Effect of exchange rate changes on cash                 969      (   242)
- ---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    805      (14,852)
Cash and cash equivalents at beginning of period     61,393       55,976
- ---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 62,198     $ 41,124
===========================================================================

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

          Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the three months ended March 31, 1994 to provide comparability with the current period presentation.

NOTE 2: On May 12, 1995 the Company was notified by its primary source of external funding that an event of default had occurred under its loan agreement with that bank. See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

          ------------------------------------------------------------------
                                       MARCH 31,     December 31,
                                         1995            1994
          ------------------------------------------------------------------
          (In thousands)

          Raw materials              $  31,909        $  29,734
          Work-in-process               31,520           35,617
          Finished goods                20,567           14,198
          Service spares                38,910           34,895
          ------------------------------------------------------------------
          Totals                     $ 122,906        $ 114,444
          ==================================================================

NOTE 4: Property, plant, and equipment - net includes allowances for depreciation and amortization of $300,645,000 and $285,011,000 at March 31, 1995 and December 31, 1994, respectively.

NOTE 5: In the quarter ended March 31, 1994, the Company wrote down minority share investments in two companies, resulting in a pretax charge of $3.4 million ($.05 per share after tax benefit). In addition, the Company sold a portion of a stock investment in another company, resulting in a pretax gain of $2.5 million ($.04 per share after tax). These items are included in "Other income (expense) - net" in the consolidated statement of operation.


                INTERGRAPH CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   Supplementary cash flow information is summarized as follows:

          Changes in current assets and liabilities, net of the effects of business acquisitions, in reconciling net loss to net cash provided by operations are as follows:
          -----------------------------------------------------------------
                                     CASH PROVIDED BY (USED FOR) OPERATIONS
          QUARTER ENDED MARCH 31,                1995           1994
          -----------------------------------------------------------------
          (In thousands)

          (Increase) decrease in:
           Accounts receivable                $ 51,378      $ 12,076
           Inventories                         ( 5,273)        8,137
           Refundable income taxes             ( 2,142)      ( 4,346)
           Other current assets                ( 5,477)      (13,003)
          Increase (decrease) in:
           Trade accounts payable              ( 9,459)      ( 4,506)
           Accrued compensation and other
             accrued expenses                  ( 6,065)        1,395
           Billings in excess of sales         (17,030)      ( 1,962)
           Income taxes payable                (   903)          658
          -----------------------------------------------------------------
          Net changes in current assets
            and liabilities                   $  5,029      $( 1,551)
          =================================================================



          Cash payments for income taxes totaled $1,901,000 and $873,000 for the quarters ended March 31, 1995 and 1994, respectively. Cash payments for interest in those periods totaled $659,000 and $511,000, respectively.

          Investing and financing transactions in the first quarter of 1995 that did not require cash consisted of acquisition of a business for total consideration of $7,500,000 through issuance of 797,931 shares of the Company's common stock and the granting of 148,718 stock options to employees of the acquired company. There were no significant non-cash investing and financing transactions in the first quarter of 1994.

NOTE 7: In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7,500,000, consisting of issuance of 797,931 shares of the Company's common stock and assumption of InterCAP obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the first quarter ended March 31, 1994 or 1995.



                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- -------

Earnings. The Company incurred a net loss of $.49 per share on revenues of $257.3 million in the first quarter of 1995 versus a loss of $.31 per share on revenues of $240.1 million in the first quarter of 1994. The first quarter 1995 loss results primarily from a revenue base that is not sufficient to cover the current level of operating expenses, from a further decline in gross margin on systems sales, and from the loss of tax benefits of the Company's pretax loss.

Remainder of the Year. The Company expects that current industry conditions characterized by the demand for higher performance and lower priced products, intense competition and rapidly changing technology will continue in 1995 and beyond. However, the Company substantially completed its operating system and hardware architecture transition late in 1994, and believes that the full year availability of its products and the growing acceptance of Windows NT, together with the benefits of its restructuring efforts over the last two years, will restore sales growth and profitability. To achieve profitability, the Company must significantly increase its sales volume and continue to reduce its operating expenses.

Bentley Systems, Inc. Through the end of 1994 the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. Effective January 1, 1995, the Company's license agreement became nonexclusive. Under the new agreement, the Company has a right to sell MicroStation via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. In addition, effective January 1, 1995, the per copy fee payable by the Company to BSI was increased and, for 1995 only, BSI will pay the Company a per copy distribution fee based on BSI's MicroStation sales to resellers. The Company estimates that the effect of this new agreement on first quarter 1995 results was a reduction in revenues of approximately 3% and an increase in net loss of approximately $4 million or $.09 per share.

Purchase Business Combination. In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of approximately 798,000 shares of the Company's common stock and assumption of InterCAP obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the first quarter ended March 31, 1994 or 1995.


BUSINESS TRANSITION
- -------------------

Business Transition. Over the past several years the industry in which the Company competes has been characterized by a rapid move to higher performance, lower priced product offerings, by intense price and performance competition (best exhibited by gross margins that have declined steadily), by shorter product cycles, and by development and support of software standards that result in less specific hardware dependency by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Operating Systems. In November 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system, and to make Windows NT available on Intergraph workstations. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company has continued to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems as well as a path to the Windows NT system if and when the customer chooses. As of the end of 1994, the Company completed the port of its applications software to Windows NT for all applications scheduled for conversion. Sales of Windows-based software represented 61% of software revenues for first quarter 1995 versus 38% for the same prior year period (approximately 60% in the fourth quarter of 1994 and 48% for full year 1994).

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

Hardware Architecture. The Company believes that Intel Corporation's hardware architecture has an important role in the computing markets it serves. During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its own microprocessor at the end of 1993. Intel-based systems represented approximately 88% of workstation and server units sold in the first quarter of 1995 versus 53% for the same prior year period (approximately 85% in the fourth quarter of 1994 and 74% for the full year
1994).

New Products. In April 1995, the Company announced the next generation of its Intel-based TD line of personal workstations, the TD-30 and TD-40. These new personal workstations are targeted for compute-intensive operations. In addition, the Company announced its TDZ line of high-end 3D graphics personal workstations, which integrate up to six Intel Pentium processors. These workstations are designed for compute-intensive interactive 3D-design and rendering. The TD products are scheduled to begin shipping late in the second quarter and the TDZ products in the third quarter.

The Company has also announced a new software technology that will be the foundation of new CAD/CAM/CAE and GIS software applications developed and sold by the Company. The "Jupiter" Windows-based software architecture is built in components, allowing customers to choose the software they need rather than buying larger software programs containing functions that may not be used. The Company believes this technology will bring increased productivity and improved software performance to its customers. Products based on Jupiter technology will be available for shipment by the end of 1995.

The Company believes these products complement rather than replace existing product lines and therefore anticipates no adverse effects on existing inventories or significant delays in orders pending their availability.


ORDERS/REVENUES
- ---------------

Orders. First quarter systems orders totaled $150.4 million, an increase of 16% from first quarter 1994. First quarter 1994 order levels were negatively impacted by product transition. U.S. systems orders were up 8% from the same prior year period (an increase in commercial orders of 24% and a decline in federal government orders of 14%). The decline in federal government orders results primarily from budget constraints. International systems orders were up 22% from first quarter 1994. European and other international systems orders were up 8% and 51%, respectively.

In July 1994, the U.S. Navy awarded the Company the Naval Air Systems Command and Space and Naval Warfare Command contract ("NAVAIR and SPAWAR") to provide computer aided design, manufacturing and engineering (CAD/CAM/CAE) systems and services for electronics and mechanical applications. The contract is an indefinite delivery, indefinite quantity contract with a maximum value of $398 million, a minimum value of $1 million, and a maximum term of 12 years if optional annual renewals are exercised. Funding for other than the minimum quantity is obligated by each delivery order and not by the contract itself. The award of this contract was formally protested by one of the losing bidders during 1994. The original award to the Company was upheld. In February 1995, the Company was notified that one of the losing bidders had filed an appeal of the decision that upheld the original award. The Company is supporting the efforts of the Navy in defending against the appeal, and expects the Navy to prevail in that defense. The appeal has not delayed receipt of orders or shipments under the contract. There were no orders or shipments under this contract in 1994. Orders and shipments under this contract were not significant during the first quarter of 1995. Given the nature of this contract, the Company cannot determine the amount of orders that will be received or the anticipated annual revenues over the term of the contract.

Revenues. Total revenues for first quarter 1995 were $257.3 million, up 7% from first quarter 1994. Sales outside the U.S. represented 53% of total revenues in the first quarter of 1995 versus approximately 49% for both the first quarter and full year 1994. European revenues were 36% of total revenues for first quarter and approximately 33% for both the first quarter and full year 1994.

Systems. Systems revenue for first quarter was $164.0 million, up 9% from the same prior year period. Product transition negatively impacted first quarter 1994 systems revenue. First quarter 1995 systems revenue was below the Company's expectations due in part to a problem with Microsoft Corporation's Windows NT version 3.5 that delayed shipment of some of the Company's software products, and to anticipation of the release of new products. The Windows NT problem was corrected, and products began shipping in April. First quarter workstation and server unit sales were up 22% from the prior year period; however, workstation and server revenues were down 7% due to declining per unit sales prices. In addition, the Company believes that some MicroStation software sales were diverted to Bentley Systems, Inc., a 50%-owned affiliate of the Company, under the Company's new license agreement with Bentley (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above).

First quarter 1995 U.S. systems revenues were relatively flat with the prior year period. U.S. commercial systems revenues were up 5%, but federal government systems revenues declined 6%. International systems revenues were up 16% from the first quarter 1994 level. European and other international systems revenues increased by 16% and 17%, respectively. The European market is gradually improving, but the Company continues to expect slower European acceptance of Windows NT than in other selling regions.

The architecture, engineering and construction (AEC), mapping/geographic information systems (GIS), and mechanical design, engineering, and manufacturing (MDEM) product applications have dominated the Company's product mix over the last three years, with no other single application representing more than 10% of systems revenue. The relative contributions of these product families to total systems revenue for both first quarter 1995 and the full year 1994 were AEC 34%, GIS 42%, MDEM 16%, and all other applications 8%.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company-provided training, consulting, and other services. These forms of revenue totaled $93.3 million for the first quarter of 1995, an increase of 5% from first quarter 1994. Maintenance revenues grow as the Company's installed base of systems grows. The shift within the industry toward lower priced products and longer warranty periods has reduced the rate of increase in maintenance revenue and may continue to do so. Services revenue represents less than 5% of total revenues.


GROSS MARGIN
- ------------

The Company's total gross margin was 38.1% for first quarter 1995, down approximately 2.4 points from both the first quarter and full year 1994 levels.

Systems margin for first quarter 1995 was 36.0%, down approximately 3.8 points from both the first quarter and full year 1994 levels. The decline is due in part to continuation of competitive pricing conditions in the industry, in particular hardware pricing. In addition, under the Company's new license agreement with Bentley Systems, Inc., the per copy rate paid to Bentley for MicroStation software products sold by the Company was increased, which negatively impacted the Company's systems margin (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above). These negative factors were partially offset by the favorable impact of weakening of the dollar against European currencies.

In general, factors that contribute to lower systems margin include price competition, a stronger dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government systems sales to total systems sales. Systems margins are improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for first quarter was 41.9%, relatively unchanged from both the first quarter and full year 1994 levels.


OPERATING EXPENSES
- ------------------

Operating expenses for first quarter 1995 increased 4% from the comparable prior year period. Total employee headcount has declined 5% from that same period.

Sales and marketing expense increased 16% from first quarter 1994 due primarily to an increase in presales support costs. The Company believes that the current level of sales and marketing expense is necessary in its attempt to increase revenue in both its direct and indirect sales channels. Product development expense declined 14% due to an increase in the amount of new product software development costs qualifying for capitalization and to a decline in headcount and related overhead expenses. General and administrative expense was unchanged.


NONOPERATING INCOME AND EXPENSE
- -------------------------------

Interest expense was $1 million for first quarter 1995 versus $.5 million in first quarter 1994. The Company's outstanding debt increased in comparison to the same prior year period. Interest expense may increase during the remainder of the year if debt is not reduced and if interest rates continue to increase.

Interest income was $.5 million for first quarter 1995 versus $.9 million in first quarter 1994. The average cash balance for first quarter 1995 has declined from the first quarter 1994 average due to a decline in cash generated from operations.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of aggregate foreign exchange gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of nonoperating income and expense, and nonrecurring charges. The first quarter 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $2.5 million from the sale of a portion of an investment in an affiliated company.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
- ------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations. In the first quarter of 1995, approximately 53% of the Company's revenues were derived from customers outside the United States (49% for the full year 1994), primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. For the first quarter of 1995, the U.S. dollar weakened on average from its first quarter 1994 level, which increased the level of reported dollar revenues, orders, and gross margin, but also increased the level of reported dollar operating expenses in comparison to the prior year period. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies.

In addition, the Company has certain currency related asset and liability exposures related to its international operations against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate-related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposure described above. By policy the Company is prohibited from market speculation via such instruments and therefore it does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.

INCOME TAXES
- ------------

The Company incurred a loss before income tax benefit of $22.5 million in first quarter 1995 and $20.1 million in first quarter 1994. The 1995 loss generated no tax benefit as virtually all available financial statement tax benefits were exhausted in 1994. The effective tax benefit rate for first quarter 1994 was 30%.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1995, cash and short-term investments totaled $62.2 million, flat with the December 31, 1994 level. Cash generated from operations in first quarter 1995 totaled $24 million ($10.1 million in first quarter 1994), including $21.7 million of refunds of prior years' U.S. federal income tax payments as the result of carryback of the 1994 U.S. tax return loss.

Net cash used for investing activities totaled $16.7 million in first quarter 1995 versus $18.1 million in first quarter 1994. Included in investing activities were capital expenditures of $9.8 million in first quarter 1995 ($11.9 million in first quarter 1994), primarily for Intergraph products used in hardware and software development. The Company expects that capital expenditures for the full year 1995 will require $40 to $50 million, primarily for computer equipment manufactured by the Company for use in hardware and software development.

Net cash used for financing activities totaled $7.5 million in first quarter 1995 versus $6.5 million in first quarter 1994. Included in first quarter 1995 financing activities was $12.4 million for repayment of short-term debt ($6.2 million in first quarter 1994).

Historically the Company's collection period for accounts receivable has approximated 100 days. Approximately 49% of the Company's sales are derived from the U.S. government and European customers, both of which traditionally carry longer collection periods. The Company endeavors to enforce its payment terms with these and other customers, and grants extended payment terms only in very limited circumstances.

The Company has a $50 million revolving credit agreement with a bank that enables the Company to borrow funds on a revolving basis until May 31, 1995. Outstanding borrowings under this agreement totaled $15 million at March 31, 1995 ($5 million at May 15, 1995). The loan commitment is conditional on the maintenance of minimum levels of tangible net worth at various dates through its expiration. As of March 31, 1995 and April 30, 1995, the Company did not meet the minimum tangible net worth requirement of the loan agreement, and was notified May 12 by the bank that an event of default of the loan agreement had occurred. In these circumstances, the bank is entitled to terminate its obligation to make further loans to the Company, to declare the outstanding loan balance due and payable, and to activate a security interest in certain of the accounts receivable of the Company. As of May 15, 1995 the bank has not waived its remedies of the default condition and has indicated it will consider requests for further advances under the loan agreement, on a case-by-case basis. The bank has indicated that at the present time it will not demand immediate payment of the outstanding loan balance and it will not activate a security interest in certain accounts receivable of the Company, but it reserves the right to take these actions at a future date.
The Company believes it will have cash reserves adequate to fund its operations without further advances under this loan agreement, pending finalization of negotiations with other lenders. External financing will, however, be required prior to the end of second quarter, 1995.

The Company also has outstanding borrowings of $9.4 million under uncommitted lines of credit and other short-term borrowing facilities as of March 31, 1995.

The amount of the Company's requirements for cash from external sources is dependent on the future operating results of the Company. Its access to and cost of additional external funds similarly depend on results of operations and on general economic conditions. The Company is currently evaluating sources of funding and expects to have adequate external financing arranged during second quarter. The cost of any additional funding may exceed the cost of external funding to date due to the Company's operating losses and generally higher interest rates. The Company expects to meet its 1995 cash requirements through cash generated from operations and from external sources.


                     INTERGRAPH CORPORATION AND SUBSIDIARIES


   Item 6:   Exhibits and Reports on Form 8-K

       (a) Exhibit 10, Loan program for executive officers of the Company as amended, dated April 26, 1995.

            Exhibit 11, Computations of loss per share, page 16.

       (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.





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




                             INTERGRAPH CORPORATION
                             ----------------------
                                  (Registrant)




                              By: Larry J. Laster
                           ---------------------------
                                  Larry J. Laster
                             Executive Vice President,
                       Chief Financial Officer and Director


                               Date:  May 15, 1995


                              By: John W. Wilhoite
                           ---------------------------
                                  John W. Wilhoite
                           Vice President and Controller
                          (Principal Accounting Officer)


                               Date:  May 15, 1995