Form 10-Q
period 1995-06-30
INTERGRAPH CORP
filed 1995-08-14
CIK 351145

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to   ____


                  Commission file number 0-9722


                     INTERGRAPH CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                63-0573222
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         Intergraph Corporation
          Huntsville, Alabama                      35894-0001
----------------------------------------       -----------------
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


   Common stock, par value  $.10 per share:  46,084,168 shares outstanding as of June 30, 1995

=================================================================


                     INTERGRAPH CORPORATION
                            FORM 10-Q
                          June 30, 1995

                              INDEX



                                                                 Page No.
                                                                -----------

PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements


           Consolidated Balance Sheets at June 30, 1995 and
              December 31, 1994                                          2

           Consolidated Statements of Operations for the quarters
              ended June 30, 1995 and 1994                               3

           Consolidated Statements of Operations for the six
              months ended June 30, 1995 and 1994                        4

           Consolidated Statements of Cash Flows for the six
              months ended June 30, 1995 and 1994                        5

           Notes to Consolidated Financial Statements                  6 - 8

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9 - 15


PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders          16

   Item 6. Exhibits and Reports on Form 8-K                             16


   SIGNATURES                                                           17



PART I.   FINANCIAL INFORMATION

             INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

---------------------------------------------------------------------------
                                                  June 30,   December 31,
                                                    1995         1994
---------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                       $ 42,470    $ 61,393
  Short-term investments                               ---       1,023
  Accounts receivable                              300,074     344,957
  Inventories                                      120,837     114,444
  Refundable income taxes                            2,472      22,784
  Other current assets                              38,382      30,097
---------------------------------------------------------------------------
      Total current assets                         504,235     574,698

  Long-term investments, primarily in affiliates     9,934       9,453
  Other assets                                      47,113      28,194
  Property, plant, and equipment, net              225,631     227,273
---------------------------------------------------------------------------
      Total Assets                                $786,913    $839,618
===========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                          $ 55,577    $ 51,224
  Accrued compensation                              53,483      47,533
  Other accrued expenses                            70,309      69,241
  Billings in excess of sales                       56,263      79,265
  Income taxes payable                               4,544       6,816
  Short-term debt and current maturities
   of long-term debt                                18,562      37,726
---------------------------------------------------------------------------
      Total current liabilities                    258,738     291,805

  Deferred income taxes                              2,886       2,088
  Long-term debt                                    27,008      23,388
---------------------------------------------------------------------------
      Total liabilities                            288,632     317,281
---------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                        5,736       5,736
   Additional paid-in capital                      236,700     243,295
   Retained earnings                               409,709     454,139
   Cumulative translation adjustment                10,499       2,458
---------------------------------------------------------------------------
                                                   662,644     705,628
   Less - cost of 11,277,194 treasury shares at
     June 30, 1995 and 12,576,082 treasury
     shares at December 31, 1994                  (164,363)   (183,291)
---------------------------------------------------------------------------
      Total shareholders' equity                   498,281     522,337
---------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $786,913    $839,618
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

--------------------------------------------------------------------------
Quarter Ended June 30,                        1995         1994
--------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $161,646     $149,106
 Maintenance and services                     98,521       93,289
--------------------------------------------------------------------------
   Total revenues                            260,167      242,395
--------------------------------------------------------------------------

Cost of revenues
 Systems                                     101,326       86,359
 Maintenance and services                     57,454       52,492
--------------------------------------------------------------------------
   Total cost of revenues                    158,780      138,851
--------------------------------------------------------------------------

   Gross profit                              101,387      103,544

Product development                           29,530       33,330
Sales and marketing                           69,490       64,670
General and administrative                    23,983       21,771
Restructuring charge                           7,470          ---
--------------------------------------------------------------------------

   Loss from operations                      (29,086)     (16,227)

Interest expense                             (   870)     (   431)
Interest income                                  348          896
Other income (expense) - net                   7,650      ( 2,353)
--------------------------------------------------------------------------

   Loss before income taxes                  (21,958)    (18,115)

Income tax expense                               ---     ( 2,049)
--------------------------------------------------------------------------

   Net loss                                 $(21,958)   $(20,164)
==========================================================================

   Net loss per share                       $(   .48)   $(   .45)
==========================================================================

Weighted average shares outstanding           45,929       44,842
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

-------------------------------------------------------------------------
Six Months Ended June 30,                     1995         1994
-------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $325,688     $300,238
 Maintenance and services                    191,808      182,230
-------------------------------------------------------------------------
   Total revenues                            517,496      482,468
-------------------------------------------------------------------------

Cost of revenues
 Systems                                     206,336      177,140
 Maintenance and services                    111,625      104,415
-------------------------------------------------------------------------
   Total cost of revenues                    317,961      281,555
-------------------------------------------------------------------------

   Gross profit                              199,535      200,913

Product development                           59,670       68,187
Sales and marketing                          136,808      122,741
General and administrative                    47,269       45,088
Restructuring charge                           7,470          ---
-------------------------------------------------------------------------

   Loss from operations                      (51,682)     (35,103)

Interest expense                             ( 1,830)     (   925)
Interest income                                  889        1,762
Other income (expense) - net                   8,193      ( 3,916)
-------------------------------------------------------------------------

   Loss before income taxes                  (44,430)     (38,182)

Income tax benefit                               ---        3,971
-------------------------------------------------------------------------

   Net  loss                                $(44,430)    $(34,211)
=========================================================================

   Net loss per share                       $(   .97)    $(   .76)
=========================================================================

Weighted average shares outstanding           45,766       45,096
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

------------------------------------------------------------------------
Six Months Ended June 30,                          1995          1994
------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
 Net loss                                       $(44,430)     $(34,211)
 Adjustments to reconcile net loss to net
 cash provided by operations:
   Depreciation and amortization                  39,379        34,967
   Non-cash portion of restructuring charge        6,900           ---
   Collection of income tax refunds               22,109        31,065
   Gain on sale of investment in affiliate           ---       ( 2,475)
   Gain on sale of subsidiary                    ( 5,024)          ---
   Write-off of investments in affiliates            ---         3,361
   Net changes in current assets and liabilities   6,931         1,009
   Foreign exchange (gain) loss                  (    69)        1,457
------------------------------------------------------------------------
   Net cash provided by operating activities      25,796        35,173
------------------------------------------------------------------------

Investing Activities:
 Purchases of securities                             ---       (46,332)
 Sales and maturities of securities                1,000        55,077
 Proceeds from sale of subsidiary                  6,434           ---
 Purchase of property, plant, and equipment      (21,223)      (37,575)
 Capitalized software development costs          (13,470)      ( 8,075)
 Other                                           ( 4,216)      ( 1,492)
------------------------------------------------------------------------
   Net cash used for investing activities        (31,475)      (38,397)
------------------------------------------------------------------------

Financing Activities:
 Gross borrowings                                 13,639         7,410
 Debt repayment                                  (32,620)      ( 7,764)
 Proceeds of employee stock purchases              1,976         1,968
 Proceeds of exercise of stock options             1,571           ---
 Acquisition of treasury stock                       ---       (10,379)
------------------------------------------------------------------------
   Net cash used for financing activities        (15,434)      ( 8,765)
------------------------------------------------------------------------
Effect of exchange rate changes on cash            2,190       (   571)
------------------------------------------------------------------------
Net decrease in cash and cash equivalents        (18,923)      (12,560)
Cash and cash equivalents at beginning of period  61,393        55,976
------------------------------------------------------------------------
Cash and cash equivalents at end of period      $ 42,470      $ 43,416
========================================================================

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

        Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the six months ended June 30, 1994 to provide comparability with the current period presentation.

NOTE 2: On May 12, 1995, the Company was notified by its primary source of external funding that an event of default had occurred under its loan agreement with that bank. The bank did not exercise any of its remedies of the default condition, and the loan agreement expired on May 31, 1995. All amounts due under the agreement were paid in full at that time. The Company is currently negotiating with a new source of external funding. See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

        ----------------------------------------------------------
                                 June 30,       December 31,
                                   1995            1994
        ----------------------------------------------------------
        (In thousands)

        Raw materials           $ 32,618        $  29,734
        Work-in-process           28,097           35,617
        Finished goods            19,165           14,198
        Service spares            40,957           34,895
        ----------------------------------------------------------
        Totals                  $120,837         $114,444
        ==========================================================

NOTE 4: Property, plant, and equipment - net includes allowances for depreciation and amortization of $307,409,000 and $285,011,000 at June 30, 1995 and
        December 31, 1994, respectively.

NOTE 5: During the second quarter, the Company undertook a restructuring program designed to restore profitability through adapting its business operations and cost structure to changed market conditions. The program consists of reductions in workforce and disposition of unprofitable business units over the next twelve months. Approximately 600 positions were eliminated in second quarter, providing an estimated $28 million in annual savings. The Company estimates that upon completion of the twelve month program it will have reduced expenses by $100 million annually on a prospective basis. It is anticipated that the remaining cost savings will be achieved through employee attrition and through disposition by sale or closure of four business units that do not currently meet the Company's goals for profitability and strategic value. Achievement of the remainder of the estimated $100 million in annual savings is heavily dependent on disposition of the four business units. Effort will be focused primarily on attempts to sell those units. The Company has not finalized the plan of disposition for these business units to the extent necessary to reasonably estimate the restructuring charge that may result from the dispositions. Revenues and operating losses from these business units totaled approximately $38 million and $20 million, respectively, for both the six month periods ended June 30, 1995 and 1994.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The second quarter restructuring charge totaled $7.5 million, primarily for severance pay and related costs. All employee groups were affected, but the majority of positions eliminated derived from the research and development, systems engineering and support, and sales and marketing areas. The Company expects that cash expenditures related to the charge will approximate $5.7 million, to be provided from cash generated by 1995 operations. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations and the related liability is included in "Other accrued expenses" in the consolidated balance sheet.

NOTE 6: In the quarter ended June 30, 1995, the Company sold one of its subsidiaries at a pretax gain of $5.0 million ($.11 per share). The subsidiary was not significant to the Company's results of operations. The gain is included in "Other income (expense) - net" in the consolidated statement of operations.

NOTE 7: Supplemental cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

        -------------------------------------------------------------
                              Cash Provided By (Used For) Operations
        Six Months Ended June 30,         1995           1994
        -------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
          Accounts receivable            $ 53,258      $ 13,526
          Inventories                     ( 7,495)      ( 9,341)
          Other current assets            (11,627)      ( 9,340)
        Increase (decrease) in:
          Trade accounts payable               66        16,781
          Accrued compensation and other
           accrued expenses               (   611)      ( 7,388)
          Billings in excess of sales     (24,984)      ( 1,272)
          Income taxes payable            ( 1,676)      ( 1,957)
        -------------------------------------------------------------
        Net change in current assets
         and liabilities                 $  6,931      $  1,009
        =============================================================

        Cash payments for income taxes totaled $2,136,000 and $1,741,000 for the six months ended June 30, 1995 and 1994, respectively. Cash payments for interest during those periods totaled $1,396,000 and $946,000, respectively.

        Investing and financing transactions in the first half of 1995 that did not require cash consisted of acquisition of a business for total consideration of $7,500,000 through issuance of 797,931 shares of the Company's common stock and the granting of options on 148,718 shares to employees of the acquired company. There were no significant non-cash investing and financing transactions in the first half of 1994.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8: In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7,500,000 consisting of issuance of 797,391 shares of the Company's common stock and assumption of InterCAP's obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the six months ended June 30, 1994 or 1995.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
-------

Earnings. The Company incurred a net loss of $.48 per share in the second quarter of 1995 versus a loss of $.45 per share in the second quarter of 1994. For the first half of 1995 the Company lost $.97 per share versus $.76 per share for the same prior year period. Losses in the second quarter and first half of 1995 result primarily from a revenue base that is not sufficient to cover the current level of operating expenses and from a further decline in gross margin on the Company's products. In addition, the second quarter and first half 1995 loss included a $7.5 million ($.16 per share) restructuring charge and a $5.0 million ($.11 per share) gain on the sale of a subsidiary.

Restructuring. During the second quarter, the Company undertook a restructuring program designed to restore profitability through adapting the Company's business operations and cost structure to changed market conditions. The program consists of reductions in workforce and disposition of unprofitable business units over the next twelve months. Approximately 600 positions were eliminated in second quarter, providing an estimated $28 million in annual savings. The Company estimates that upon completion of the twelve month program, it will have reduced expenses by $100 million annually on a prospective basis. It is anticipated that the remaining cost savings will be achieved through employee attrition and through disposition by sale or closure of four business units that do not currently meet the Company's goals for profitability and strategic value. Achievement of the remainder of the estimated $100 million in annual savings is heavily dependent on disposition of the four business units. Effort will be focused primarily on attempts to sell those units. The Company has not finalized the plan of disposition for these business units to the extent necessary to reasonably estimate the restructuring charge that may result from the dispositions. Revenues and operating losses from these business units totaled approximately $38 million and $20 million, respectively, for both the six month periods ended June 30, 1995 and 1994.

The second quarter restructuring charge totaled $7.5 million, primarily for severance pay and related costs. All employee groups were affected, but the majority of positions eliminated derived from the research and development, systems engineering and support, and sales and marketing areas. The Company expects that cash expenditures related to the charge will approximate $5.7 million, to be provided from cash generated by 1995 operations. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations and the related liability is included in "Other accrued expenses" in the consolidated balance sheet.

Remainder of the year. The Company expects that current industry conditions characterized by the demand for higher performance and lower priced products, intense competition and rapidly changing technology will continue in 1995 and beyond. However, the Company has substantially completed its operating system and hardware architecture transition, and believes that the full availability of its products and the growing acceptance of Windows NT, together with the benefits to be derived from completion of its planned restructuring actions over the next 12 months, will restore sales growth and profitability. To achieve profitability, the Company must significantly increase its sales volume and reduce its operating expenses.

Bentley Systems, Inc. Through the end of 1994 the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. Effective January 1, 1995, the Company's license agreement became nonexclusive. Under the new agreement, the Company has a right to sell MicroStation via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. In addition, effective January 1, 1995, the per copy royalty payable by the Company to BSI was increased and, for 1995 only, BSI will pay the Company a per copy distribution fee based on BSI's MicroStation sales to resellers. The Company estimates that the effect of this new agreement on first half 1995 results was a reduction in revenues of approximately 2% and an increase in net loss of approximately $5.0 million or $.11 per share.

Purchase Business Combination. In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of approximately 798,000 shares of the Company's common stock and assumption of InterCAP's obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the six month period ended June 30, 1994 or 1995.


BUSINESS TRANSITION
-------------------

Industry Conditions. Over the past several years the industry in which the Company competes has been characterized by a rapid move to higher performance, lower priced product offerings, by intense price and performance competition (best exhibited by gross margins that have declined steadily), by shorter product cycles, and by development and support of software standards that result in less specific hardware dependency by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Operating Systems. In November 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's new Windows NT operating system, and to make Windows NT available on Intergraph workstations. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company has continued to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems as well as a path to the Windows NT system if and when the customer chooses. The Company has now completed its transition to the Windows NT operating system. Development of demand for Windows NT-based systems has been slower than anticipated. Sales of Windows-based software represented approximately 64% of software revenues for both the second quarter and first half of 1995 versus approximately 41% for the same prior year periods (approximately 48% for the full year 1994).

Hardware Architecture. The Company believes that Intel Corporation's hardware architecture has an important role in the computing markets it serves. During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its own microprocessor at the end of 1993. Intel-based systems represented approximately 91% of workstation and server units sold in the first half of 1995 versus 62% for the same prior year period (approximately 74% for the full year 1994).


ORDERS/REVENUES
---------------

Orders and revenues for the first six months of 1995 were depressed by much slower development of demand for Windows NT-based products than anticipated. Customer acceptance of Windows NT products in the U.S. and Asia Pacific regions is increasing, while Europe continues to lag behind. While the Company believes that Windows NT will become the dominant operating system in the markets it serves, adoption of any new operating system requires considerable effort on the part of customers, and the timing of such conversions is unpredictable. Competing operating systems are available in the market, and several competitors of the Company offer or are adopting the Windows NT operating system for their products.

Orders. Second quarter and first half 1995 systems orders totaled $175.5 million and $325.9 million, respectively, an increase of approximately 16% (including portions of the "BEST" order described below) from the same prior year periods. U.S. systems orders were up 13% and 11%, respectively, from the second quarter and first half 1994 levels due to an increase in commercial orders of 24% in both periods. Federal government orders have declined 7% from the first half 1994 level primarily as a result of government budget constraints. International systems orders were up 21% from both the second quarter and first half 1994 levels. European orders were up 8% for both periods. Other international orders were up 43% and 47%, respectively, from the second quarter and first half 1994 levels due to increased orders in the Company's Asia Pacific region.

During the second quarter, the Company signed a seven year, $120 million contract with the Bureau of Emergency Services Telecommunications (BEST) to provide a centralized computer-aided calltaking and dispatch system for the State of Victoria, Australia. Orders under the contract totaled $14 million for the second quarter and first six months of 1995. Revenues on this contract will commence in fourth quarter 1995.

In July 1994, the U.S. Navy awarded the Company the Naval Air Systems Command and Space and Naval Warfare Command contract ("NAVAIR and SPAWAR") to provide computer aided design, manufacturing and engineering (CAD/CAM/CAE) systems and services for electronics and mechanical applications. The contract is an indefinite delivery, indefinite quantity contract with a maximum value of $398 million, a minimum value of $1 million, and a maximum term of 12 years if optional annual renewals are exercised. Funding for other than the minimum quantity is obligated by each delivery order and not by the contract itself. The award of this contract was formally protested by one of the losing bidders during 1994. The original award to the Company was upheld. In February 1995, the Company was notified that one of the losing bidders had filed an appeal of the decision upholding the original award. The Company is supporting the efforts of the Navy in defending against the appeal, and expects the Navy to prevail in that defense. The appeal will not delay receipt of orders or shipments under the contract. Orders and shipments under this contract have been insignificant to date. Given the nature of the contract, the Company cannot determine the amount of orders that will be received or the anticipated annual revenues over the term of the contract.

Revenues. Total revenues for the second quarter and first half of 1995 were $260.2 million and $517.5 million, respectively, up 7% from the comparable 1994 levels. Sales outside the U.S. represented 53% of total revenues in the first half of 1995 versus approximately 49% for both the first half and full year 1994. European revenues were 35% of total revenues for the first half of 1995 versus 33% for the full year 1994.

Systems. Systems revenue for the second quarter and first half of 1995 were $161.6 million and $325.7 million, respectively, up 8% from the same prior year periods. Workstation and server unit sales in the first half of 1995 were up 23% from the prior year period; however, workstation and server revenues increased only 6% due to declining per unit sales prices. In addition, the Company believes that some MicroStation software sales were diverted to Bentley Systems, Inc., a 50%-owned affiliate of the Company, under the Company's new license agreement with Bentley (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above).

U.S. systems revenues in the first half of 1995 were relatively flat with the prior year period. U.S. commercial systems revenues were up 7%, but federal government systems revenues declined 5%. International systems revenues were up 15% from the first half 1994 level. European and other international systems revenues increased by 7% and 29%, respectively.

The architecture, engineering and construction (AEC), mapping/geographic information systems (GIS), and mechanical design, engineering, and manufacturing (MDEM) product applications have dominated the Company's product mix over the last three years, with no other single application representing more than 10% of systems revenue. The relative contributions of these product families to total systems revenue for both the first half of 1995 and the full year 1994 were AEC 34%, GIS 42%, MDEM 16%, and all other applications 8%.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company-provided training, consulting, and other services. These forms of revenue totaled $98.5 million for the second quarter and $191.8 million for the first half of 1995, an increase of approximately 5% from both the second quarter and first half 1994 levels. Maintenance revenues grow as the Company's installed base of systems grows. The shift within the industry toward lower priced products and longer warranty periods has reduced the rate of increase in maintenance revenue and may continue to do so. Services revenue represents less than 5% of total revenues.

New Products. In April 1995, the Company announced the next generation of its Intel-based TD line of personal workstations, the TD-30 and TD-40. These new personal workstations are targeted for compute-intensive operations. In addition, the Company announced its TDZ line of high-end 3D graphics personal workstations, which integrate up to six Intel Pentium processors. These workstations are designed for compute-intensive interactive 3D-design and rendering. The TD products began shipping late in the second quarter and the TDZ products are scheduled to begin shipping in the third quarter.

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


GROSS MARGIN
------------

The Company's total gross margin for the second quarter and first half of 1995 was 39.0% and 38.6%, respectively, versus 41.6% for first half of 1994 and 40.5% for the full year 1994.

Systems margin for second quarter was 37.3%, down 4.8 points from the second quarter 1994 level. First half 1995 systems margin was 36.6%, down 4.4 points from the first half 1994 level and down 3.1 points from the full year 1994 level. The systems margin decline is due in part to continuation of competitive pricing conditions in the industry, in particular hardware pricing. In addition, under the Company's new license agreement with Bentley Systems, Inc., the per copy royalty paid to Bentley for MicroStation software products sold by the Company was increased, which negatively impacted the Company's systems margin (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above). These negative factors were partially offset by the favorable impact of weakening of the dollar against European currencies and an increase in the mix of international systems sales to total systems sales.

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

Maintenance and services margin for the second quarter was 41.7%, down 2 points from the second quarter 1994 level. Maintenance and services margin for the first half of 1995 was 41.8%, down slightly from the first half and full year l994 levels.


OPERATING EXPENSES
------------------

Operating expenses for the second quarter and first half of 1995 increased 3% from the same prior year periods. Total employee headcount has declined 8% from the first half 1994 level.

Sales and marketing expense for the second quarter and first half of 1995 increased 7% and 11%, respectively, from the same prior year periods due primarily to an increase in presales support costs and weakening of the dollar against European currencies. General and administrative expense for the second quarter and first half of 1995 increased 10% and 5%, respectively, from the same prior year periods due primarily to weakening of the dollar against European currencies and, to a lesser extent, to an increase in legal and bad debt expenses. Product development expense for the second quarter and first half of 1995 declined 11% and 12%, respectively, from the same prior year periods due to an increase in the amount of new product software development costs qualifying for capitalization and to a decline in headcount and related overhead expenses.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $.9 million for the second quarter and $1.8 million for the first half of 1995 versus $.4 million and $.9 million, respectively, for the same prior year periods. The Company's outstanding debt increased in comparison to the same prior year periods. The Company expects interest expense to increase during the remainder of the year due to necessary increases in the level of debt and an increase in the rate of interest the Company will be required to pay. See "Liquidity and Capital Resources" below for discussion of the Company's current financing requirements.


Interest income was $.3 million for the second quarter and $.9 million for the first half of 1995 versus $.9 million and $1.8 million, respectively, for the same prior year periods. The average cash balance for the first half of 1995 has declined from the first half 1994 average due to a decline in cash generated from operations.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of aggregate foreign exchange gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of nonoperating income and expense, and nonrecurring charges. The second quarter and first half 1995 amounts include a gain of $5.0 million from the sale of a subsidiary. The first half 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $2.5 million from the sale of a portion of an investment in an affiliated company.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations. In the first half of 1995, approximately 53% of the Company's revenues were derived from customers outside the United States (49% for the full year 1994), primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. For the first half of 1995, the U.S. dollar weakened on average from its first half 1994 level, which increased the level of reported dollar revenues, orders, and gross margin, but also increased the level of reported dollar operating expenses in comparison to the prior year period. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies.

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


INCOME TAXES
------------

The Company incurred a loss before income tax benefit of $44.4 million in the first half of 1995 versus $38.2 million in the first half of 1994. The 1995 loss generated no tax benefit as virtually all available financial statement tax benefits were exhausted in 1994. The effective tax benefit rate for the first half of 1994 was 10.4%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1995, cash and short-term investments totaled $42.5 million, a decrease of $19.9 million from the December 31, 1994 level. Cash generated from operations in the first half of 1995 totaled $25.8 million (including $22.1 million in tax refunds arising from prior years' losses) versus $35.2 million (including $31.1 million in tax refunds) for first half 1994. All significant tax refund opportunities have been exhausted.

Net cash used for investing activities totaled $31.5 million in the first half of 1995 versus $38.4 million in the first half of 1994. Included in investing activities were capital expenditures of $21.2 million in the first half of 1995 ($37.6 million in the first half of 1994), primarily for Intergraph products used in hardware and software development. The Company expects that capital expenditures for the full year 1995 will require $40 to $50 million, primarily for computer equipment manufactured by the Company for use in hardware and software development.

Net cash used for financing activities totaled $15.4 million in the first half of 1995 versus $8.8 million in the first half of 1994. Included in first half 1995 financing activities was $32.6 million for repayment of short-term debt ($7.8 million in the first half of 1994). Cash used to purchase Company stock for the treasury totaled $10.4 million in the first half of 1994.

Historically, the Company's collection period for accounts receivable has approximated 100 days. Approximately 49% of the Company's sales are derived from the U.S. government and European customers, both of which traditionally carry longer collection periods. The Company endeavors to enforce its payment terms with these and other customers, and grants extended payment terms only in very limited circumstances. The Company is actively seeking to reduce its collection period.

The Company had a $50 million revolving credit agreement with a bank that enabled it to borrow funds on a revolving basis through May 31, 1995. The loan commitment was conditional on maintenance of minimum levels of tangible net worth at various dates through its expiration. As of March 31, 1995 and continuing through expiration of the agreement, the Company did not meet the minimum tangible net worth requirement of the loan agreement, and was notified on May 12 by the bank that an event of default of the loan agreement had occurred. The bank did not exercise any of its remedies of the default condition, and the loan agreement expired on May 31, 1995. All amounts due under the agreement were paid in full at that time.

The Company is at present not generating sufficient cash from operations to adequately fund growth of the Company. The Company is currently negotiating with sources of external financing, and believes adequate financing will be arranged by the end of third quarter. The cost of such funding will exceed the cost of external funding to date due to the Company's operating losses, and restrictions on the Company required by any such new loan commitment will be more stringent than under the previous revolving credit agreement.


             INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION

   Item 4: Submission of Matters to a Vote of Security Holders

           Intergraph Corporation's Annual Meeting of
           Shareholders was held on May 18, 1995. The results of the meeting follow.

           (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees were serving as Directors at the time of their nomination.

                                                    Votes
                                        -------------------------------
                                            For        Against/Withheld
                                        ------------   ----------------
               Roland E. Brown           38,134,592         696,499
               Larry J. Laster           38,156,337         674,754
               James W. Meadlock         38,160,743         670,348
               Nancy B. Meadlock         38,146,344         684,747
               Keith H. Schonrock, Jr.   38,090,573         740,518
               James F. Taylor, Jr.      38,090,798         740,293
               Robert E. Thurber         38,094,591         736,500

           (2) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 38,690,094 for, 72,270 against, and 68,727 abstentions.

           (3) The 1995 Intergraph Corporation Employee Stock
               Purchase Plan was approved by a vote of 36,050,208 for, 1,122,215 against, 359,126 abstentions, and 1,299,542 broker non-votes.

           (4) A proposal by a shareholder that requested the Company's Shareholder Rights Plan be amended so as to "not interfere with any public tender offer which treats all shareholders fairly" was disapproved by a vote of 18,287,198 against, 10,513,507 for, 963,484 abstentions and 9,066,902 broker non-votes.

   Item 6: Exhibits and Reports on Form 8-K

           (a) Exhibit 11, Computations of loss per share, pages 18 to 19.

           (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1995.




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




                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)






                 By:    Larry J. Laster
                    -----------------------
                        Larry J. Laster
                   Executive Vice President,
                  Chief Financial Officer and
                            Director


                    Date:   August 11, 1995