Form 10-Q
period 1995-09-30
INTERGRAPH CORP
filed 1995-11-13
CIK 351145

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                          Commission file number 0-9722


                              INTERGRAPH CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                  63-0573222
-------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

       INTERGRAPH CORPORATION
        HUNTSVILLE, ALABAMA                        35894-0001
----------------------------------------          ------------
(Address of principal executive offices)           (Zip Code)

                             (205) 730-2000
                 ----------------------------------------
                            (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                               -----   -----

           Common stock, par value  $.10 per share:  46,281,805 shares outstanding as of September 30, 1995

==============================================================================





                             INTERGRAPH CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1995

                                      INDEX



                                                        Page No.
                                                        --------
PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements


          Consolidated Balance Sheets at September 30,
             1995 and December 31, 1994                       2

          Consolidated Statements of Operations for the
             quarters ended September 30, 1995 and 1994       3

          Consolidated Statements of Operations for the
             nine months ended September 30, 1995 and 1994    4

          Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1995 and 1994    5

          Notes to Consolidated Financial Statements        6 - 8

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     9 - 16


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   17


  SIGNATURES                                                 18



PART I.   FINANCIAL INFORMATION

          INTERGRAPH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
----------------------------------------------------------------------------
                                                 SEPTEMBER 30,  December 31,
                                                     1995          1994
----------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS
  Cash and cash equivalents                       $  40,990      $  61,393
  Short-term investments                                ---          1,023
  Accounts receivable                               299,807        344,957
  Inventories                                       104,297        114,444
  Refundable income taxes                             2,458         22,784
  Other current assets                               38,239         30,097
----------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                          485,791        574,698

  Long-term investments, primarily in affiliates     10,679          9,453
  Other assets                                       51,540         28,194
  Property, plant, and equipment, net               220,611        227,273
----------------------------------------------------------------------------
      TOTAL ASSETS                                 $768,621       $839,618
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Trade accounts payable                           $ 43,762       $ 51,224
  Accrued compensation                               55,655         47,533
  Other accrued expenses                             69,271         69,241
  Billings in excess of sales                        52,198         79,265
  Income taxes payable                                3,596          6,816
  Short-term debt and current
    maturities of long-term debt                     23,967         37,726
----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                     248,449        291,805

  Deferred income taxes                               2,808          2,088
  Long-term debt                                     27,519         23,388
----------------------------------------------------------------------------
      TOTAL LIABILITIES                             278,776        317,281
----------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                         5,736          5,736
   Additional paid-in capital                       235,954        243,295
   Retained earnings                                401,660        454,139
   Cumulative translation adjustment                  7,977          2,458
----------------------------------------------------------------------------
                                                    651,327        705,628
   Less - cost of 11,079,557 treasury shares
     at September 30, 1995 and 12,576,082
     treasury shares at December 31, 1994          (161,482)      (183,291)
----------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                    489,845        522,337
----------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $768,621       $839,618
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,                     1995        1994
----------------------------------------------------------------------
(In thousands except per share amounts)

REVENUES
 Systems                                    $181,143     $167,048
 Maintenance and services                     98,088       95,177
----------------------------------------------------------------------
   TOTAL REVENUES                            279,231      262,225
----------------------------------------------------------------------

COST OF REVENUES
 Systems                                     115,300      104,241
 Maintenance and services                     57,959       53,971
----------------------------------------------------------------------
   TOTAL COST OF REVENUES                    173,259      158,212
----------------------------------------------------------------------

   GROSS PROFIT                              105,972      104,013

Product development                           26,561       35,419
Sales and marketing                           64,486       66,138
General and administrative                    23,752       23,459
----------------------------------------------------------------------
   LOSS FROM OPERATIONS                     (  8,827)    ( 21,003)

Interest expense                            (    896)    (    599)
Interest income                                  396          727
Other income (expense) - net                   1,278        3,379
----------------------------------------------------------------------
   LOSS BEFORE INCOME TAXES                 (  8,049)    ( 17,496)

Income taxes                                     ---          ---
----------------------------------------------------------------------

   NET LOSS                                $(  8,049)   $( 17,496)
======================================================================

   NET LOSS PER SHARE                      $(    .17)   $(    .39)
======================================================================

Weighted average shares outstanding           46,146       44,559
======================================================================

The accompanying notes are an integral part of these consolidated financial statements.




                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                 1995        1994
----------------------------------------------------------------------
(In thousands except per share amounts)

REVENUES
 Systems                                    $506,831     $467,286
 Maintenance and services                    289,896      277,407
---------------------------------------------------------------------
   TOTAL REVENUES                            796,727      744,693
---------------------------------------------------------------------

COST OF REVENUES
 Systems                                     321,636      281,381
 Maintenance and services                    169,584      158,386
---------------------------------------------------------------------
   TOTAL COST OF REVENUES                    491,220      439,767
---------------------------------------------------------------------

   GROSS PROFIT                              305,507      304,926

Product development                           86,231      103,606
Sales and marketing                          201,294      188,879
General and administrative                    71,021       68,547
Restructuring charge                           7,470          ---
---------------------------------------------------------------------

   LOSS FROM OPERATIONS                     ( 60,509)    ( 56,106)

Interest expense                            (  2,726)    (  1,524)
Interest income                                1,285        2,489
Other income (expense) - net                   9,471     (    537)
---------------------------------------------------------------------

   LOSS BEFORE INCOME TAXES                 ( 52,479)    ( 55,678)

Income tax benefit                               ---        3,971
---------------------------------------------------------------------

   NET  LOSS                               $( 52,479)  $(  51,707)
=====================================================================

   NET LOSS PER SHARE                      $(   1.14)  $(    1.15)
=====================================================================

Weighted average shares outstanding           45,894       44,915
=====================================================================

The accompanying notes are an integral part of these consolidated financial statements.




                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                     1995          1994
---------------------------------------------------------------------------
(In thousands)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
 Net loss                                       $(52,479)     $(51,707)
 Adjustments to reconcile net loss to net
 cash provided by operations:
   Depreciation and amortization                  59,632        53,859
   Non-cash portion of restructuring charge        4,110           ---
   Collection of income tax refunds               22,146        32,955
   Gain on sale of investment in affiliate           ---      (  5,815)
   Gain on sale of subsidiary                    ( 5,024)          ---
   Write-off of investments in affiliates            ---         3,361
   Net changes in current assets and liabilities   5,251       (14,463)
   Foreign exchange (gain) loss                  (   213)        1,104
---------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES      33,423        19,294
---------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchases of securities                             ---       (61,127)
 Sales and maturities of securities                1,000        91,771
 Proceeds from sale of subsidiary                  6,434           ---
 Purchase of property, plant, and equipment      (30,532)      (55,496)
 Capitalized software development costs          (20,476)      (12,151)
 Other                                           ( 5,566)      ( 1,809)
---------------------------------------------------------------------------
   NET CASH USED FOR INVESTING ACTIVITIES        (49,140)      (38,812)
---------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Gross borrowings                                 34,139        35,698
 Debt repayment                                  (46,518)      (11,728)
 Proceeds of employee stock purchases              2,856         3,025
 Proceeds of exercise of stock options             2,770           ---
 Acquisition of treasury stock                       ---       (10,379)
---------------------------------------------------------------------------
   NET CASH (USED FOR) PROVIDED BY FINANCING
     ACTIVITIES                                  ( 6,753)       16,616
---------------------------------------------------------------------------
Effect of exchange rate changes on cash            2,067       (    25)
---------------------------------------------------------------------------
Net decrease in cash and cash equivalents        (20,403)      ( 2,927)
Cash and cash equivalents at beginning of period  61,393        55,976
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $40,990      $ 53,049
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

        Certain reclassifications have been made to the previously reported consolidated statement of cash flows for the nine months ended September 30, 1994 to provide comparability with the current period presentation.

NOTE 2: Inventories are stated at the lower of average cost or market and are summarized as follows:

        ------------------------------------------------------
                             SEPTEMBER 30,       December 31,
                                  1995             1994
        ------------------------------------------------------
        (In thousands)

        Raw materials          $  23,792        $  29,734
        Work-in-process           24,011           35,617
        Finished goods            18,691           14,198
        Service spares            37,803           34,895
        ------------------------------------------------------
        Totals                  $104,297         $114,444
        ======================================================

NOTE 3: Property, plant, and equipment - net includes allowances for depreciation and amortization of $305,804,000 and $285,011,000 at September 30, 1995 and December 31, 1994, respectively.

NOTE 4: On October 6, 1995, the Company entered into a three year revolving credit agreement with a group of lenders. Borrowings available under the agreement are determined by the amounts of eligible assets of the Company, as defined in the agreement, including cash, accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and Canada and the accounts receivable of certain European subsidiaries of the Company. At November 9, 1995 the Company had outstanding borrowings of $12 million, and $18 million of the available credit line was allocated to support letters of credit issued by the Company. The rate of interest on all borrowings under the agreement is, at the Company's option, either the Citibank base rate of interest plus 1.75% or the Eurodollar rate plus 2.75%. The agreement requires the Company to pay a commitment fee of .5% annually on the average unused daily portion of the revolving credit commitment.

        The revolving credit agreement requires the Company to meet and maintain certain financial covenants, including minimum net worth, minimum fixed charge coverage, minimum interest coverage, and maximum levels of capital expenditures and capitalized software development costs. In addition, the agreement includes restrictive covenants that limit various business transactions (including repurchases of the Company's stock, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.

NOTE 5: During the second quarter, the Company undertook a restructuring program designed to adapt the Company's cost structure to changed market conditions. The program as originally planned consisted of reductions in workforce and disposition of unprofitable business units over the twelve month period ending June 30, 1996. The program, if fully executed, is expected to provide approximately $100 million in annual savings on a prospective basis. Approximately 600 positions were eliminated in second quarter and 100 positions in the third quarter, providing an estimated $31 million in annual savings. Achievement of the remainder of the estimated annual savings is dependent on disposition of business units that have not met the Company's goals for profitability and strategic value. The Company does not have a committed buyer for any of these operations at this time. These business units improved their performance during third quarter. If these units begin to meet the Company's goals for profitability, it could cause the Company to reconsider or delay its disposal of those operations. The Company has not recorded any restructuring charges related to the disposition of these business units, since the plan has not been finalized to the extent necessary to reasonably estimate the restructuring charge, if any, resulting from the dispositions. Revenues and operating losses from these business units totaled approximately $60 million and $26 million, respectively, for the nine months ended September 30, 1995, and $54 million and $31 million, respectively, for the same prior year period. Revenues and operating losses for the third quarter of 1995 totaled $21 million and $6 million, respectively.

        The second quarter restructuring charge totaled $7.5 million, primarily for severance pay and related costs. All employee groups were affected, but the majority of positions eliminated derived from the research and development, systems engineering and support, and sales and marketing areas. Cash expenditures to date related to the restructuring charge total approximately $3.4 million. The Company expects that future cash expenditures related to the charge will total approximately $2.4 million and will be paid during the fourth quarter of 1995 from cash generated by 1995 operations and borrowings. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations and the remaining related liability totaling approximately $3.1 million is included in "Other accrued expenses" in the consolidated balance sheet.

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

NOTE 7: Supplemental cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

        -----------------------------------------------------------------------
                                         CASH PROVIDED BY (USED FOR) OPERATIONS
        NINE MONTHS ENDED SEPTEMBER 30,                1995           1994
        -----------------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
        Accounts receivable                           $ 51,144     $ 11,658
        Inventories                                      4,303      (11,538)
        Other current assets                           (11,891)     ( 7,831)
        Increase (decrease) in:
        Trade accounts payable                         (10,587)     (    88)
        Accrued compensation and other accrued
           expenses                                      3,669      ( 5,906)
        Billings in excess of sales                    (27,988)     (   583)
        Income taxes payable                           ( 3,399)     (   175)
        -----------------------------------------------------------------------
        Net changes in current assets and liabilities $  5,251     $(14,463)
        =======================================================================

        Cash payments for income taxes totaled $3,128,000 and $2,291,000 for the nine months ended September 30, 1995 and 1994, respectively.
        Cash payments for interest during those periods totaled $2,673,000 and $1,613,000, respectively.

        Investing and financing transactions in the first nine months of 1995 that did not require cash included acquisition of a business for total consideration of $7,500,000 through issuance of 797,931 shares of the Company's common stock and the granting of options on 148,718 shares to employees of the acquired company. There were no significant non-cash investing and financing transactions in the first nine months of 1994.


NOTE 8: In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7,500,000, consisting of issuance of 797,391 shares of the Company's common stock and assumption of InterCAP's obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the nine month period ended September 30, 1994 or 1995.



                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. The Company incurred a net loss of $.17 per share in the third quarter of 1995 versus a loss of $.39 per share in the third quarter of 1994. For the first nine months of 1995 the Company lost $1.14 per share versus a loss of $1.15 per share for the same prior year period. Losses in the third quarter and first nine months of 1995 result primarily from a revenue base that is not sufficient to cover the current level of operating expenses and from a further decline in gross margin on the Company's products. In addition, the loss for the first nine months of 1995 included a $7.5 million ($.16 per share) restructuring charge and a $5.0 million ($.11 per share) gain on the sale of a subsidiary.

Restructuring. During the second quarter, the Company undertook a restructuring program designed to adapt the Company's cost structure to changed market conditions. The program as originally planned consisted of reductions in workforce and disposition of unprofitable business units over the twelve month period ending June 30, 1996. The program, if fully executed, is expected to provide approximately $100 million in annual savings on a prospective basis. Approximately 600 positions were eliminated in second quarter and 100 positions in the third quarter, providing an estimated $31 million in annual savings. Achievement of the remainder of the estimated annual savings is dependent on disposition of business units that have not met the Company's goals for profitability and strategic value. The Company does not have a committed buyer for any of these operations at this time. These business units improved their performance during third quarter. If these units begin to meet the Company's goals for profitability, it could cause the Company to reconsider or delay its disposal of these operations. The Company has not recorded any restructuring charges related to the disposition of these business units, since the plan has not been finalized to the extent necessary to reasonably estimate the restructuring charge, if any, resulting from the dispositions. Revenues and operating losses from these business units totaled approximately $60 million and $26 million, respectively, for the nine months ended September 30, 1995, and $54 million and $31 million, respectively, for the same prior year period. Revenues and operating losses for the third quarter of 1995 totaled $21 million $6 million, respectively.

The second quarter restructuring charge totaled $7.5 million, primarily for severance pay and related costs. All employee groups were affected, but the majority of positions eliminated derived from the research and development, systems engineering and support, and sales and marketing areas. Cash expenditures to date related to the restructuring charge total approximately $3.4 million. The Company expects that future cash expenditures related to the charge will total approximately $2.4 million and will be paid during the fourth quarter of 1995 from cash generated by 1995 operations and borrowings. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations and the remaining related liability totaling approximately $3.1 million is included in "Other accrued expenses" in the consolidated balance sheet.

Remainder of the year. The Company expects that current industry conditions characterized by the demand for higher performance and lower priced products, intense competition and rapidly changing technology will continue in 1995 and beyond. However, the Company has completed its operating system and hardware architecture transition, and believes that the full availability of its products and the growing acceptance of Windows NT, together with the benefits to be derived from completion of its planned restructuring actions over the next 12 months, will restore sales growth and profitability. Achievement of profitability will require a 7% - 8% increase in sales volume and/or further reductions in operating expenses.

Bentley Systems, Inc. Through the end of 1994 the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. Effective January 1, 1995, the Company's license agreement became nonexclusive. Under the new agreement, the Company has a right to sell MicroStation via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. In addition, effective January 1, 1995, the per copy royalty payable by the Company to BSI was increased and, for 1995 only, BSI will pay the Company a per copy distribution fee based on BSI's MicroStation sales to resellers. The Company estimates that the effect of this new agreement on its year to date 1995 results of operations was a reduction in revenues of approximately 3% and an increase in net loss of approximately $10 million or $.22 per share.

Purchase Business Combination. In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of approximately 798,000 shares of the Company's common stock and assumption of InterCAP's obligations under employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. Had the combination occurred January 1, 1994, net loss and loss per share would not have been materially affected for either the nine month period ended September 30, 1994 or 1995.


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

Operating Systems. At the end of 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's Windows NT operating system, and to make Windows NT available on Intergraph workstations. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications that operate across a variety of hardware architectures, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms.
At the same time, the Company has continued to develop and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems as well as a path to the Windows NT system if and when the customer chooses. The Company completed its transition to the Windows NT operating system at the end of 1994. Development of demand for Windows NT-based systems has been slower than anticipated, but has improved sequentially in each quarter of 1995. Sales of Windows-based software represented approximately 75% of software revenues for the third quarter and 67% for the first nine months of 1995 versus 51% and 44%, respectively, for the same prior year periods (approximately 48% for the full year 1994).

Hardware Architecture. The Company continues to believe that Intel Corporation's hardware architecture has an important role in the computing markets it serves. During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its own microprocessor at the end of 1993. Intel-based systems represented approximately 93% of workstation and server units sold in the first nine months of 1995 versus 70% for the same prior year period (approximately 74% for the full year 1994).


ORDERS/REVENUES
---------------

Orders and revenues for the first nine months of 1995 were depressed by slower-than-anticipated development of demand for Windows NT-based products. However, orders for Windows NT-based products showed improvement in the third quarter of 1995. Customer acceptance of Windows NT products in the U.S. and Asia Pacific regions is increasing, while Europe is now beginning to gain momentum. While the Company believes that Windows NT will become the dominant operating system in the markets it serves, adoption of any new operating system requires considerable effort on the part of customers, and the timing of such conversions is unpredictable. Competing operating systems are available in the market, and several competitors of the Company offer or are adopting the Windows NT operating system for their products.

Orders. Systems orders for the third quarter and first nine months of 1995 totaled $189.0 million and $514.9 million, respectively, an increase of 8% and 13%, respectively, (including a portion of the "BEST" order described below) from the same prior year periods. U.S. systems orders for the third quarter were flat and for the first nine months of 1995 were up 6% from the same prior year periods. U.S. commercial orders for the third quarter and first nine months of 1995 decreased 14% and increased 8%, respectively, from the same prior year periods. Federal government orders increased 18% and 4%, respectively. International systems orders for the third quarter and first nine months of 1995 were up 18% and 20%, respectively, from the same prior year periods. European orders were up 30% and 15%, respectively, due in part to the favorable effects of a weaker U.S. dollar. Other international orders for the third quarter were flat and for the first nine months of 1995 were up 30% from the same prior year periods. This increase in the first nine months of 1995 was due in large part to increased orders in the Company's Asia Pacific region.

During the second quarter, the Company signed a seven year, $120 million contract with the Bureau of Emergency Services Telecommunications (BEST) to provide a centralized computer-aided calltaking and dispatch system for the State of Victoria, Australia. Orders under the contract totaled $17 million for the first nine months of 1995. Revenues on this contract were not significant during the first nine months of 1995.

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

Revenues. Total revenues for the third quarter and first nine months of 1995 were $279.2 million and $796.7 million, respectively, up approximately 7% from the comparable 1994 levels. Sales outside the U.S. represented 52% of total revenues in the first nine months of 1995 versus approximately 49% for both the first nine months of 1994 and full year 1994. European revenues were 35% of total revenues for the first nine months of 1995 versus 33% for the full year 1994.

Systems. Systems revenues for the third quarter and first nine months of 1995 were $181.1 million and $506.8 million, respectively, up 8% from the same prior year periods. Workstation and server unit sales in the first nine months of 1995 were up 22% from the prior year period; however, workstation and server revenues increased only 6% due to declining per unit sales prices. In addition, some MicroStation software sales were diverted to Bentley Systems, Inc., a 50%- owned affiliate of the Company, under the Company's new license agreement with Bentley (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above).

U.S. systems revenues for the third quarter declined 4% and for the first nine months of 1995 were flat with the same prior year periods. For the first nine months of 1995, U.S. commercial revenues were up 2% and federal government systems revenues were down 4%. International systems revenues for the third quarter and first nine months of 1995 were up 26% and 18%, respectively, from the same prior year periods. European and other international systems revenues increased by 13% and 29%, respectively, for the first nine months of 1995. European revenues have been favorably impacted by a weaker U.S. dollar.

The architecture, engineering and construction (AEC), mapping/geographic information systems (GIS), and mechanical design, engineering, and manufacturing (MDEM) product applications have dominated the Company's product mix over the last three years, with no other single application representing more than 10% of systems revenue. The relative contributions of these product families to total systems revenue for both the first nine months of 1995 and the full year 1994 were AEC 34%, GIS 42%, MDEM 16%, and all other applications 8%.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company-provided training, consulting, and other services. These forms of revenue totaled $98.1 million for the third quarter and $289.9 million for the first nine months of 1995, an increase of approximately 4% from both the third quarter and year to date 1994 levels. Maintenance revenues grow as the Company's installed base of systems grows. The shift within the industry toward lower priced products and longer warranty periods has reduced the rate of increase in maintenance revenue and may continue to do so. Services revenue represents less than 6% of total revenues.

New Products. In April 1995, the Company announced the next generation of its Intel-based TD line of personal workstations, the TDY30 and Y40. These new personal workstations are targeted for compute-intensive operations. In addition, the Company has announced its TDZ line of high-end 3D graphics personal workstations, which integrate up to six Intel Pentium processors. These workstations are designed for compute-intensive interactive 3D-design and rendering. The TD products began shipping late in the second quarter and the TDZ products began shipping in the third quarter. In November 1995, the Company announced additional workstations in the TDZ line, the TDZ 300, 400 and 600. These workstations were engineered specifically for the 150MHz and the 200MHz Intel Pentium Pro processor and utilize one, two, or four Pentium Pro processors, plus Windows-NT, and the Company's GLZ OpenGL graphics accelerators to provide 3D graphics performance. The TDZ 300 and 400 have begun shipping, and the TDZ 600 is scheduled to begin shipping in the first quarter of 1996.

The Company also announced in the second quarter a new software technology that will be the foundation of new CAD/CAM/CAE and GIS software applications developed and sold by the Company. The "Jupiter" Windows-based software architecture is built in components, allowing customers to choose the software they need rather than buying larger software programs containing functions that may not be used. The Company believes this technology will bring increased productivity and improved software performance to its customers. In October 1995, the Company announced its Solid Edge product, a next-generation computer-aided design (CAD) software product for mechanical assembly and part modeling. Solid Edge is Windows-based and utilizes the Jupiter technology as its foundation. Products based on Jupiter technology will be available for shipment by the end of 1995 or early 1996.

The Company believes these products complement rather than replace existing product lines and therefore anticipates no adverse effects on existing inventories or significant delays in orders pending their availability.


GROSS MARGIN
------------

The Company's total gross margin for both the third quarter and first nine months of 1995 was approximately 38.3% versus approximately 40.5% for both the first nine months of 1994 and the full year 1994.

Systems margin for third quarter was 36.3%, down 1.3 points from the third quarter 1994 level. Systems margin for the first nine months of 1995 was 36.5%, down approximately 3.3 points from both the same prior year period and from the full year 1994 level. The systems margin decline is due in part to continuation of competitive pricing conditions in the industry, in particular hardware pricing. In addition, under the Company's new license agreement with Bentley Systems, Inc., the per copy royalty paid to Bentley for MicroStation software products sold by the Company was increased, which negatively impacted the Company's systems margin (for further discussion of this agreement and its impact on the Company, see "Bentley Systems" above). These negative factors were partially offset by the favorable impact of weakening of the dollar against European currencies and an increase in the mix of international systems sales to total systems sales.

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

Maintenance and services margin for the third quarter was 40.9%, down 2.4 points from the third quarter 1994 level. Maintenance and services margin for the first nine months of 1995 was 41.5%, down slightly from the same prior year period and full year l994 levels.


OPERATING EXPENSES
------------------
Operating expenses for the third quarter of 1995 decreased 8% from the third quarter 1994 level. Operating expenses (excluding restructuring charges) for the first nine months of 1995 were relatively flat with the same prior year period. Total employee headcount has declined 9.5% from the third quarter 1994 level.

Product development expense for the third quarter and first nine months of 1995 declined 25% and 17%, respectively, from the same prior year periods due to an increase in the amount of new product software development costs qualifying for capitalization and to a decline in headcount and related overhead expenses. Sales and marketing expense for the third quarter and first nine months of 1995 decreased 2.5% and increased 7%, respectively, from the same prior year periods. The increase in year to date 1995 sales and marketing expense is due primarily to an increase in presales support costs and weakening of the dollar against European currencies. General and administrative expense for the third quarter and first nine months of 1995 increased 1% and 4%, respectively, from the same prior year periods due primarily to weakening of the dollar against European currencies. Restructuring actions taken in the second quarter of 1995 produced total third quarter operating expense savings of approximately $3.5 million.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $.9 million for the third quarter and $2.7 million for the first nine months of 1995 versus $.6 million and $1.5 million, respectively, for the same prior year periods. The Company's outstanding debt increased in comparison to the same prior year periods. The Company expects that interest expense may increase during the remainder of the year due to increases in the level of debt and an increase in the rate of interest the Company is required to pay. See "Liquidity and Capital Resources" below for discussion of the Company's current financing requirements.

Interest income was $.4 million for the third quarter and $1.3 million for the first nine months of 1995 versus $.7 million and $2.5 million, respectively, for the same prior year periods. The average cash balance for the first nine months of 1995 has declined from the year to date 1994 average due to a decline in cash generated from operations.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of aggregate foreign exchange gains/losses, equity in the earnings of 20%- to 50%-owned companies, other miscellaneous items of nonoperating income and expense, and nonrecurring charges. The year to date 1995 amount includes a gain of $5.0 million from the sale of a subsidiary. The year to date 1994 amount includes a charge of $3.4 million for write-down of the Company's investments in two affiliates and a gain of $5.8 million from the sale of the Company's investment in an affiliated company.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on results of operations. In the first nine months of 1995, approximately 52% of the Company's revenues were derived from customers outside the United States (49% for the full year 1994), primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. For the first nine months of 1995, the U.S. dollar weakened on average from the comparable 1994 level, which increased the level of reported dollar revenues, orders, and gross margin, but also increased the level of reported dollar operating expenses in comparison to the prior year period. Currency effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to the Company's international operations increases and/or if the dollar fluctuates significantly against international currencies.

In addition, the Company has certain currency related asset and liability exposures related to its international operations against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate-related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. The Company's positions in these forward exchange contracts are continuously monitored to ensure protection against the known balance sheet exposure described above. By policy the Company is prohibited from market speculation via such instruments and therefore it does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
------------

The Company incurred a loss before income tax benefit of $52.5 million in the first nine months of 1995 versus $55.7 million in the first nine months of 1994. The 1995 loss generated no tax benefit as virtually all available financial statement tax benefits were exhausted in 1994. The effective tax benefit rate for the first nine months of 1994 was 7.1%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995, cash and short-term investments totaled $41.0 million, a decrease of $21.4 million from the December 31, 1994 level. Cash generated from operations in the first nine months of 1995 totaled $33.4 million (including $22.1 million in tax refunds arising from prior years' losses) versus $19.3 million (including $33 million in tax refunds) for the first nine months of 1994. All significant tax refund opportunities have been exhausted.

Net cash used for investing activities totaled $49.1 million in the first nine months of 1995 versus $38.8 million in the first nine months of 1994. Included in investing activities were capital expenditures of $30.5 million in the first nine months of 1995 ($55.5 million in the first nine months of 1994), primarily for Intergraph products used in hardware and software development. The Company expects that capital expenditures for the full year 1995 will require $40 to $50 million, primarily for computer equipment manufactured by the Company for use in hardware and software development.

Net cash used for financing activities totaled $6.8 million in the first nine months of 1995 versus a net provision of cash from financing activities of $16.6 million in the first nine months of 1994. Included in financing activities was $46.5 million for repayment of short-term debt ($11.7 million in the first nine months of 1994). Cash used to purchase Company stock for the treasury totaled $10.4 million in the first nine months of 1994.


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

The Company is at present not generating sufficient cash from operations to adequately fund operations and growth of the Company. On October 6, 1995, the Company entered into a three year revolving credit agreement with a group of lenders. Borrowings available under the agreement are determined by the amounts of eligible assets of the Company, as defined in the agreement, including cash, accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and Canada and the accounts receivable of certain European subsidiaries of the Company. At November 9, 1995 the Company had outstanding borrowings of $12 million, and $18 million of the available credit line was allocated to support letters of credit issued by the Company. The rate of interest on all borrowings under the agreement is, at the Company's option, either the Citibank base rate of interest plus 1.75% or the Eurodollar rate plus 2.75%. The agreement requires the Company to pay a commitment fee of .5% annually on the average unused daily portion of the revolving credit commitment.

The revolving credit agreement requires the Company to meet and maintain certain financial covenants including minimum net worth, minimum fixed charge coverage, minimum interest coverage, and maximum levels of capital expenditures and capitalized software development costs. In addition, the agreement includes restrictive covenants that limit various business transactions (including repurchases of the Company's stock, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.

The Company believes that existing cash balances together with cash generated by operations and cash available from its revolving credit agreement will be adequate to meet cash requirements for the foreseeable future.



                     INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

 Item 6:  Exhibits and Reports on Form 8-K

          (a)  Exhibit 11, Computations of loss per share, pages 19 to 20.

          (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.




                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             INTERGRAPH CORPORATION
                            -------------------------
                                  (Registrant)








By: /s/ Larry J. Laster            By: /s/ John W. Wilhoite
    ---------------------------        ----------------------------------
    Larry J. Laster                    John W. Wilhoite
    Executive Vice President,          Vice President and Controller
    Chief Financial Officer and        (Principal Accounting Officer)
    Director

Date: November 13, 1995            Date: November 13, 1995