Form 10-K
period 1995-12-31
INTERGRAPH CORP
filed 1996-03-22
CIK 351145

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _____

                    Commission file number 0-9722

                        INTERGRAPH CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                           63-0573222
   -------------------------------  ------------------------------------
   (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                   35894-0001
     ----------------------------------------     ----------------
     (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code:  (205) 730-2000

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

  As of January 31, 1996, there were 46,889,138 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $792,182,000 based on the closing sale price of such stock as reported by NASDAQ on January 31, 1996, assuming that all shares beneficially held by executive officers
and  members   of   the registrant's Board of Directors are shares owned
by "affiliates,"  a status   which   each  of  the  executive  officers
and  directors individually disclaims.

                 DOCUMENTS INCORPORATED BY REFERENCE

Documents                                        Form 10-K Reference
---------                                        -------------------
Portions of the Annual Report to Shareholders
for the year ended December 31, 1995             Part II, Part IV

Portions of the Proxy Statement for the
May 16, 1996 Annual Shareholders' Meeting        Part III

==========================================================================

                              PART I


ITEM 1.   BUSINESS

Overview

   Intergraph Corporation, founded in 1969, is a vendor of software, hardware, and services for technical computing professionals who require automated systems for functions such as design, drafting, mapping, modeling, analysis, and creation of documentation. These users, from a variety of industries and from government, are involved in a range of technical disciplines, including computer-aided design, manufacturing, and engineering, mapping and geographic information services, electronic publishing and technical information management, in technical fields such as utilities, facilities management, architecture, engineering, construction, mechanical and electronics design, mapping and geographic information systems, and public safety. The Company's products are sold worldwide, with United States and European revenues representing approximately 82% of the total for 1995.

   In support of users in these disciplines, Intergraph offers software applications and tools, workstations and servers, and a range of services. Graphics workstations, servers, and peripheral hardware manufactured by the Company and others are combined with operating systems developed by others and application specific software programs developed by the Company and third party applications software developers. Depending on user requirements, Intergraph provides point solutions as well as integrated solutions that include all necessary software, hardware, and services.

   All Intergraph workstations and servers are based on Intel microprocessors with the Windows/DOS or Windows NT operating system  or  the  Company's microprocessor with  a  UNIX  operating system (see "Intergraph Hardware" regarding the Company's microprocessor). In addition, the Company offers interoperability products that allow Windows NT and UNIX applications to work together in a mixed environment.

Intergraph Hardware

    The Company believes that Intel Corporation's hardware architecture has an important role in the computing markets it serves. During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its microprocessor at the end of 1993, and Intel-based systems grew to represent 74% of hardware unit sales in 1994 and 95% in 1995. See "Manufacturing and Sources of Supply" below.

  The Company offers workstation products for a range of technical
users.    Intel   Pentium  processor-based  TD   Series   personal
workstations are designed for computer-aided-design professionals operating Windows NT, Windows 95, or Windows/DOS. Intergraph TDZ
three dimensional graphics workstations offer high-end,industry-standard graphics and computing power on price competitive Intel Pentium Pro-based systems running Windows NT. All Intergraph workstations offer numerous options that permit customers to order systems that
meet   their  unique  needs,  including  a  selection  of  display
monitors,   upgradeable   memory,  and  specialized   peripherals.
Intergraph workstations are general purpose computer systems  that
can   run  Intergraph  and  third party  applications,  and   data
management, data processing, personal productivity, and office automation software packages.

   Intergraph offers a range of symmetric multiprocessing servers for use by workgroups, departments, or an entire company. InterServe systems are equipped with two to six Intel microprocessors and support the Windows NT Server and UNIX
operating   environments.   Intergraph's   servers   offer   user
selectable configurations and performance levels.

    The Company offers other systems for specialized needs. Intergraph's Intel microprocessor/Windows NT-based Web Servers are systems that include hardware as well as software to establish and manage a customer's site on the World Wide Web. The newly formed Digital Media Division of the Company has announced a product offering aimed at computer generated image animators and video content creators in the entertainment and broadcast markets. The Company also offers large format production scanners, imaging systems for scanning and plotting images, and laser imagesetters for electronic publishing. Additional special purpose peripherals such as disk and tape drivers, printers, and other devices may be manufactured in house or sold as original equipment from third parties.

   The Company supports industry standards for operating systems, windowing, graphics, peripherals, and communication networks, allowing its systems to operate in computing environments with products from other vendors who support the same industry standards.


Intergraph Systems Software

  In November 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's Windows NT operating system, and to make Windows NT available on Intergraph workstations. Microsoft's standard Windows system has been widely accepted in the personal computing market, and Windows NT is Microsoft's operating system for high-end computing. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including those of other hardware vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. At the same time, the Company has continued to enhance and maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT, thereby offering existing and potential customers a choice of UNIX or Windows NT operating systems as well as a path to the Windows NT system if and when the customer chooses. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. As of the end of 1994, the Company had completed the port of its applications software to Windows NT for all applications scheduled for conversion, and sales of Windows-based software grew to represent 48% of software revenues in 1994 and 70% in 1995.

   While the Company believes Windows NT will become the dominant operating system in the markets it serves, acceptance of this system by customers has been slower than anticipated, and adoption of any new operating system requires considerable effort by customers, the timing of which is unpredictable. Competing operating  systems  are  available  in  the  market,  and  several competitors of the Company offer or are adopting Windows NT operating systems for their products. There can be no assurance that the Windows NT operating system will become dominant in the markets served by the Company or that the Company's new operating system and hardware architecture strategies will restore profitability.

   At the systems software level, Intergraph develops software to provide graphics and database management capabilities on Intergraph systems, advanced compilers for Intergraph systems, and utilities to enable interoperability with systems from other vendors.

   The graphics software foundation for many Intergraph Windows-, Windows NT-, and UNIX-based software applications is MicroStation, a graphics software product owned by Bentley Systems, Inc., an Intergraph affiliate. MicroStation provides fundamental graphics element creation, maintenance, and display functions for Intergraph's UNIX and Intel-based workstations. MicroStation is also available on Apple Macintosh, Sun SPARCstations, and Hewlett-Packard HP700 workstations. A Japanese language version of MicroStation runs on the NEC personal computer. See Management's Discussion and Analysis of Financial Condition and Results of
Operations and Note 11 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's affiliation with Bentley Systems, Inc.

   In 1995, the Company introduced its Jupiter technology, a Windows-based component software architecture that will be the foundation of new computer-aided-design/computer-aided-manufacturing/computer-aided-engineering (CAD/CAM/CAE) and geographic information systems applications. This technology creates a Windows-native environment where information from competing CAD systems comes together without translation to form unified design models and drawings. Several new software products based on this technology were introduced in 1995, including a 32-bit two dimensional technical drawing and concept tool and a three dimensional system for mechanical assembly and part modeling. Other Jupiter-based software applications will be introduced in 1996.

   To facilitate the use of Intergraph systems with those of other vendors, the Company develops software for translating data into Intergraph formats, imputing large volumes of text into graphics and attribute files, and communicating with other computer systems. Additionally, Intergraph provides interfaces to various models of electrostatic and pen plotters (both online and offline), online typesetters, units producing computer output microfilm, and other output devices such as those used in the electronic publishing industry.

Intergraph Applications Software

   Intergraph offers a broad suite of graphics and data management
applications software.  In terms of broad market   segments,   the
Company's    mapping/geographic    information    systems   (GIS),
architecture/engineering/construction,    and   mechanical   design,
engineering, and manufacturing  product  applications  continue  to
dominate   the Company's  product  mix  at  approximately  43%,  34%, and 14%, respectively, of total systems sales in 1995, representing only a slight change in mix from the prior two years.

   Following is a brief description of these major product application areas.

     Mapping and GIS. Intergraph offers a range of mapping and GIS solutions to assist businesses, government, and academic institutions in solving geography based problems. Intergraph's mapping/GIS software tools address the life cycle of mapping/GIS projects, from project and data management through data collection and integration, spatial query and analysis, output, and map production.

     Intergraph's mapping/GIS solutions help companies address workflows in government and several major industries. These products support solutions for all levels of government including infrastructure management, planning, growth management, economic development, land information management, public safety and security, public works, redistricting, tactical and strategic defense applications (such as land-based command and control operations), and hydrographic and aeronautical charting systems. Transportation industry applications range from decision support activities such as policy, planning, and programming to the creation of operations systems that support day-to-day tasks. Utility companies utilize Intergraph's mapping/GIS products to automate management and analysis applications such as market analyses, long range planning and forecasting, corridor evaluation and selection, right-of-way analysis, and environmental impact studies for siting, permitting, contaminant studies, and risk evaluation. Environmental and natural resource management applications include monitoring, evaluating and managing, conservation and remediation of the environment. Energy exploration and production products assist geoscientists in geological analysis related to energy exploration and production and mineral extraction.

     Intergraph also provides solutions for end-to-end digital map and chart publishing, digital image processing, orthophoto production, and digital photogrammetry.

          Architecture/Engineering/Construction.      Intergraph's
  architectural, facility management, and engineering product line automates the project design and management process. With this software, users can develop and model building concepts, produce construction documents, and manage space and assets in a finished facility. The system serves the needs of architecture/engineering firms and corporate or governmental facility management offices. Included are capabilities for producing three dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings. Packages are also offered for space planning, facility layout, maintenance management, lease management and asset tracking.

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

     The Company's plant design software addresses the needs of process and power plant design efforts. The plant design system product supports process flow diagrams, piping and instrumentation diagrams, instrumentation data management, piping, equipment, heating/ventilation/air conditioning, electrical, structural, and other design aspects of a plant. Three dimensional modeling capabilities are also provided. The system performs interference checking and provides reports, materials lists, and drawings. A supporting product provides "walk throughs" of three dimensional plant models.

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

   Product development expenditures include all costs related to designing new or improving existing equipment and software. During the year ended December 31, 1995, the Company spent $111.6 million (10.2% of revenues) for product development activities compared to $137.2 million (13.2% of revenues) in 1994, and $160.3 million (15.3% of revenues) in 1993. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1995 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of product development expenses, including portions capitalized and their recoverability.

   Over the past several years the industry in which the Company competes has been characterized by rapidly changing technology, a move to higher performance, lower priced product offerings, intense price and performance competition, shorter product cycles, and by development and support of software standards that result in less specific hardware dependency by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Manufacturing and Sources of Supply

   The Company's primary manufacturing activities consist of the manufacture of printed circuit boards used in the Company's workstations and servers and the assembly and testing of components and subassemblies manufactured by the Company and others.

   As described under "Intergraph Hardware" above, the Company has ceased design and production of its microprocessor. Substantially all of the Company's microprocessor needs are currently supplied by Intel Corporation. The Company does not have a fixed quantity commitment for microprocessors in its agreements with Intel, but believes it has a good relationship with Intel and is unaware of any reason that Intel might encounter difficulties in meeting the Company's microprocessor needs. Other microprocessors are available in the market, but a change by the Company from Intel to another microprocessor would significantly disrupt the Company's development and manufacturing activities and result in delayed or lost sales, which could have a significant adverse effect on the Company's results of operations and financial position.

   In late November 1994, it was disclosed that a rare problem existed with Intel's Pentium microprocessor, which is used in many of the Company's workstations and servers. The problem related to an unlikely sequence of operations that could produce a round-off error when dividing certain numbers and carrying the answer to several decimal places. The Company had shipped several thousand Pentium processor-based workstations and servers at that date. Although the Company had no reason to believe that its customers would experience this problem, the Company in 1994 committed to a plan of replacement of all such processors in its customer base. That plan is at present approximately 80% completed. The Company's business arrangement with Intel provides warranty coverage of the Pentium microprocessor by Intel. Neither the discovery of the Pentium problem or the replacement of the affected units significantly affected the Company's results of operations or cash flows in 1994 or 1995, and no significant effects are expected through completion of the replacement plan in 1996. All shipments of the Company's workstations and servers since January 1, 1995 have contained the corrected versions of the Pentium processor.

   The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.

Sales and Support

   Sales. The Company's systems are sold through a combination of direct and indirect channels worldwide. Direct channel sales, which represent the majority of the Company's systems revenues, are generated by the Company's direct sales force through sales offices in over 40 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value-added-resellers, distributors, and system integrators. The Company believes that indirect channel sales are a key to future growth in sales volume and profitability, and expects that indirect channel sales will increase as a percentage of total systems revenue.

   The Company's selling efforts are organized along key industry lines (transportation and local government, utilities, process and building, manufacturing, federal government, electronics, etc.). The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the Company's direct sales force is compensated on a combined base salary and commission basis. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

   Customer Support. The Company believes that a high level of customer support is important to the sale of interactive graphics systems. Customer support includes pre-installation guidance, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe.

International Operations

    International markets, particularly Europe, continue in importance to the industry and to the Company. Sales outside the U.S. represented 54% of total revenues in 1995 and 49% in 1994. European revenues were 36% of total revenues in 1995 and 33% in 1994. The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

   There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, Intergraph systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1995, the
Company had approximately 1,500 employees in Europe and 1,300 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe, specifically Germany, U.K., The Netherlands, France and Spain. Primarily but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate-related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant rate-related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. The Company does not speculate or otherwise trade in foreign currencies or in forward exchange contracts.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. Slower collection periods adversely affect liquidity. In addition, in 1994 the Company wrote-off a receivable from a Middle Eastern customer in the amount of $5.5 million, and is experiencing slow collection periods throughout that region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers as of the end of 1995 was $21.5 million.

   Based on its prior experience with product transitions and knowledge of the international regions in which it conducts its business, the Company believes that customer acceptance of its new products based on the Windows NT operating system and Intel microprocessors may more slowly develop in Europe than in other regions in which the Company does business, although order momentum was evident in Europe in the last half of 1995. Any significant lag in acceptance of Windows NT and Intel-based products in Europe would adversely affect the results of operations of the Company.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 3, and 10 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's international operations.

U.S. Government Business

    Total revenue from the United States government was approximately $159 million in 1995 (15% of total revenue) versus approximately $167 million in both 1994 and 1993 (16% of total revenue in both of these years). The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity and cost-plus award fee contracts, and through commercial sales of products not covered by long-term contracts. Approximately 45% of total federal government revenues are earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination (with damages paid to the Company) at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of the Company.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers, which adversely affects liquidity. At December 31, 1995, accounts receivable from the U.S. government was $54 million.

Backlog

   An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1995, was $197 million. At December 31, 1994, backlog was $207 million. Substantially all of the December 1995 backlog of orders is expected to be shipped during 1996.

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

  Competition in the interactive computer graphics industry varies among the different product application areas. The Company considers its principal competitors in the interactive computer graphics market to be IBM, Computervision Corp., Hewlett-Packard Corp., Digital Equipment Corporation (DEC), Sun MicroSystems, Inc., Silicon Graphics, Inc., and Mentor Graphics, Inc. In the hardware market, Intergraph also competes with personal computer vendors, such as Compaq Computer Corporation, who sell high-end systems. In the low-end graphics market, Intergraph competes with the software products of Autodesk, Inc., Computervision, Softdesk, Inc., and several smaller companies. Several companies with greater financial resources than the Company, including IBM, DEC, and Hewlett-Packard are active in the industry.

   The Company provides point solutions and solutions which are integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy customers' requirements. By delivering such integration, the Company believes it has an advantage over other vendors who provide only hardware or software, leaving system integration to the customer. In addition, the Company believes that its experience and extensive worldwide customer service and support infrastructure represent a competitive advantage.

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

Licenses, Copyrights, Trademarks, and Patents

  The Company develops graphics, data management, and applications software as part of its continuing product development activities. The Company has standard license agreements with Microsoft Corporation for use and distribution of the Windows NT operating system and with UNIX Systems Laboratories for use and distribution of the UNIX operating system. The license agreements are perpetual and allow the Company to sublicense the operating systems software upon payment of required sublicensing fees. The Company also has an extensive program for the licensing of third party application and general utility software for use on systems and workstations.

   Through the end of 1994, the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. The exclusivity of the Company's distribution license was the subject of arbitration and litigation between the two companies and the other 50%
shareholders of BSI during 1993 and 1994. In May 1994, the Company and BSI settled this dispute and terminated all related arbitration and litigation then pending. As a result, effective January 1, 1995, both BSI and the Company were permitted to distribute MicroStation. The Company has a nonexclusive license to sell MicroStation via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 11 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the settlement and the Company's affiliation with BSI.

   The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's hardware and software products. Similarly, trademark rights held by the Company are used to preserve and protect the goodwill represented by the Company's registered and unregistered trademarks, such as the federally registered trademark "Intergraph".

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology is widely available, and many companies are attempting to develop patent positions concerning technological improvements related to personal computers and workstations. At present, it does not appear that the Company will be prevented from using the technology necessary to compete successfully, since patented technology is typically available in the industry under royalty-bearing licenses or patent cross-licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible that some key improvement necessary to compete successfully in some markets served by the Company may not be available.

   An inability to retain significant third party license rights, in particular the Microsoft license, to protect the Company's copyrights, trademarks, and patents, or to obtain any required patent rights of others through licensing or purchase could significantly reduce the Company's revenues and adversely affect its results of operations.

Employees

   At December 31, 1995, the Company had approximately 8,400 employees. Of these, approximately 2,800 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


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

   Outside the U.S., the Company owns approximately 450,000 square feet of space, primarily its Nijmegen distribution center and European headquarters facility. Sales and support facilities are leased in most major international locations.

   The Company considers its facilities to be adequate for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.


EXECUTIVE OFFICERS OF THE COMPANY

   Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

                                                                  Officer
Name                    Age      Position                           Since
----                    ---      --------                         -------

James W. Meadlock       62   Chairman of the Board and
                             Chief Executive Officer                 1969
Larry J. Laster         44   Executive Vice President, Chief
                             Financial Officer, and Director         1986
Nancy B. Meadlock       57   Executive Vice President and Director   1969
James F. Taylor, Jr.    51   Executive Vice President and Director   1977
Robert E. Thurber       55   Executive Vice President and Director   1977
Lawrence F. Ayers,  Jr. 63   Executive Vice President                1987
Richard S. Buchheim     50   Executive Vice President                1993
Penman R. Gilliam       58   Executive Vice President                1994
Neil E. Keith           50   Executive Vice President                1985
Wade C. Patterson       34   Executive Vice President                1994
Stephen J. Phillips     54   Executive Vice President                1987
William E. Salter       54   Executive Vice President                1984
Tommy D. Steele         55   Executive Vice President                1992
Kenneth C. Sullivan     48   Executive Vice President                1994
Edward A. Wilkinson     62   Executive Vice President                1987
Allan B. Wilson         47   Executive Vice President                1982
Manfred Wittler         55   Executive Vice President                1989


   James W. Meadlock, a founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in 1969 and is Chief Executive Officer. Mr. Meadlock and Nancy B. Meadlock are husband and wife.

   Larry J. Laster joined the Company in June 1981 and has held several managerial positions in the Company's Finance Department and Federal Systems Division. He was elected Vice President in December 1986, named Chief Financial Officer in February 1987, elected to the Board of Directors in April 1987, and is currently Executive Vice President. Mr. Laster is a certified public accountant.

  Nancy B. Meadlock, a founder of the Company, has been a Director since 1969, excluding the period from February 1970 to February 1972. Mrs. Meadlock served as Secretary for 10 years, was elected Vice President in 1979, and is currently Executive Vice President and Director. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband. Mrs. Meadlock will not stand for reelection to the Board of Directors. Her term of office as a Director will expire effective May 16, 1996, the date of the next annual meeting of shareholders of the Company.

   James F. Taylor, Jr., joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided design products and for many application-specific products. Mr. Taylor was elected Vice President in 1977 and was an Executive Vice President at his retirement in 1992. Mr. Taylor returned to full-time employment with the Company in January 1995 and is currently an Executive Vice President of the Company and President of the Intergraph Public Safety business unit. Mr. Taylor holds a bachelor's degree in mathematics.

  Robert E. Thurber, a founder of the Company, has been a Director since 1972. In June 1977, Mr. Thurber was elected Vice President and is currently Executive Vice President and Chief Engineer. He is responsible for developing requirements and strategic directions for application solutions. Mr. Thurber holds a master's degree in engineering.

   Lawrence F. Ayers, Jr., joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993. From 1993 to October 1995, he served as Executive Vice President for the Utility and Mapping Sciences application group. At present, he is serving on the Intergraph Software Solutions business unit staff as Executive Vice President-at-large. Mr. Ayers holds a bachelor's degree in civil engineering and a master's degree in public administration.

   Richard S. Buchheim joined the Company in July 1992. He was elected Vice President in September 1993, Executive Vice President in November 1994, and currently has responsibility for the Company's Information Management and Solutions Engineering
Division. Mr. Buchheim came to Intergraph from the Camex subsidiary of DuPont Electronic Imaging Systems where he was Senior Vice President of Engineering. In his 18 year tenure at DuPont and Camex, Mr. Buchheim led teams of over 100 software engineers in the development of document management and publishing systems for major metropolitan newspapers, including the New York Times, New York Daily News, Toronto Star, and Orlando Sentinel, and for retail advertisers such as May Company, Osco Drug, Service Merchandise and Home Depot.

   Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for Federal Programs. Mr. Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency (DMA), the senior civilian responsible for overall production, operations, and research. Mr. Gilliam also held a number of other positions with DMA, including production management positions in St. Louis and Washington D.C. and a program director's position for DMA's digital production system.

   Neil E. Keith joined the Company in December 1981. He was elected Vice President in September 1985 and is currently Executive Vice President. He has extensive experience in manufacturing management and is responsible for the Company's manufacturing operations.

   Wade C. Patterson joined the Company in 1984 as a design engineer developing UNIX and central processing unit (CPU) subsystems for Intergraph workstation products. In 1992, Mr. Patterson managed Windows NT workstation projects as the Company made the transition from reduced instruction set computing CPUs to Intel processor-based CPUs. Mr. Patterson has been responsible for hardware development and marketing for Intergraph Computer Systems, the Company's hardware business unit, since August 1994. He was elected Vice President in August 1994 and is currently an Executive Vice President of the Company and President of
Intergraph Computer Systems. He holds a bachelor's degree in electrical engineering.

   Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

   William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's Federal Systems Division and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of the Intergraph Federal Systems business unit. He holds a doctorate in electrical engineering.

   Tommy D. Steele joined the Company in June 1992 and is responsible for systems software, most applications software, and professional services. He is currently an Executive Vice President of the Company and President of the Intergraph Software Solutions business unit. Mr. Steele came to Intergraph from IBM Corporation, where he was employed for more than 28 years. During his tenure at IBM, he worked on the Saturn, Apollo, Skylab and space shuttle programs as well as a number of Department of Defense programs. Mr. Steele's last ten years at IBM were spent in the personal computer software business managing products for communications, databases, office automation, and operating systems. The last four of those years were spent managing personal computer operating systems (OS/2, DOS, and AIX).

   Kenneth C. Sullivan joined the Company in 1988 and was responsible for several areas of major business development in Intergraph Federal Systems, including the Navy CAD-2 procurement and programs. He was elected Vice President in March 1994 with responsibility for the Company's Customer Services Division. He was elected Executive Vice President in December 1995 and assumed responsibility for sales and support for the Huntsville
operations.    He   holds  a  bachelor's  degree   in   industrial
management.

   Edward A. Wilkinson joined the Company in 1985 as Director of Government Relations. He was elected Vice President of Federal Systems in 1987 and Executive Vice President in 1994. Prior to joining Intergraph, Mr. Wilkinson served for 34 years in the U.S. Navy, retiring with the rank of Rear Admiral. He holds a master's degree in mechanical engineering.

   Allan B. Wilson joined the Company in 1980 and was responsible for the development of international operations outside of Europe and North America. He was elected Vice President in May 1982 and Executive Vice President in November 1982. Mr. Wilson is currently responsible for sales and support for the Company's Asia Pacific region. He holds bachelor's and master's degrees in electrical engineering.

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


                              PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

   The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 53 of the Intergraph Corporation 1995 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 1995, appearing under "Five-Year Financial Summary" on page 2 of the Intergraph Corporation 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing on pages  16  to  28  of   the
Intergraph Corporation   1995   Annual Report   to  Shareholders
is incorporated by  reference  in  this Form 10-K Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent auditors appearing on pages 29 to 52 of the Intergraph Corporation 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Election of Directors", "Board Committees and Attendance", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 to 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 16, 1996, is incorporated by reference in this Form 10-K Annual Report. Directors are elected for terms of one year at the Annual Meeting of the Company's shareholders.

   Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 9 to 11 in this Form 10-K Annual Report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

   The  information  appearing under "Executive  Compensation"  on
pages  6 to  12   of the Intergraph Corporation Proxy Statement
relative to the Annual Meeting of Shareholders to be held May 16, 1996, is incorporated by reference in this Form 10-K Annual Report.


ITEM  12.   SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

   The  information appearing under "Common Stock Outstanding  and
Principal  Shareholders" on pages  1  to 3   of  the  Intergraph
Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 16, 1996, is incorporated by reference in this Form 10-K Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under "Certain Relationships and Related Transactions" on page 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 16, 1996, is incorporated by reference in this Form 10-K Annual Report.


                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

                                                                     Page in
                                                                     Annual
                                                                     Report *
                                                                     --------
(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 1995 Annual Report to Shareholders:

        Consolidated Balance Sheets at December 31, 1995  and  1994      29

        Consolidated Statements of Operations for the  three  years
        ended December 31, 1995                                          30

        Consolidated Statements of Cash Flows for the  three  years
        ended December 31, 1995                                          31

        Consolidated  Statements of Shareholders'  Equity  for  the
        three years ended December 31, 1995                              32

        Notes to Consolidated Financial Statements                    33 - 51

        Report of Independent Auditors                                   52


                                                                     Page in
                                                                    Form 10-K
                                                                    ---------
  2) Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts
      and Reserves for the three years
      ended December 31, 1995                                            18


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

     * Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.

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

     3(a) Certificate of Incorporation, Bylaws, and Certificate of Merger. (1)

     3(b)    Amendment to Certificate of Incorporation. (2)

     3(c)    Restatement of Bylaws. (3)

     4       Shareholder Rights Plan, dated August 25, 1993. (4)

     10(a)*  Intergraph Corporation 1992 Stock Option Plan. (5)

     10(b)*  Employment  contracts of  Manfred  Wittler,  dated
             November 1, 1989 (6), April  18,  1991  (7), and
             October 1, 1994 (13) and amendment to the November 1, 1989 contract, dated May 27, 1994. (13)

     10(c)* Consulting contract of Keith H. Schonrock, Jr., dated January 17, 1990 and amendments. (7)

     10(d)*  Agreement between Intergraph Corporation and  Green
             Mountain, Inc., dated February 23, 1994 (7), and amendment.

     10(e)   System  OEM  Upgrade  Processor  Trademark  License
             Agreement, dated April 30, 1993, between the Company and Intel Corporation. (8)

     10(f) Trademark License Agreement, dated May 1, 1993, between the Company and Intel Corporation. (8)

     10(g)   OEM Market Development Program and Trademark  License
             Agreement, dated May   15,   1993,  between  the  Company  and
             Intel Corporation.  (8)

     10(h) Software License Agreement as amended, dated April 17, 1987, between the Company and Bentley Systems, Inc. (9)

     10(i)   Settlement Agreement and Mutual General Release, dated
             May 2, 1994, between the Company and Bentley Systems, Inc.(10)

     10(j) Procurement Agreement, dated July 13, 1994, between the Company and the U.S. Navy. (11)

     10(k)*  InterCAP Graphics Systems, Inc. 1989 Stock  Option
             Plan. (12)

     10(l)*  InterCAP Graphics Systems, Inc. 1994  Nonqualified
             Stock Option Program. (12)

                                                                     Page in
     Number           Description                                   Form 10-K
     ------           -----------                                   ---------

     10(m)   Agreement   between the Company and Bentley  Systems,
             Inc., dated December 16, 1994. (13)

     10(n)* Loan program for executive officers of the Company as amended, dated December 19, 1995.

     10(o)*  Employment contracts of Allan B. Wilson dated May 3,
             1995.

     10(p) $100,000,000 Credit Agreement, dated as of October 6, 1995, among Intergraph Corporation, as Borrower, the Lenders Party thereto, the Issuers Party thereto, and CitiCorp USA, Inc.

     11      Computations of Loss Per Share                                 19
     13      Portions  of the Intergraph Corporation  1995  Annual
             Report to Shareholders incorporated by reference in this
             Form 10-K Annual Report
     21      Subsidiaries of the Company                                    20
     23      Consent of Independent Auditors                                21
     27      Financial Data Schedule
     99      Consent of Director Nominee                                    22


     *Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K


------------

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

      (5) Incorporated by reference to exhibits filed with the Company's
          Annual Report on Form 10-K for the year   ended  December  31,
          1991,  under  the  Securities Exchange Act of 1934, File
          No. 0-9722.

      (6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992, under the Securities Exchange Act of 1934, File
          No. 0-9722.

      (7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, under the Securities Exchange Act of 1934, File
          No. 0-9722.

      (8) Incorporated by reference to exhibits filed with the Company's Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993, under the Securities Exchange Act of 1934, File
          No. 0-9722.

      (9) Incorporated by reference to exhibits filed with the Company's Form 10-K/A, Amendment No. 2, for the year ended December 31, 1993, under the Securities Exchange Act of 1934, File
          No. 0-9722.

     (10) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A, Amendment No. 2, for the quarter ended March 31, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.

     (11) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A, Amendment No. 1, for the quarter ended June 30, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.

     (12) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8, Registration No. 33-57211, filed January 10, 1995, under the Securities Act of 1933.

     (13) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, under the Securities Exchange Act of 1934, File No. 0-9722.


------------

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

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


                      INTERGRAPH CORPORATION

                By /s/ James W. Meadlock       Date:   March 21, 1996
                  ---------------------------
                       James W. Meadlock
                  Chief Executive Officer and
                     Chairman of the Board
                  (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                   Date
                                                                   ----

/s/ James W. Meadlock    Chief Executive Officer and             March 21, 1996
-----------------------  Chairman of the Board
    James W. Meadlock    (Principal Executive Officer)


/s/ Larry J. Laster      Executive  Vice  President, Chief       March 21, 1996
-----------------------  Financial Officer and Director
    Larry J. Laster      (Principal Financial Officer)


/s/ Nancy B. Meadlock    Executive Vice President and Director   March 21, 1996
-----------------------
    Nancy B. Meadlock


/s/ James F. Taylor, Jr. Executive Vice President and Director   March 21, 1996
-----------------------
    James F. Taylor, Jr.


/s/ Robert E. Thurber    Executive Vice President and Director   March 21, 1996
-----------------------
    Robert E. Thurber


_______________________  Director                                March 21, 1996
    Roland E. Brown


_______________________  Director                                March 21, 1996
    Keith H. Schonrock, Jr.


/s/ John W. Wilhoite     Vice President and Controller           March 21, 1996
-----------------------  (Principal Accounting Officer)
    John W. Wilhoite





                 INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



       Column A            Column B     Column C     Column D      Column E
-----------------------   ----------   ----------   ----------   -------------
                                        Additions
                          Balance at   charged to
                           beginning    costs and                 Balance at
   Description             of period    expenses    Deductions   end of period
-----------------------   ----------   ----------   ----------   -------------
Allowance for doubtful
accounts deducted from
accounts receivable in
the balance sheet
                   1995  $20,309,000    4,945,000   4,855,000(1)  $20,399,000
                   1994  $20,791,000   10,536,000  11,018,000(1)  $20,309,000
                   1993  $18,969,000    6,201,000   4,379,000(1)  $20,791,000


Allowance for obsolete
inventory deducted
from inventories in
the balance sheet
                   1995  $31,033,000   17,455,000  14,047,000(2)  $34,441,000
                   1994  $24,560,000   20,137,000  13,664,000(2)  $31,033,000
                   1993  $24,607,000   41,630,000  41,677,000(2)  $24,560,000




(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory reduced to net realizable value.