Form 10-Q
period 1996-03-31
INTERGRAPH CORP
filed 1996-05-15
CIK 351145

============================================================================
                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------

                    Commission file number 0-9722

                         INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Delaware                              63-0573222
- ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


         Intergraph Corporation
           Huntsville, Alabama                            35894-0001
- ----------------------------------------                 ------------
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


     Common stock, par value  $.10 per share:  46,962,606
           shares outstanding as of March 31, 1996

=============================================================================


                         INTERGRAPH CORPORATION
                                FORM 10-Q
                             March 31, 1996


                                INDEX

                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1996 and
                  December 31, 1995                                    2

             Consolidated Statements of Operations for the
                  quarters ended March 31, 1996 and 1995               3

             Consolidated Statements of Cash Flows for the
                  quarters ended March 31, 1996 and 1995               4

             Notes to Consolidated Financial Statements               5-7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      8-14


PART II.   OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                            16


PART I.   FINANCIAL INFORMATION


                    INTERGRAPH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
- -----------------------------------------------------------------------------
                                                   March 31,     December 31,
                                                     1996             1995
- -----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
   Cash and cash equivalents                      $  43,969        $  56,407
   Accounts receivable, net                         290,108          324,051
   Inventories                                      119,325          111,813
   Refundable income taxes                            5,208            6,391
   Other current assets                              43,815           43,190
- -----------------------------------------------------------------------------
         Total current assets                       502,425          541,852

   Investments in affiliated companies               13,428           11,636
   Other assets                                      59,987           59,900
   Property, plant, and equipment, net              206,825          212,657
- -----------------------------------------------------------------------------
         Total Assets                              $782,665         $826,045
=============================================================================


Liabilities and Shareholders' Equity
   Trade accounts payable                         $  44,591        $  54,352
   Accrued compensation                              53,531           51,301
   Other accrued expenses                            64,102           72,479
   Billings in excess of sales                       61,760           63,707
   Income taxes payable                               5,856            6,720
   Short-term debt and current maturities of
     long-term debt                                  14,575           32,153
- -----------------------------------------------------------------------------
         Total current liabilities                  244,415          280,712

   Deferred income taxes                              3,899            3,881
   Long-term debt                                    37,737           37,388
- -----------------------------------------------------------------------------
         Total liabilities                          286,051          321,981
- -----------------------------------------------------------------------------
    Shareholders' equity:
     Common stock, par value $.10 per
        share - 100,000,000 shares authorized;
        57,361,362 shares issued                      5,736            5,736
     Additional paid-in capital                     233,682          233,940
     Retained earnings                              402,400          408,791
     Cumulative translation adjustment                6,355            8,650
- -----------------------------------------------------------------------------
                                                    648,173          657,117
     Less - cost of 10,398,756 treasury
        shares at March 31, 1996, and
        10,501,309 treasury shares at
        December 31, 1995                          (151,559)        (153,053)
- -----------------------------------------------------------------------------
        Total shareholders' equity                  496,614          504,064
- -----------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity $782,665         $826,045
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

- -----------------------------------------------------------------------------
Quarter Ended March 31,                              1996             1995
- -----------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                           $163,184         $164,042
 Maintenance and services                            93,522           93,287
- -----------------------------------------------------------------------------
     Total revenues                                 256,706          257,329
- -----------------------------------------------------------------------------
Cost of revenues
 Systems                                            105,508          105,010
 Maintenance and services                            55,797           54,171
- -----------------------------------------------------------------------------
   Total cost of revenues                           161,305          159,181
- -----------------------------------------------------------------------------
   Gross profit                                      95,401           98,148

Product development                                  25,335           30,140
Sales and marketing                                  62,378           67,318
General and administrative                           24,425           23,286
- -----------------------------------------------------------------------------

   Loss from operations                             (16,737)         (22,596)

Interest expense                                    ( 1,223)         (   960)
Interest income                                         485              541
Gain on sale of investment in affiliated company      9,373              ---
Equity in earnings of affiliated companies            2,180              949
Other income (expense) - net                        (   469)         (   406)
- ----------------------------------------------------------------------------

   Loss before income taxes                         ( 6,391)         (22,472)

Income taxes                                            ---              ---
- ----------------------------------------------------------------------------
   Net loss                                        $( 6,391)        $(22,472)
============================================================================

   Net loss per share                              $(   .14)        $(   .49)
============================================================================

   Weighted average shares outstanding               46,902           45,601
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

- -----------------------------------------------------------------------------
Quarter Ended March 31,                                 1996          1995
- ----------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
 Net loss                                            $(  6,391)     $(22,472)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                        18,655        19,005
   Collection of income tax refunds                        851        21,691
   Gain on sale of investment in affiliated company    ( 9,373)          ---
   Equity in earnings of affiliated companies          ( 2,180)      (   949)
   Net changes in current assets and liabilities        10,882         6,733
- ----------------------------------------------------------------------------
   Net cash provided by operating activities           12,444        24,008
- ----------------------------------------------------------------------------
Investing Activities:
 Sales and maturities of securities                        ---         1,000
 Purchase of property, plant, and equipment            (11,753)      ( 9,843)
 Capitalized software development costs                ( 5,593)      ( 7,001)
 Proceeds from sale of investment in affiliated company  9,761           ---
 Other                                                     214       (   860)
- ----------------------------------------------------------------------------
   Net cash used for investing activities              ( 7,371)      (16,704)
- ----------------------------------------------------------------------------
Financing Activities:
 Gross borrowings                                        7,602         3,110
 Debt repayment                                        (25,553)      (12,369)
 Proceeds of employee stock purchases                      941         1,040
 Proceeds of exercise of stock options                     240           751
- ----------------------------------------------------------------------------
   Net cash used for financing activities             (16,770)      (  7,468)
- ----------------------------------------------------------------------------
Effect of exchange rate changes on cash               (   741)          969
- ----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (12,438)          805
Cash and cash equivalents at beginning of period       56,407        61,393
- ----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $43,969       $62,198
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

          Certain reclassifications have been made to the previously reported consolidated balance sheet at December 31, 1995 and to the consolidated statement of cash flows for the quarter ended March 31, 1995 to provide comparability with the current period presentations.

NOTE 2: Inventories are stated at the lower of average cost or market and are summarized as follows:

          ------------------------------------------------------------------
                                                  March 31,      December 31,
                                                     1996           1995
          -------------------------------------------------------------------
          (In thousands)

          Raw materials                         $  38,341        $  36,336
          Work-in-process                          26,882           25,037
          Finished goods                           23,646           17,140
          Service spares                           30,456           33,300
          ------------------------------------------------------------------
          Totals                                 $119,325         $111,813
          ===================================================================

NOTE 3: Property, plant, and equipment - net includes allowances for depreciation and amortization of $304,273,000 and $304,621,000 at March 31, 1996 and December 31, 1995, respectively.

NOTE 4: In the quarter ended March 31, 1996, the Company sold its stock investment in an affiliated company at a gain of $9,373,000 ($.20 per share). The gain is included in "Gain on sale of investment in affiliated company" in the consolidated statement of operations for the quarter ended March 31, 1996.

NOTE 5:   Supplementary cash flow information is summarized as follows:

          Changes in current assets and liabilities, net of the effects of a business acquisition, in reconciling net loss to net cash provided by operations are as follows:

          -------------------------------------------------------------------
                                       Cash Provided By (Used For) Operations
          Quarter Ended March 31,                     1996          1995
          ------------------------------------------------------------------
          (In thousands)

          (Increase) decrease in:
            Accounts receivable                     $31,628       $51,378
            Inventories                             ( 5,832)      ( 5,273)
            Refundable income taxes                     332       ( 2,142)
            Other current assets                        713       ( 3,773)
          Increase (decrease) in:
            Trade accounts payable                  ( 9,427)      ( 9,459)
            Accrued compensation and other
             accrued expenses                       ( 4,087)      ( 6,065)
            Billings in excess of sales             ( 1,581)      (17,030)
            Income taxes payable                    (   864)      (   903)
          ------------------------------------------------------------------
          Net changes in current assets and
            liabilities                             $10,882       $ 6,733
          ==================================================================


                       INTERGRAPH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Cash payments for income taxes totaled $1,080,000 and $1,901,000 for the quarters ended March 31, 1996 and 1995, respectively. Cash payments for interest in those periods totaled $1,198,000 and $659,000, respectively.

          There were no significant non-cash investing and financing transactions in the first quarter of 1996. Investing and financing transactions in the first quarter of 1995 that did not require cash consisted of acquisition of a business for total consideration of $7,500,000, consisting of issuance of 797,931 shares of the Company's common stock and the granting of stock options on 148,718 of the Company's shares to employees of the acquired company.

NOTE 6:   Effective January 1, 1996, the Company adopted Statement of
          Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". For long-lived assets and certain intangible assets to be held and used by an entity, including goodwill, the Statement requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including an estimate of the future cash flows expected to result from use of the asset and its eventual disposition. An impairment loss, based on a comparison of the carrying value to the fair value of the asset, must be recognized if the sum of the expected future cash flows from the asset is less than the carrying amount of the asset. For long-lived assets and certain identifiable intangible assets to be disposed of, the Statement requires financial statement reporting at the lower of the carrying amount or fair value of the asset less cost to sell. Application of this Statement did not materially affect the Company's results of operations or financial position for the first quarter of 1996.

NOTE 7: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into during calendar year 1996 for the Company, establishes accounting and reporting standards for stock-based employee compensation plans including, with respect to the Company, stock options and employee stock purchase plans.

         The Statement defines a fair value-based method of accounting for employee stock options under which compensation cost is measured at the date options are granted and recognized by charges to expense over the employees' service periods, and it encourages entities to adopt that method of accounting. It also allows entities to continue to measure compensation cost using the method prescribed under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", under which compensation expense is recognized for the excess, if any, of the market price of the stock at grant date over the amount the employee must pay to acquire the stock. The Company, under the provisions of APB No. 25, recognizes no compensation expense for employee stock options when options are granted to employees at a price equal to the market price of the Company's stock at the date of grant, and recognizes no compensation expense for the price discount given its employees under its employee stock purchase plan. The Company has elected to remain under the provisions of APB No. 25 with respect to its employee stock options that are granted at market price at date of grant, and with respect to its employee stock purchase plan. This decision will result in recognition of no compensation expense for stock options or employee stock purchases in 1996 and future years. However, in accordance with the disclosure provisions of the


                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Statement, and commencing with its 1996 Annual Report to Shareholders, the Company will provide proforma basis information to reflect net income and earnings per share had compensation expense been recognized for these items.

NOTE 8:  In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of 797,931 shares of the Company's common stock and the granting of stock options on 148,718 of the Company's shares to employees of InterCAP. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing
         firms.   The accounts  and results of operations of InterCAP have
         been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.


                   INTERGRAPH CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- -------

Earnings. In the first quarter of 1996, the Company incurred a net loss of $.14 per share on revenues of $256.7 million, including a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company, versus a net loss of $.49 per share on revenues of $257.3 million in the first quarter of 1995. The first quarter 1996 loss from operations was $.36 per share versus a loss of $.49 per share for the
first quarter  of 1995.   This $.13 per share improvement in operating
loss  over the  first quarter of 1995 was due to a 7% decline in operating
expenses.   The Company believes its new operating  system  and hardware architecture strategies will prove to be the correct choices; however, revenue growth associated with new product offerings is occurring at a slower rate than expected, resulting in a revenue base that is not adequate to cover operating expenses.

Remainder  of  the  Year.   The  Company  expects  that current industry
conditions   characterized   by   rapidly changing technologies,  demand
for higher performance and lower priced products, intense competition, shorter product cycles, and by development and support of software standards  that result  in less  specific hardware and software dependencies by customers will continue in 1996 and beyond. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, deliver enhanced performance, and meet customer requirements for standardization and interoperability. The Company believes that its product development transition period is completed, and that its new operating system and hardware architecture strategies, the availability of new products, and the cost benefits of the 1995 restructuring of its business will act to improve its operating results in the remainder of 1996. To achieve profitability, the
Company must substantially  increase  sales   volume   while continuing to
control cost.

Restructuring.  During the second quarter of 1995,  the Company undertook a
restructuring program designed to further adapt  the Company's   cost
structure  to  changed  industry and   market conditions.   The program, as
originally planned, consisted of direct reductions in workforce, other workforce reductions through attrition, and disposition of four unprofitable business units  over the twelve month period ending June 30,
1996. The program, had it been fully executed with respect to the four business units, would have provided an operating expense reduction of
approximately $100  million  annually   on a prospective  basis.  Of this
total anticipated annual savings, approximately $66 million was to be derived from disposition of the four business units. Subsequent to formulation of the restructuring plan, the Company determined that, based on their improving outlook and strategic value to other business units, two of the original four business units designated for disposal
(representing $45 million of the original $100 million in annual operating expense reduction) will not currently be considered for disposal. This revision to the original plan, together with adjustments relating to the final workforce reduction via attrition, has resulted in a revised total anticipated annual operating expense reduction under the June 1995 restructuring plan of approximately $50 million, if the two business units being considered for disposal are sold. Revenues and losses of the two business units that continue to be considered for disposal, both of which develop computer products for the printing and publishing industry, totaled $8 million and $1 million, respectively, for the first quarter of 1996 ($11 million and $1.8 million, respectively, for the first quarter of 1995), and their total assets are approximately $23 million ($26.5 million at March 31, 1995). The Company anticipates disposal of these two business units by sale to third parties. The Company does not have committed buyers for these two business units but does not anticipate incurrence of a loss on sale of the units.

The 1995 restructuring charge totaled $6 million, primarily for employee severance pay and related costs. Approximately 450 positions were eliminated through direct reductions in workforce, with approximately 350 others eliminated through attrition. All employee groups were affected, but the
majority of   eliminated   positions  derived  from  the   research and
development, systems engineering and support, and sales and marketing areas. Cash expenditures related to the restructuring totaled $3.6 million
through  December  31,   1995. Cash expenditures   during   the   first
quarter   of   1996 were insignificant.    The  $6  million  charge   was
included in "Restructuring charge" in the 1995 consolidated statement of operations.

Bentley  Systems, Inc.  The Company has a non-exclusive license agreement
with  Bentley  Systems,  Inc.  (BSI),  a   50%-owned affiliate of the
Company, under which the Company has a right to sell MicroStation, a software product developed and maintained by BSI and utilized in many of
the  Company's  software applications,  via  its  direct  sales  force,   and
to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. During the first quarter of 1996, the Company's sales of MicroStation declined by 39% to approximately $8 million. Effective January 1, 1996, the per copy royalty payable by the
Company to BSI was increased 31%. In   addition,  in  1995  BSI  paid  the
Company a per copy distribution fee based on BSI's MicroStation sales to resellers. In 1996, the Company no longer receives per copy distribution fees from BSI. The Company estimates that the effect of reduced revenues, increased royalties and discontinued distribution fees on first quarter 1996 results of operations was a 3% reduction in revenues and an increase in net loss of approximately $4.5 million or $.10 per share.

New Products. During the first quarter, the Company announced a complete line of workstations and servers based on Intel Corporation's Pentium Pro microprocessor, including the TD desktop and high-end TDZ workstations for graphics-intensive applications, the StudioZ workstation for manipulation of video and film imagery, and a line of Web servers for meeting the heavy demand of visitors to a web site. These products began shipping in the first quarter with the exception of the StudioZ workstation, which will begin shipping in the second quarter.

In late 1995, the Company announced its Jupiter technology, a Windows-based component software architecture that is the foundation of many new computer-aided-design/computer-aided-manufacturing/computer-aided-
engineering (CAD/CAM/CAE) and geographic information systems (GIS) applications software developed and sold by the Company. This technology creates a Windows-native environment where information from competing CAD systems comes together without translation to form unified design models and drawings. Jupiter Windows-based software architecture is built in components, allowing customers to choose the software they need rather than buying larger software programs containing functions that may not be used.  The  Company  believes  this technology  will  bring
increased  productivity and   improved software  performance to its
customers. The first two products built on Jupiter technology are scheduled to ship in the second quarter.

The Company believes these products complement rather than replace existing product lines and therefore anticipates no adverse effects on existing inventories or significant delays in orders pending their availability.

Purchase Business Combination. In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for
total  consideration  of  $7.5   million, consisting of issuance of 797,931
shares of the Company's common stock and assumption of InterCAP's obligations under its employee stock option plans. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting
technical illustrations used by large manufacturing firms.   The accounts
and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.


ORDERS/REVENUES
- ---------------

Orders.  First quarter systems orders totaled $144.3 million, a decrease of
4% from first quarter 1995. U.S. commercial orders decreased by 12%, and Federal government orders increased by 25%, resulting in overall flat
orders in the U.S. region versus first   quarter   1995.  Total
international systems   orders decreased  7%  from  first quarter 1995.
European  and  other international systems orders were down 4% and 12%,
respectively. U.S. commercial orders  were  negatively impacted   by   a
reorganization of the sales  force  which  is   now nearing completion.
In addition, indirect distribution channel orders worldwide were below planned levels as the Company continues the process of building its indirect channels.

NAVAIR/SPAWAR Contract. In July 1994, the U.S. Navy awarded the Company the Naval Air Systems Command and Space and Naval Warfare Command contract ("NAVAIR and SPAWAR") to provide CAD/CAM/CAE systems and
services for electronics and mechanical applications.  The   contract  is
an indefinite delivery, indefinite quantity (IDIQ) contract. IDIQ contracts generally provide for the purchase of indefinite quantities of goods and services, with stated minimum and maximum amounts eligible for order, and with deliveries scheduled by placing specific orders with the
vendor.   Funding for other than the  stated  minimum quantities  is obligated by each delivery order and not  by the contract itself.  The
estimated  maximum   value   of the NAVAIR/SPAWAR  contract is $398
million, and the term of the contract is twelve years, assuming all optional annual renewals of the contract are exercised. Under the terms of the contract, the customer is obligated to purchase only $1 million in systems and services, and there can be no assurance that the Company will receive orders for the maximum value of the contract. Products and services are sold to the Navy over the term of the contract at firm, fixed prices, with escalation of certain prices allowed under certain circumstances. Given the nature of the contract, the Company cannot determine the amount of orders that will be received or anticipate the level of annual revenues over the term of the contract.
Orders and revenues under this contract in the first quarter of 1996 were not significant.

Soon after the original award, the NAVAIR/SPAWAR contract was formally protested by one of the losing bidders. The Company supported the efforts of the Navy in defending against the protest, and in October 1994, the Company was notified that the original award was upheld.
This holding is currently being appealed through the federal court system, and the Company is awaiting the outcome of the appeals process. The Company does not expect this process to significantly delay orders and revenues under the contract.

Revenues.   Total  revenues for first quarter 1996  were $256.7 million, relatively flat with first quarter 1995. Sales outside the U.S. represented 55% of total revenues in the first quarter of 1996, relatively unchanged from the first quarter and full year 1995 level. European revenues were 37% of total revenues for first quarter, also relatively unchanged from the first quarter and full year 1995 level.

Systems.   Systems  revenue  for the first  quarter  was $163.2 million, relatively flat with the same prior year period. Federal government systems revenues were up 11%, while U.S. commercial systems revenue declined 11%, resulting in an overall 4% systems revenue decline in the U.S. from first quarter 1995. International systems revenues were up 3% from the first quarter 1995 level. European and other international systems revenues increased by 3% and 2%, respectively.

First quarter workstation and server unit sales were up 57% from the prior year period, while workstation and server revenues increased only 30% due to declining per unit sales prices. Unit sales prices have declined from the first quarter 1995 level, but have held firm since the third quarter of 1995. Software revenues were flat with the prior year level, despite a 39% decline in MicroStation revenues (for further discussion of this impact on the Company, see "Bentley Systems, Inc." above). Excluding MicroStation, software revenues increased 14% from the first quarter 1995 level due primarily to an increase in plant design and
electronics software applications sales.   Sales  of Windows-based software
represented approximately 70% of total software revenues in the first quarter of 1996, up from approximately 60% in the first quarter of
1995.   Peripheral equipment and non-core business unit sales were  down
16% and 30%, respectively. The Company expects systems revenue levels to increase throughout the remainder of the year through growth in core product sales and sales of new hardware and software product offerings.

The architecture, engineering and construction (AEC), mapping/GIS and mechanical design, engineering, and manufacturing (MDEM) product applications have dominated the Company's product mix over the last
three years, with no  other  single application representing   more than
10% of systems revenue. The relative contributions of these product families to total systems revenue for both first quarter 1996 and the full year 1995 were AEC 34%, GIS 43%, MDEM 14%, and all other applications 9%.

Maintenance  and  Services.  Maintenance  and  services revenue consists of revenues from maintenance of Company systems and from Company-provided training, consulting, and other services. These forms of revenue totaled
$93.5 million  for the  first quarter   of  1996,  flat  with  the  same
prior year period. Maintenance revenues grow as the Company's installed base of systems grows. The trend in the industry toward lower priced products and longer warranty periods has reduced the rate of increase in maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents less than 8% of total revenues.


GROSS MARGIN
- ------------

The Company's total gross margin was 37.2% for first quarter 1996, down approximately 1 point from first quarter 1995 and down 2 points from the full year 1995 level.

Systems margin for first quarter 1996 was 35.3%, down .7 points from first quarter 1995 and down 2.8 points from the full year 1995 level. The decline is due primarily to a higher hardware content in the product. Additionally, in 1996, the Company no longer receives per copy distribution fees on BSI's MicroStation sales to resellers, and the Company is paying per copy royalties to BSI at a 31% higher rate (for further discussion of the impact on the Company, see "Bentley Systems, Inc." above).

In  general, systems margin may be lowered by price competition, a
stronger dollar  in  international markets,  effects   of technological
changes on the value of existing inventories, and a higher  mix  of federal government sales,  which  generally produce  lower  margins than
commercial sales, to total systems sales.   Systems  margins  may be
improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance  and  services margin for  first  quarter  1996 was 40.3%, down 1.6 points from first quarter 1995 and down .7 points from the full year 1995 level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will limit growth in maintenance revenues, which will pressure maintenance margin in
the absence of corresponding   cost  reductions  or  additional services
revenues.


OPERATING EXPENSES
- ------------------

Operating expenses for first quarter 1996 decreased 7% from the comparable prior year period. Total employee headcount has declined 6% from that same period.

Product  development and sales and marketing  expenses declined 16% and 7%,
respectively, from first quarter 1995 levels due  to a   decline in
headcount and related overhead expenses resulting from restructuring actions taken in mid-1995. General and administrative expense increased 5% due primarily to an increasing level of business activity in the Asia Pacific region.


NONOPERATING INCOME AND EXPENSE
- -------------------------------

In first quarter 1996, the Company sold a stock investment in an affiliated company, resulting in a gain of $9.4 million ($.20 per share). The gain is
included in "Gain on sale of investment in   affiliated  company"  in  the
consolidated statement   of operations for the quarter ended March 31, 1996.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of foreign exchange losses, other miscellaneous items of nonoperating income and expense, and nonrecurring charges/credits.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
- ------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 1996 and the full year 1995, approximately 55% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. For the first quarter of 1996, the U.S. dollar weakened on average from its first quarter 1995 level, which increased reported dollar revenues, orders, and gross margin, but also increased reported dollar operating expenses in comparison to the
prior  year period.   Such currency effects did not materially  affect  the
Company's results of operations for the first quarter of 1996.

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with respect to currency risk are located in Europe, specifically Germany, U.K., The Netherlands, France and Spain. Primarily but not exclusively in these locations, the Company has certain currency related asset and liability exposures
against  which certain  measures,  primarily hedging, are taken to   reduce
currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local
entity.   The  Company therefore  enters  into  forward  exchange  contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate-related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate-related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased
only in offsetting amounts, neither  the contracts   themselves   nor   the
exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results
of operations.   The  Company's positions in these derivatives  are
continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
- ------------

The  Company incurred a loss before income tax benefit  of $6.4 million  in
first  quarter 1996 versus $22.5 million  in first quarter  1995.   The
1996 loss generated minimal  net financial statement tax benefit, as the
majority of available tax benefits were   offset   by   tax   expenses  in
individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, cash and short-term investments totaled $44.0 million
compared to $56.4 million at December 31, 1995.   Cash generated  from
operations in first quarter 1996 totaled $12.4 million ($24 million in first quarter 1995, including $21.7 million in refunds of prior years' U.S. federal income tax payments as the result of carryback of the 1994 U.S. tax return loss).

Net  cash used for investing activities totaled $7.4 million in first quarter 1996 versus $16.7 million in first quarter 1995. Included in investing activities were capital expenditures of $11.8 million ($9.8
million in first quarter 1995),  primarily for  Intergraph   products  used
in hardware and software development. The Company expects that capital expenditures for the full year 1996 will require $35 to $40 million, primarily for computer equipment manufactured by the Company for use in hardware and software development. The Company's revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures. Other significant investing activities included $5.6 million for capitalizable software development costs ($7.0 million in first quarter
1995) and $9.8 million in proceeds from the sale of an investment in an affiliated company.

Net cash used for financing activities totaled $16.8 million versus $7.5 million in first quarter 1995. First quarter 1996 financing activities included $18.0 million for net repayment of short- and long-term debt, compared with $9.3 million in the first quarter of 1995.

Historically the Company's collection period for accounts receivable has approximated 100 days. Approximately 69% of the Company's sales are derived from the U.S. government and international customers, both of which traditionally carry longer collection periods. The Company endeavors to enforce its payment terms with these and other customers, and grants extended payment terms only in very limited circumstances.

In October 1995, the Company entered into a three-year revolving credit agreement with a group of lenders. Borrowings available under the agreement are determined by the amounts of eligible assets of the Company, as defined in the agreement, including cash, accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and Canada and, under certain circumstances, the accounts receivable of some European subsidiaries of the Company. The rate of interest on all borrowings under the agreement is, at the Company's option, the Citibank base rate of interest plus 1.75% or the Eurodollar rate plus 2.75%. The average effective rate of interest was 10.21% for the period of time in the first quarter of 1996 during which the Company had outstanding borrowings under
the  agreement.   There were  no outstanding borrowings under this
agreement at March 31, 1996; however, $19 million of the available credit line was allocated to support letters of credit issued by the Company. The agreement requires the Company to pay a commitment fee of
 .5% annually on the average unused daily portion of the revolving credit commitment.

The   revolving  credit  agreement  contains  certain financial covenants of the Company, including minimum net worth, minimum fixed charge coverage, minimum interest coverage, and maximum levels of capital
expenditures  and  capitalized   software development   costs.    In
addition,  the  agreement includes restrictive  covenants that limit
various business transactions (including    repurchases  of  the  Company's
stock,   dividend payments,  mergers,  acquisitions of  or  investments  in
other businesses, and   disposal  of  assets  including individual
businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.

At March 31, 1996, the Company had $52 million in debt on which interest is charged under various floating rate arrangements, primarily under short-term credit facilities, mortgages, and a term loan. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company believes that existing cash balances, together with cash generated by operations and cash available under its revolving credit agreement, will be adequate to meet cash requirements for the remainder of 1996.




            INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

   Item 6:   Exhibits and Reports on Form 8-K

             (a)  Exhibit 11, Computations of loss per share, page 17.

             (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.





             INTERGRAPH CORPORATION AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             INTERGRAPH CORPORATION
                             ----------------------
                                 (Registrant)

         By:  /s/ Larry J. Laster               By: /s/ John W. Wilhoite
              ---------------------------       ------------------------
              Larry J. Laster                   John W. Wilhoite
              Executive Vice President,         Vice President and Controller
              Chief Financial Officer and       (Principal Accounting Officer)
              Director

  Date:       May 15, 1996              Date:    May 15, 1996