Form 10-Q
period 1996-06-30
INTERGRAPH CORP
filed 1996-08-13
CIK 351145

============================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to


                    Commission file number 0-9722


                        INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                 63-0573222
- -------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         Intergraph Corporation
          Huntsville, Alabama                      35894-0001
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                              (205) 730-2000
                            -----------------
                            (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X  NO


     Common stock, par value  $.10 per share:  47,044,424 shares outstanding as of June 30, 1996

=============================================================================



                       INTERGRAPH CORPORATION
                              FORM 10-Q
                            June 30, 1996

                                INDEX



                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements


          Consolidated Balance Sheets at June 30, 1996 and               2
             December 31, 1995

          Consolidated Statements of Operations for the quarters
             ended June 30, 1996 and 1995                                3

          Consolidated Statements of Operations for the six months
             ended June 30, 1996 and 1995                                4

          Consolidated Statements of Cash Flows for the six months
             ended June 30, 1996 and 1995                                5

          Notes to Consolidated Financial Statements                   6 - 9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10 - 16



PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders           17

  Item 6. Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                              18



PART I.  FINANCIAL INFORMATION


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

- ------------------------------------------------------------------------------
                                                   June 30,      December 31,
                                                     1996            1995
- ------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                       $ 37,081         $ 56,407
  Accounts receivable, net                         295,735          324,051
  Inventories                                      104,032          111,813
  Refundable income taxes                            5,715            6,391
  Other current assets                              37,619           43,190
- ------------------------------------------------------------------------------
      Total current assets                         480,182          541,852

  Investments in affiliated companies               15,167           11,636
  Other assets                                      61,539           59,900
  Property, plant, and equipment, net              195,317          212,657
- ------------------------------------------------------------------------------
      Total Assets                                $752,205         $826,045
==============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                          $ 36,758         $ 54,352
  Accrued compensation                              52,398           51,301
  Other accrued expenses                            59,643           72,479
  Billings in excess of sales                       53,911           63,707
  Income taxes payable                               4,793            6,720
  Short-term debt and current maturities
   of long-term debt                                27,585           32,153
- ------------------------------------------------------------------------------
      Total current liabilities                    235,088          280,712

  Deferred income taxes                              3,850            3,881
  Long-term debt                                    33,062           37,388
- ------------------------------------------------------------------------------
      Total liabilities                            272,000          321,981
- ------------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                        5,736            5,736
   Additional paid-in capital                      233,428          233,940
   Retained earnings                               387,221          408,791
   Cumulative translation adjustment                 4,185            8,650
- ------------------------------------------------------------------------------
                                                   630,570          657,117
   Less - cost of 10,316,938 treasury shares at
     June 30, 1996 and 10,501,309 treasury
     shares at December 31, 1995                  (150,365)        (153,053)
- ------------------------------------------------------------------------------
      Total shareholders' equity                   480,205          504,064
- ------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $752,205         $826,045
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

- ------------------------------------------------------------------------------
Quarter Ended June 30,                           1996         1995
- ------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                      $ 174,915    $ 161,646
 Maintenance and services                        93,251       98,521
- ------------------------------------------------------------------------------
   Total revenues                               268,166      260,167
- ------------------------------------------------------------------------------

Cost of revenues
 Systems                                        112,973      101,326
 Maintenance and services                        53,823       57,454
- ------------------------------------------------------------------------------
   Total cost of revenues                       166,796      158,780
- ------------------------------------------------------------------------------

   Gross profit                                 101,370      101,387

Product development                              25,914       29,530
Sales and marketing                              67,076       69,490
General and administrative                       23,129       23,983
Restructuring charge                                ---        7,470
- ------------------------------------------------------------------------------

   Loss from operations                        ( 14,749)    ( 29,086)

Interest expense                               (  1,182)    (    870)
Interest income                                     395          348
Gains on sales of investments in
 affiliated companies                               ---        5,596
Equity in earnings of affiliated companies        1,738        1,454
Other income (expense) - net                   (  1,381)         600
- ------------------------------------------------------------------------------

   Loss before income taxes                    ( 15,179)    ( 21,958)

Income taxes                                        ---          ---
- ------------------------------------------------------------------------------

   Net loss                                   $( 15,179)   $( 21,958)
==============================================================================

   Net loss per share                         $(    .32)   $(    .48)
==============================================================================

Weighted average shares outstanding              46,922       45,929
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

- ------------------------------------------------------------------------------
Six Months Ended June 30,                        1996         1995
- ------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                      $ 338,099    $ 325,688
 Maintenance and services                       186,773      191,808
- ------------------------------------------------------------------------------
   Total revenues                               524,872      517,496
- ------------------------------------------------------------------------------

Cost of revenues
 Systems                                        218,481      206,336
 Maintenance and services                       109,620      111,625
- ------------------------------------------------------------------------------
   Total cost of revenues                       328,101      317,961
- ------------------------------------------------------------------------------

   Gross profit                                 196,771      199,535

Product development                              51,249       59,670
Sales and marketing                             129,454      136,808
General and administrative                       47,554       47,269
Restructuring charge                                ---        7,470
- ------------------------------------------------------------------------------

   Loss from operations                        ( 31,486)    ( 51,682)

Interest expense                               (  2,405)    (  1,830)
Interest income                                     880          889
Gains on sales of investments in
 affiliated companies                             9,373        5,596
Equity in earnings of affiliated companies        3,918        2,403
Other income (expense) - net                   (  1,850)         194
- ------------------------------------------------------------------------------

   Loss before income taxes                    ( 21,570)    ( 44,430)

Income taxes                                        ---          ---
- ------------------------------------------------------------------------------

   Net loss                                   $( 21,570)   $( 44,430)
==============================================================================

   Net loss per share                         $(    .46)   $(    .97)
==============================================================================

Weighted average shares outstanding              46,947       45,766
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

- ------------------------------------------------------------------------------
Six Months Ended June 30,                          1996          1995
- ------------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
  Net loss                                       $(21,570)     $(44,430)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                   38,211        39,379
   Non-cash portion of restructuring charge           ---         6,900
   Collection of income tax refunds                 1,811        22,109
   Gains on sales of investments in
    affiliated companies                          ( 9,373)      ( 5,596)
   Equity in earnings of affiliated companies     ( 3,918)      ( 2,403)
   Net changes in current assets and liabilities       81         9,837
- -----------------------------------------------------------------------------
   Net cash provided by operating activities        5,242        25,796
- -----------------------------------------------------------------------------

Investing Activities:
  Purchase of property, plant, and equipment      (17,092)      (21,223)
  Capitalized software development costs          ( 9,882)      (13,470)
  Proceeds from sales of investments in
   affiliated companies                             9,761         7,028
  Other                                           (   652)      ( 3,810)
- -----------------------------------------------------------------------------
   Net cash used for investing activities         (17,865)      (31,475)
- -----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                 10,197        13,639
  Debt repayment                                  (19,636)      (32,620)
  Proceeds of employee stock purchases              1,822         1,976
  Proceeds of exercise of stock options               244         1,571
- -----------------------------------------------------------------------------
   Net cash used for financing activities         ( 7,373)      (15,434)
- -----------------------------------------------------------------------------
Effect of exchange rate changes on cash               670         2,190
- -----------------------------------------------------------------------------
Net decrease in cash and cash equivalents         (19,326)      (18,923)
Cash and cash equivalents at beginning of period   56,407        61,393
- -----------------------------------------------------------------------------
Cash and cash equivalents at end of period       $ 37,081      $ 42,470
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

        Certain reclassifications have been made to the previously reported consolidated balance sheet at December 31, 1995 and to the consolidated statements of operations and cash flows for the six months ended June 30, 1995 to provide comparability with the current period presentation.


NOTE 2: In  October  1995, the Company entered  into  a  three year,  $100 million revolving credit agreement with a group of lenders. This line of credit represents the Company's primary source of external funding. At May 31, 1996, the Company did not meet the cumulative minimum required level of earnings  before income taxes, interest, and non-cash
        items required by the agreement, and by terms of the agreement the line of credit was reduced to $75 million. As of June 30, 1996, the Company was not in compliance with the capital expenditure covenant of the agreement. The lenders have stated their desire to renegotiate the financial covenants prior to providing a waiver of default for failure to comply with the capital expenditure covenant. The Company expects to successfully negotiate modifications to the financial covenants resulting in the ability to comply
        with  the  modified covenants in the future.   The  lenders
        have also stated that an availability reserve of $25 million will be placed on the line of credit until the Company has met the modified financial covenants for a consecutive six month period, effectively reducing the line to $50 million for that period. The lenders have stated that they do not plan to exercise any remedies of the default condition, which include but are not limited to termination of the agreement with all obligations under the agreement becoming immediately due and payable.

        An international subsidiary of the Company has a $21 million term loan agreement with a bank, guaranteed by the parent company, which includes cross-default provisions with the Company's revolving credit agreement. As such, the Company was not in compliance with the cross-default provisions included in the term loan agreement as of June 30, 1996. The bank has agreed to waive its remedies of this default condition.


NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

       ------------------------------------------------------------
                                June 30,         December 31,
                                  1996              1995
       ------------------------------------------------------------
       (In thousands)

       Raw materials           $ 30,132         $ 36,336
       Work-in-process           23,153           25,037
       Finished goods            20,808           17,140
       Service spares            29,939           33,300
       ------------------------------------------------------------
       Totals                  $104,032         $111,813
       ============================================================


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: Property,   plant,  and  equipment  -  net   includes
        allowances for depreciation and amortization of $304.5 million and $304.6 million at June 30, 1996 and December 31, 1995, respectively.


NOTE 5: In the quarter ended March 31, 1996, the Company sold its stock investment in an affiliated company at a gain of $9.4 million ($.20 per share). The gain is included in "Gains on sales of investments in affiliated companies" in the consolidated statement of operations for the six months ended June 30, 1996.

        In  the  quarter ended June 30, 1995, the Company sold  one of its subsidiaries at a gain of $5.0 million ($.11 per share). The subsidiary was not significant to the Company's results of operations. The gain is included in "Gains on sales of investments in affiliated companies" in the consolidated statements of operations for the quarter and six months ended June 30, 1995.


NOTE 6: During the second quarter of 1995, the Company undertook a restructuring program designed to further adapt the Company's cost structure to changed industry and market conditions. The program, as originally planned, consisted of direct reductions in workforce, other workforce reductions through attrition, and disposition of four unprofitable non-core business units over the twelve month period ending June 30, 1996. The program, had it been fully executed with respect to the four business units, would have provided an operating expense reduction of approximately $100 million annually on a prospective basis. Of this total anticipated annual savings, approximately $66 million was to be derived from disposition of the business units. As of June 30, 1996, the Company does not have committed buyers for these business units. The Company is continuing its efforts to sell these businesses and does not anticipate incurrence of a loss on the sale of any of the units. Revenues and losses of the four business units totaled $31 million and $15 million, respectively, for the first half of 1996 ($39 million and $20 million, respectively, for the first half of 1995), and their total assets are approximately $45 million. The Company estimates annual savings related to restructuring actions taken thus far under the plan of $35 million, derived primarily from reduced employee headcount.

        The second quarter 1995 restructuring charge totaled $7.5 million, primarily for employee severance pay and related costs. Approximately 450 positions were eliminated through direct reductions in workforce, with approximately 350 others eliminated through attrition. All employee groups were affected, but the majority of eliminated positions derived from the research and development, systems engineering and support, and sales and marketing areas. The total cash expenditure through December 31, 1995 was $3.6 million. Cash expenditures during the first half of 1996 were insignificant. The $7.5 million charge is included in "Restructuring charge" in the 1995 consolidated statement of operations.

        Unrelated  to  the  1995 restructuring  plan,  the  Company announced in July 1996 its intention to sell its 50% ownership interest in Bentley Systems, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further description of the Company's relationship with Bentley.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7: Supplementary cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of a business acquisition and divestiture and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

      -----------------------------------------------------------------
                                 Cash Provided By (Used For) Operations
      Six Months Ended June 30,             1996          1995
      -----------------------------------------------------------------
      (In thousands)

      (Increase) decrease in:
        Accounts receivable, net          $23,187       $53,258
        Inventories                         8,718       ( 7,495)
        Refundable income taxes           (   425)      ( 1,685)
        Other current assets                5,728       ( 7,036)
      Increase (decrease) in:
        Trade accounts payable            (17,036)           66
        Accrued compensation and other
         accrued expenses                 ( 8,510)      (   611)
       Billings in excess of sales        ( 9,012)      (24,984)
       Income taxes payable               ( 2,569)      ( 1,676)
      -----------------------------------------------------------------
      Net changes in current assets
        and liabilities                   $    81       $ 9,837
      =================================================================

        Cash payments for income taxes totaled $2,784,000 and $2,136,000 for the six months ended June 30, 1996 and 1995, respectively. Cash payments for interest during those periods totaled $2,286,000 and $1,396,000, respectively.

        There were no significant non-cash investing and financing transactions in the first half of 1996. Investing and financing transactions in the first half of 1995 that did not require cash consisted of acquisition of a business for total consideration of $7,500,000, consisting of issuance of 797,931 shares of the Company's common stock and the granting of options on 148,718 of the Company's shares to employees of the acquired company.


NOTE 8: Effective  January  1,  1996,  the  Company   adopted
        Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. For long-lived assets and certain intangible assets to be held and used by an entity, including goodwill, the Statement requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including an estimate of the future cash flows expected to result from use of the asset and its eventual disposition. An impairment loss, based on a comparison of the carrying value to the fair value of the asset, must be recognized if the sum of the expected future cash flows from the asset is less than the carrying amount of the asset. For long-lived assets and certain identifiable intangible assets to be disposed of, the Statement requires financial statement reporting at the lower of the carrying amount or fair value of the asset less cost to sell. Application of this Statement did not materially affect the Company's results of operations or financial position in the first half of 1996.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which is effective for transactions entered into during calendar year 1996 for the Company, establishes accounting and reporting standards for stock-based employee compensation plans including, with respect to the Company, stock options and employee stock purchase plans.

        The Statement defines a fair value-based method of accounting for employee stock options under which compensation cost is measured at the date options are granted and recognized by charges to expense over the employees' service periods, and it encourages entities to adopt that method of accounting. It also allows entities to continue to measure compensation cost using the method prescribed under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recognized for the excess, if any, of the market price of the stock at grant date over the amount the employee must pay to acquire the stock. The Company, under the provisions of APB No. 25, recognizes no compensation expense for employee stock options when options are granted to employees at a price equal to the market price of the Company's stock at the date of grant, and recognizes no compensation expense for the price discount given its employees under its employee stock purchase plan. The Company has elected to remain under the provisions of APB No. 25 with respect to its employee stock options that are granted at market price at date of grant, and with respect to its employee stock purchase plan. This decision will result in recognition of no compensation expense for stock options or employee stock purchases in 1996 and future years. However, in accordance with the disclosure provisions of the Statement, and commencing with its 1996 Annual Report to Shareholders, the Company will provide proforma basis information to reflect results of operations and earnings per share had compensation expense been recognized for these items.


NOTE 10: In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of 797,931 shares of the Company's common stock and the granting of stock options on 148,718 of the Company's shares to employees of InterCAP. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. The acquisition has not had a material effect on the Company's results of operations.



             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- -------

Earnings. In the second quarter of 1996 the Company incurred a net loss of $.32 per share on revenues of $268.2 million versus a loss in the second quarter of 1995 of $.48 per share on revenues of $260.2 million. For the first half of 1996, the Company lost $.46 per share on revenues of $524.9 million versus a loss of $.97 per share on revenues of $517.5 million for the same prior year period. The first half 1996 loss included a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company. The second quarter and first half 1995 loss included a $7.5 million ($.16 per share) restructuring charge (see "Restructuring" below) and a $5.0 million gain ($.11 per share) on the sale of a subsidiary operation. Losses excluding these non-recurring items and all other items of non-operating income and expense totaled $.67 per share in the first half of 1996 versus $.97 per share for the first half of 1995. This $.30 per share improvement results primarily from a 6% decline in operating expenses. The Company's first half 1996 loss from operations results primarily from a revenue shortfall and from declining gross margins. The Company believes its new operating system, software application offerings, and hardware architecture strategies will prove to be the correct choices; however, revenue to date associated with new software product offerings has not met expectations, resulting in a revenue base that is not adequate to cover operating expenses.

Remainder of the Year. The Company expects that current industry conditions characterized by rapidly changing technologies, demand for higher performance and lower priced products, intense competition, shorter product cycles, and by development and support of software standards that result in less specific hardware and software dependencies by customers will continue in 1996 and beyond. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously  develop  and  deliver  new  hardware  and  software products that are competitively priced, deliver enhanced performance, and meet customer requirements for standardization and interoperability. The Company believes that its new operating system and hardware architecture strategies, the availability of new products, and the cost benefits of the 1995 restructuring of its business will act to improve its operating results. However, to achieve profitability, the Company must substantially increase sales volume while continuing to control cost.

Restructuring. During the second quarter of 1995, the Company undertook a restructuring program designed to further adapt the Company's cost structure to changed industry and market conditions. The program, as originally planned, consisted of direct reductions in workforce, other workforce reductions through attrition, and disposition of four unprofitable non-core business units over the twelve month period ending June 30, 1996. The program, had it been fully executed with respect to the four business units, would have provided an operating expense reduction of approximately $100 million annually on a prospective basis. Of this total anticipated annual savings, approximately $66 million was to be derived from disposition of the business units. As of June 30, 1996, the Company does not have committed buyers for these business units. The Company is continuing its efforts to sell these business units and does not anticipate incurrence of a loss on the sale of any of the units. Revenues and losses of the four business units totaled $31 million and $15 million, respectively, for the first half of 1996 ($39 million and $20 million, respectively, for the first half of 1995), and their total assets are approximately $45 million. The Company estimates annual savings related to restructuring actions taken thus far under the plan of $35 million, derived primarily from reduced employee headcount.

The second quarter 1995 restructuring charge totaled $7.5 million, primarily for employee severance pay and related costs. Approximately 450 positions were eliminated through direct reductions in workforce, with approximately 350 others eliminated through attrition. All employee groups were affected, but the majority of eliminated positions derived from the research and development, systems engineering and support, and sales and marketing areas. The total cash expenditure through December 31, 1995 was $3.6 million. Cash expenditures during the first half of 1996 were insignificant. The $7.5 million charge is included in "Restructuring charge" in the 1995 consolidated statement of operations.

Bentley Systems, Inc. The Company has a non-exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company has a right to sell MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications, via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. During the first half of 1996, the Company's sales of MicroStation declined by 45% from the prior year level to approximately $14 million. Effective January 1, 1996, the per copy royalty payable by the Company to BSI was increased 31%. In addition, in 1995 BSI was obligated to pay the Company a per copy distribution fee based on BSI's MicroStation sales to resellers. In 1996, the Company no longer has the right to receive per copy distribution fees from BSI. The Company estimates that the effect of reduced revenues, increased royalties and discontinued distribution fees on first half 1996 results of operations was a 3% reduction in revenues and an increase in net loss of approximately $11 million or $.24 per share. In July 1996, the Company announced that it has engaged an investment banking firm to value and sell its 50% ownership interest in Bentley.

New Products. During the first quarter of 1996, the Company announced a complete line of workstations and servers based on Intel Corporation's Pentium Pro microprocessor, including the TD desktop and high-end TDZ workstations for graphics-intensive applications, the StudioZ workstation for manipulation of video and film imagery, and a line of Web servers for meeting the heavy demand of visitors to a web site. These products began shipping in the first quarter with the exception of the StudioZ workstation, which will begin shipping in the third quarter. During the second quarter of 1996, the Company announced a new add-in 3D graphics card, Intense 3D, which delivers workstation class 3D graphics to the Pentium- or Pentium Pro-based personal computer. In addition, the Company has entered into a joint marketing and sales relationship with MCI Telecommunications Corporation for the Internet/Intranet connectivity market.

In late 1995, the Company announced its Jupiter technology, a Windows-based component software architecture that is the foundation of many new computer-aided-design/computer-aided manufacturing/computer-aided-engineering (CAD/CAM/CAE) and geographic information systems (GIS) applications software developed by the Company. The first two products built on Jupiter technology began shipping in the second quarter. Initial sales of these products did not meet Company expectations or contribute substantially to revenues for the quarter due in part to the offering of these products on a "try and buy" basis and resulting delays in sales, and to certain performance issues in the initial release of the software. The Company continues to believe that these products will be key contributors to the long-term success of the Company.

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


ORDERS/REVENUES
- ---------------

Orders. Second quarter and first half 1996 systems orders totaled $185.4 million and $329.7 million, respectively, an increase of approximately 6% and 1%, respectively, from the same prior year periods. U.S. systems orders were down 8% and 4%, respectively, from the second quarter and first half 1995 levels. The decrease in first half 1996 U.S. systems orders results from an orders decline in one of the Company's non-core business units that is part of the Company's restructuring plan. Excluding this business unit, U.S. systems orders were up 3% from the first half 1995 level. International systems orders were up 19% and 6%, respectively, from the second quarter and first half 1995 levels. European systems order levels were up slightly; other international systems orders increased 10% over the first half of 1995 due primarily to orders for the Company's Public Safety software product and related consulting services. Second quarter systems orders were up 29% from the first quarter 1996 level, with all regions showing improvement.

NAVAIR/SPAWAR Contract. In July 1994, the U.S. Navy awarded the Company the Naval Air Systems Command and Space and Naval Warfare Command contract ("NAVAIR and SPAWAR") to provide CAD/CAM/CAE systems and services for electronics and mechanical applications. The estimated maximum value of the NAVAIR/SPAWAR contract is $398 million, and the term of the contract is twelve years, assuming all optional annual renewals of the contract are exercised. Under the terms of the contract, the customer is obligated to purchase only $1 million in systems and services, and there can be no assurance that the Company will receive orders for the maximum value of the contract. Given the nature of the contract, the Company cannot determine the amount of orders that will be received or anticipate the level of annual revenues over the term of the contract. Orders and revenues under this contract in the first half of 1996 were not significant.

Soon after the original award, the NAVAIR/SPAWAR contract was formally protested by one of the losing bidders. The Company supported the efforts of the Navy in defending against the protest, and in October 1994, the Company was notified that the original award was upheld. This holding was appealed through the federal court system, and in July 1996, the Company was notified that the contract would stand as originally awarded. No further protests of this contract are expected.

Revenues.   Total revenues for second quarter and first  half  of
1996 were $268.2 million and $524.9 million, respectively, up slightly from comparable 1995 levels. Sales outside the U.S. represented 54% of total revenues in the first half of 1996, relatively unchanged from the first half and full year 1995 levels. European revenues were 34% of total revenues for the first half of 1996, also relatively unchanged from the first half and full year 1995 levels.

Systems. Systems revenue for the second quarter and first half of 1996 was $174.9 million and $338.1 million, respectively, up 8% and 4%, respectively, from the same prior year periods. Federal government systems revenues were up 17% from the first half 1995 level, while U.S. commercial systems revenue declined 3%, resulting in an overall 3% systems revenue increase in the U.S. The decrease in first half 1996 U.S. commercial systems revenues results from a revenue decline in one of the Company's non-core business units that is part of the Company's restructuring plan. Excluding this business unit, U.S. systems revenues were up 7% from the first half 1995 level. International systems revenues were up 4% from the first half 1995 level. European and other international systems revenues increased by 1% and 10%, respectively.

First  half 1996 total hardware revenues increased 14%  from  the prior year period. Workstation and server unit sales in the first half of 1996 were up 53% from the prior year period, while workstation and server revenues increased only 29% due to a 6% decline in the average per unit sales price. Software revenues were down 4% from the prior year level, including a 45% decline in MicroStation revenues (for further discussion of this impact on the Company, see "Bentley Systems, Inc." above). Excluding MicroStation, software revenues increased 9% from the first half 1995 level due primarily to an increase in plant design and electronics software applications sales. Sales of Windows-based software represented approximately 74% of total software revenues in the first half of 1996, up from approximately 64% in the first half of 1995.

For the first half of 1996, hardware revenues were in line with planned revenue levels; however, software revenues were well below plan. The software revenue shortfall can be attributed to slower than anticipated orders for the Company's new Jupiter Windows-based software products, soft demand in Europe, less than expected effectiveness in indirect sales channels, and loss of MicroStation sales.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company-provided training, consulting, and other services. These forms of revenue totaled $93.3 million for the second quarter and $186.8 million for the first half of 1996, a decrease of 5% and 3%, respectively, from the comparable prior year periods. Maintenance revenues for the first half of 1996 totaled $145.3 million, a 10% decline from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in a decline in maintenance revenues. Services revenue represents approximately 8% of total first half 1996 revenues and has increased 36% from the same prior year period.


GROSS MARGIN
- ------------

The Company's total gross margin for the second quarter and first half of 1996 was approximately 37.5% versus 38.6% for the first half of 1995 and 39.1% for the full year 1995.

Systems margin for the second quarter and first half of 1996 was 35.4%, down 1.9 points from the second quarter 1995 level, down
1.2 points from the first half 1995 level, and down 2.7 points from the full year 1995 level. The decline is due primarily to a higher hardware content in the product. Additionally, in 1996, the Company no longer is due per copy distribution fees on BSI's MicroStation sales to resellers, and the Company is paying per copy royalties to BSI at a 31% higher rate (for further discussion of this impact on the Company, see "Bentley Systems, Inc." above).

In general, systems margin may be lowered by price competition, a stronger dollar in international markets, effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales, to total systems sales. Systems margins may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and by reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for the second quarter and  first half  of 1996 was 42.3% and 41.3%, respectively, relatively  flat
with   the  comparable  prior  year  periods.   Full  year   1995
maintenance and services margin was 41%.


OPERATING EXPENSES (exclusive of restructuring charges)
- -------------------------------------------------------

Operating expenses for the second quarter and first half of  1996
decreased  6%  from  the comparable prior  year  periods.   Total
employee  headcount  has declined 5% from  the  first  half  1995 level.

Product development expense for the second quarter and first half of 1996 declined 12% and 14%, respectively, from the same prior year periods. Sales and marketing expense for the second quarter and first half of 1996 declined 4% and 5%, respectively. These declines from 1995 levels are due primarily to a decline in headcount and related overhead expenses resulting from restructuring actions taken in the second quarter of 1995. The decline in sales and marketing expense was offset to a degree by increased product advertising and promotional expenses associated with the Company's new product offerings. General and administrative expenses for the first half of 1996 are flat with the prior year level.


NONOPERATING INCOME AND EXPENSE
- -------------------------------

Interest expense was $1.2 million for the second quarter and $2.4 million for the first half of 1996 versus $.9 million and $1.8 million, respectively, for the same prior year periods. The Company's outstanding debt increased in comparison to the same prior year periods. See "Liquidity and Capital Resources" below for discussion of the Company's current financing requirements.

In the first quarter of 1996, the Company sold a stock investment in an affiliated company, resulting in a gain of $9.4 million ($.20 per share). In the second quarter of 1995, the Company sold one of its subsidiary operations, resulting in a gain of $5 million ($.11 per share). These gains are included in "Gains on sales of investments in affiliated companies" in the consolidated statements of operations.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of aggregate foreign exchange gains/losses, other miscellaneous items of nonoperating income and expense, and nonrecurring charges/credits.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
- ------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 1996 and the full year 1995, approximately 54% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. A weaker U.S. dollar will have the opposite effect. The currency effect of the slightly stronger U.S. dollar thus far in 1996 has not materially affected the Company's results of operations.

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with respect to currency risk are located in Europe, specifically Germany, U.K., The Netherlands, France and Spain. Primarily but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate-related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
- ------------

The Company incurred a loss before income tax benefit of $21.6 million in the first half of 1996 versus $44.4 million in the first half of 1995. The 1996 loss generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, cash and short-term investments totaled $37.1 million compared to $56.4 million at December 31, 1995. Cash generated from operations in the first half of 1996 totaled $5.2 million ($25.8 million in the first half of 1995, including $22.1 million in refunds of prior years' U.S. federal income tax payments as the result of carryback of the 1994 U.S. tax return loss).

Net cash used for investing activities totaled $17.9 million in the first half of 1996 versus $31.5 million in the first half of 1995. Included in investing activities were capital expenditures of $17.1 million ($21.2 million in the first half of 1995), primarily for Intergraph products used in hardware and software development. The Company expects that capital expenditures for the full year 1996 will require $35 to $40 million, primarily for computer equipment manufactured by the Company for use in hardware and software development. The Company's revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures. The Company slightly exceeded the level of capital expenditures allowed under the agreement for the twelve month period ended June 30, 1996 (for further discussion of the impact on the Company, see "Revolving Credit Agreement" below). Other significant investing activities included $9.9 million for capitalizable software development costs ($13.5 million in the first half of 1995) and $9.8 million in proceeds from sales of investments in affiliated companies ($7 million in the first half of 1995).

Net cash used for financing activities totaled $7.4 million in the first half of 1996 versus $15.4 million in the first half of 1995. First half 1996 financing activities included $9.4 million for net repayment of short- and long-term debt, compared with $19 million in the first half of 1995.

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

Revolving Credit Agreement. In October 1995, the Company entered into a three-year revolving credit agreement with a group of lenders. Borrowings available under the agreement are determined by the amounts of eligible assets of the Company, as defined in the agreement, including cash, accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and Canada and, under certain circumstances, the accounts receivable of some European subsidiaries of the Company. The rate of interest on all borrowings under the agreement is, at the Company's option, the Citibank base rate of interest plus 1.75% or the Eurodollar rate plus 2.75%. The average effective rate of interest was 10.23% for the period of time in the first half of 1996 during which the Company had outstanding borrowings under the agreement. The agreement requires the Company to pay a commitment fee of .5% annually on the average unused daily portion of the revolving credit commitment. Outstanding borrowings were $12 million under this agreement at June 30, 1996, with an additional $19 million of the available credit line allocated to support letters of credit issued by the Company.

The   revolving  credit  agreement  contains  certain   financial
covenants  of  the Company, including minimum net worth,  minimum fixed  charge  coverage, minimum interest coverage,  and  maximum levels  of  capital expenditures, including capitalized  software
development costs.   In  addition, the agreement requires minimum
levels of earnings before income taxes, interest, and non-cash items and includes restrictive covenants that limit various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions  of  or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit  or prevent  certain other business changes.
At May 31, 1996, the Company did not meet the minimum required level of earnings before income taxes, interest, and non-cash items, and in accordance with the agreement, the  line of credit was reduced from $100 million to $75 million. As  of June 30, 1996, the Company was not in compliance with the capital  expenditure financial covenant of the agreement. The lenders have stated their desire to renegotiate the financial covenants prior to providing a waiver of default for
failure to comply  with  the  capital  expenditure  covenant.   The
Company expects to successfully negotiate modifications to the financial covenants resulting in the ability to comply with the modified covenants in the future. The lenders have also stated that an availability reserve of $25 million will be placed on the line of credit until the Company has met the modified financial covenants for a consecutive six month period, effectively reducing the line to $50 million for that period. The lenders have stated that they do not plan to exercise any remedies of the default condition, which include but are not limited to termination of the agreement with all obligations under the agreement becoming immediately due and payable.

An international subsidiary of the Company has a $21 million term loan agreement with a bank, guaranteed by the parent company, which includes cross-default provisions with the Company's revolving credit agreement. As such, the Company was not in compliance with the cross-default provisions included in the term loan agreement as of June 30, 1996. The bank has agreed to waive its remedies of this default condition.

At June 30, 1996, the Company had $50 million in debt on which interest is charged under various floating rate arrangements, primarily under short-term credit facilities, mortgages, and a term loan. The Company is exposed to market risk of future increases in interest rates on a total of $29 million of these loans.

The Company believes that existing cash balances, together with cash generated by operations and cash available under its revolving credit agreement, will be adequate to meet cash requirements for the remainder of 1996. Cash may also be generated through sale of the Company's non-core businesses though the timing of any such sale is at present uncertain.


INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

   Item 4: Submission of Matters to a Vote of Security Holders

           Intergraph    Corporation's    Annual    Meeting     of
           Shareholders was held on May 16, 1996. The results of the meeting follow.

           (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees, with the exception of Richard K. Snelling, were serving as Directors of the Company at the time of their nomination.

                                                        Votes
                                         ----------------------------------
                                              For          Against/Withheld
                                         -------------   ------------------
               Roland E. Brown             38,691,885          612,368
               Larry J. Laster             38,859,989          444,263
               James W. Meadlock           38,851,224          453,029
               Richard K. Snelling         38,847,449          456,804
               Keith H. Schonrock, Jr.     38,683,769          620,483
               James F. Taylor, Jr.        38,786,230          518,023
               Robert E. Thurber           38,839,110          465,143

               Mr. Snelling resigned as a Director of the Company August 1, 1996, for personal reasons.

           (2) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 39,170,810 for, 69,429 against, and 64,014 abstentions.


   Item 6: Exhibits and Reports on Form 8-K

           (a) Exhibit 11, Computations of loss per share, pages 19 to 20.

           (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.



             INTERGRAPH CORPORATION AND SUBSIDIARIES

                           SIGNATURES


   Pursuant  to the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By: /s/ Larry J. Laster                By: /s/ John W. Wilhoite
- -------------------------------        ------------------------------------
        Larry J. Laster                        John W. Wilhoite
        Executive Vice President,              Vice President and Controller
        Chief Financial Officer and            (Principal Accounting Officer)
        Director

Date:   August 13, 1996                Date:   August 13, 1996