Form 10-Q
period 1996-09-30
INTERGRAPH CORP
filed 1996-11-13
CIK 351145

===============================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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


    Common stock, par value  $.10 per share:  47,590,587 shares outstanding as of September 30, 1996

===============================================================================

                      INTERGRAPH CORPORATION
                             FORM 10-Q
                        September 30, 1996

                               INDEX

                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements


          Consolidated Balance Sheets at September 30, 1996 and           2
             December 31, 1995

          Consolidated Statements of Operations for the quarters
             ended September 30, 1996 and 1995                            3

          Consolidated Statements of Operations for the nine
             months ended September 30, 1996 and 1995                     4

          Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1996 and 1995                     5

          Notes to Consolidated Financial Statements                    6 - 10

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11 - 18


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                               20



PART I. FINANCIAL INFORMATION

                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

-------------------------------------------------------------------------------
                                                    September 30,  December 31,
                                                        1996           1995
-------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                           $ 38,595      $ 56,407
  Accounts receivable, net                             308,292       324,051
  Inventories                                           95,269       111,813
  Refundable income taxes                                5,810         6,391
  Other current assets                                  35,171        43,190
-------------------------------------------------------------------------------
      Total current assets                             483,137       541,852

  Investments in affiliated companies                   21,141        11,636
  Other assets                                          63,133        59,900
  Property, plant, and equipment, net                  187,898       212,657
-------------------------------------------------------------------------------
      Total Assets                                    $755,309      $826,045
===============================================================================


Liabilities and Shareholders' Equity
  Trade accounts payable                              $ 38,579      $ 54,352
  Accrued compensation                                  49,796        51,301
  Other accrued expenses                                64,364        72,479
  Billings in excess of sales                           49,768        63,707
  Income taxes payable                                   4,373         6,720
  Short-term debt and current
   maturities of long-term debt                         32,562        32,153
-------------------------------------------------------------------------------
      Total current liabilities                        239,442       280,712

  Deferred income taxes                                  3,804         3,881
  Long-term debt                                        31,319        37,388
-------------------------------------------------------------------------------
      Total liabilities                                274,565       321,981
-------------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                            5,736         5,736
   Additional paid-in capital                          230,394       233,940
   Retained earnings                                   373,291       408,791
   Cumulative translation adjustment                     4,950         8,650
   Unrealized holding gain on
    available-for-sale securities                        8,745           ---
-------------------------------------------------------------------------------
                                                       623,116       657,117
   Less - cost of 9,770,775 treasury shares at
    September 30, 1996 and 10,501,309 treasury
    shares at December 31, 1995                       (142,372)     (153,053)
-------------------------------------------------------------------------------
      Total shareholders' equity                       480,744       504,064
-------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity      $755,309      $826,045
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

-------------------------------------------------------------------------------
Quarter Ended September 30,                    1996        1995
-------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $185,310     $181,143
 Maintenance and services                     91,003       98,088
-------------------------------------------------------------------------------
   Total revenues                            276,313      279,231
-------------------------------------------------------------------------------

Cost of revenues
 Systems                                     117,210      115,300
 Maintenance and services                     56,102       57,959
-------------------------------------------------------------------------------
   Total cost of revenues                    173,312      173,259
-------------------------------------------------------------------------------

   Gross profit                              103,001      105,972

Product development                           26,563       26,561
Sales and marketing                           60,482       64,486
General and administrative                    25,325       23,752
-------------------------------------------------------------------------------

   Loss from operations                      ( 9,369)     ( 8,827)

Interest expense                             ( 1,318)     (   896)
Interest income                                  453          396
Gains on sales of investments in
 affiliated companies                            316          376
Equity in earnings (losses) of
 affiliated companies                        ( 2,941)         863
Other income (expense) - net                 ( 1,071)          39
-------------------------------------------------------------------------------

   Loss before income taxes                  (13,930)     ( 8,049)

Income taxes                                     ---          ---
-------------------------------------------------------------------------------

   Net loss                                 $(13,930)    $( 8,049)
===============================================================================

   Net loss per share                       $(   .29)    $(   .17)
===============================================================================

Weighted average shares outstanding           47,243       46,146
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

-------------------------------------------------------------------------------
Nine Months Ended September 30,               1996        1995
-------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $523,409     $506,831
 Maintenance and services                    277,776      289,896
-------------------------------------------------------------------------------
   Total revenues                            801,185      796,727
-------------------------------------------------------------------------------

Cost of revenues
 Systems                                     335,691      321,636
 Maintenance and services                    165,722      169,584
-------------------------------------------------------------------------------
   Total cost of revenues                    501,413      491,220
-------------------------------------------------------------------------------

   Gross profit                              299,772      305,507

Product development                           77,812       86,231
Sales and marketing                          189,936      201,294
General and administrative                    72,879       71,021
Restructuring charge                             ---        7,470
-------------------------------------------------------------------------------

   Loss from operations                      (40,855)     (60,509)

Interest expense                             ( 3,723)     ( 2,726)
Interest income                                1,333        1,285
Gains on sales of investments in
 affiliated companies                          9,689        5,972
Equity in earnings of affiliated companies       977        3,266
Other income (expense) - net                 ( 2,921)         233
-------------------------------------------------------------------------------

   Loss before income taxes                  (35,500)     (52,479)

Income taxes                                     ---          ---
-------------------------------------------------------------------------------

   Net loss                                 $(35,500)    $(52,479)
===============================================================================

   Net loss per share                       $(   .75)    $(  1.14)
===============================================================================

Weighted average shares outstanding           47,046       45,894
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

-------------------------------------------------------------------------------
Nine Months Ended September 30,                         1996          1995
-------------------------------------------------------------------------------
(In thousands)

Cash provided by (used for):
Operating Activities:
  Net loss                                            $(35,500)    $(52,479)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                        57,569       59,632
   Non-cash portion of restructuring charge                ---        4,110
   Collection of income tax refunds                      1,932       22,146
   Gains on sales of investments in affiliated
    companies                                          ( 9,689)     ( 5,972)
   Equity in earnings of affiliated companies          (   977)     ( 3,266)
   Net changes in current assets and liabilities       ( 1,733)      22,101
-------------------------------------------------------------------------------
   Net cash provided by operating activities            11,602       46,272
-------------------------------------------------------------------------------

Investing Activities:
  Purchase of property, plant, and equipment           (23,974)     (37,885)
  Capitalized software development costs               (12,093)     (20,476)
  Proceeds from sales of investments in
   affiliated companies                                 10,077        7,408
  Other                                                (   605)     (11,036)
-------------------------------------------------------------------------------
   Net cash used for investing activities              (26,595)     (61,989)
-------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                      11,439       34,139
  Debt repayment                                       (17,715)     (46,518)
  Proceeds of employee stock purchases                   2,685        2,856
  Proceeds of exercise of stock options                    285        2,770
-------------------------------------------------------------------------------
   Net cash used for financing activities              ( 3,306)     ( 6,753)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    487        2,067
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (17,812)     (20,403)
Cash and cash equivalents at beginning of period        56,407       61,393
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 38,595     $ 40,990
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

        Certain reclassifications have been made to the previously reported consolidated balance sheet at December 31, 1995, the consolidated statement of cash flows for the nine months ended September 30, 1995, and to the consolidated statements of operations for the quarter and nine months ended September 30, 1995 to provide comparability with the current period presentation.


NOTE 2: In October 1995, the Company entered into a three year, $100 million revolving credit agreement with a group of lenders. This line of credit represents the Company's primary source of external funding. At May 31, 1996, the Company did not meet the cumulative minimum required level of earnings before income taxes, interest, and non-cash items required by the agreement, and as a result the lenders reduced credit available under the agreement to $75 million. At June 30, 1996, the Company was not in compliance with the capital expenditure covenant of the agreement and at July 31, 1996, the Company did not meet the minimum net worth financial covenant. On September 11, 1996, the lenders granted a waiver of default for failure to comply with these covenants and amended the agreement to revise certain financial covenants. In addition, the lenders have placed an availability reserve of $25 million on the line of credit until the Company has met the amended financial covenants for a consecutive six month period, effectively reducing the line to $50 million for that period. The Company was in compliance with all covenants as of September 30, 1996.

        An international subsidiary of the Company has a $20 million term loan agreement with a bank, guaranteed by the parent company, which includes cross-default provisions with the Company's revolving credit agreement and various other restrictive covenants.


NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

        ----------------------------------------------------------
                              September 30,    December 31,
                                  1996            1995
        ----------------------------------------------------------
        (In thousands)

        Raw materials           $26,254         $ 36,336
        Work-in-process          23,998           25,037
        Finished goods           16,073           17,140
        Service spares           28,944           33,300
        ----------------------------------------------------------
        Totals                  $95,269         $111,813
        ==========================================================


              INTERGRAPH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: Property, plant, and equipment - net includes allowances for depreciation and amortization of $311.8 million and $304.6 million at September 30, 1996 and December 31, 1995, respectively.


NOTE 5: In the quarter ended March 31, 1996, the Company sold its stock investment in an affiliated company at a gain of $9.4 million ($.20 per share). The gain is included in "Gains on sales of investments in affiliated companies" in the consolidated statement of operations for the nine months ended September 30, 1996.

        In  the quarter ended June 30, 1995, the Company sold  one of its subsidiaries at a gain of $5.0 million ($.11 per share). The subsidiary was not significant to the Company's results of operations. The gain is included in "Gains on sales of investments in affiliated companies" in the consolidated statement of operations for the nine months ended September 30, 1995.


NOTE 6: In the quarter ended September 30, 1996, a company in which the Company holds a minority interest underwent an initial public offering of its stock. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company measures its investment in this affiliate at market value. The Company's unrealized gain of $8.7 million on this investment is included in "Unrealized holding gain on available-for-sale securities" in the shareholders' equity section of the consolidated balance sheet at September 30, 1996.


NOTE 7: During the second quarter of 1995, the Company undertook a restructuring program designed to further adapt the Company's cost structure to changed industry and market conditions. The program, as originally planned, consisted of direct reductions in workforce, other workforce reductions through attrition, and disposition of four unprofitable non-core business units over the twelve month period ended June 30, 1996. The program, had it been fully executed with respect to the four business units, would have provided an operating expense reduction of approximately $100 million annually on a prospective basis. Of this total anticipated annual savings, approximately $66 million was to be derived from disposition of the business units. As of September 30, 1996, the Company does not have committed buyers for these business units. The Company is continuing its efforts to sell these businesses.

        Revenues and losses of the four business units totaled $47 million and $21 million, respectively, for the first nine months of 1996 ($59 million and $28 million, respectively, for the first nine months of 1995), and their total assets are approximately $39 million. The Company estimates annual savings related to restructuring actions taken to date of $35 million, derived primarily from reduced employee headcount.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The second quarter 1995 restructuring charge totaled $7.5 million, primarily for employee severance pay and related costs. Approximately 450 positions were eliminated through direct reductions in workforce, with approximately 350 others eliminated through attrition. All employee groups were affected, but the majority of eliminated positions derived from the research and development, systems engineering and support, and sales and marketing areas. The total cash expenditure through December 31, 1995 was $3.6 million. Cash expenditures during the first nine months of 1996 were not significant. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations for the nine months ended September 30, 1995.

        Unrelated  to  the  1995 restructuring plan,  the  Company announced in July 1996 its intention to sell its 50% ownership interest in Bentley Systems, Inc. The Company does not have a committed buyer for its ownership interest as of September 30, 1996. See Management's Discussion and Analysis of Financial Condition and
        Results of Operations for further description of the Company's relationship with Bentley.

NOTE 8: Supplementary cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of a business acquisition and divestiture and restructuring charges, in reconciling net loss to net cash provided by operations are as follows:

        ----------------------------------------------------------
                            Cash Provided By (Used For) Operations
        Nine Months Ended
         September 30,                      1996          1995
        ----------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
        Accounts receivable, net          $ 10,570      $ 51,144
        Inventories                         18,889        17,152
        Refundable income taxes            (   536)      ( 1,708)
        Other current assets                 7,686       ( 6,182)

        Increase (decrease) in:
        Trade accounts payable             (15,197)      (10,587)
        Accrued compensation and other
         accrued expenses                  ( 6,749)        3,669
        Billings in excess of sales        (13,282)      (27,988)
        Income taxes payable               ( 3,114)      ( 3,399)
        ----------------------------------------------------------
        Net changes in current assets
         and liabilities                  $( 1,733)     $ 22,101
        ==========================================================

        Cash payments for income taxes totaled $3,719,000 and $3,128,000 for the nine months ended September 30, 1996 and 1995, respectively. Cash payments for interest during those periods totaled $3,494,000 and $2,673,000, respectively.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Investing and financing transactions in the first nine months of 1996 that did not require cash included the issuance of 438,357 shares of the Company's common stock to two individuals in connection with the Company's efforts to build its Public Safety business in the Asia Pacific
        region   and  an  $8.7  million  favorable  mark-to-market
        adjustment of an investment (see Note 6). Investing and financing transactions in the first nine months of 1995 that did not require cash consisted of acquisition of a
        business    for   total   consideration   of   $7,500,000,
        consisting of issuance of 797,931 shares of the Company's common stock and the granting of options on 148,718 of
        the   Company's  shares  to  employees  of  the   acquired
        company.


NOTE 9: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". For long-lived assets and certain intangible assets to be held and used by an entity, including goodwill, the Statement requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including an estimate of the future cash flows expected to result from use of the asset and its eventual disposition. An impairment loss, based on a comparison of the carrying value to the fair value of the asset, must be recognized if the sum of the expected future cash flows from the asset is less than the carrying amount of the asset. For long-lived assets and certain identifiable intangible assets to be disposed of, the Statement requires financial statement reporting at the lower of the carrying amount or fair value of the asset less cost to sell. Application of this Statement did not materially affect the Company's results of operations or financial position in the first nine months of 1996.


NOTE 10:Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into during calendar year 1996 for the Company, establishes accounting and reporting standards for stock-based employee compensation plans including, with respect to the Company, stock options and employee stock purchase plans.

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


NOTE 11: In January 1995, the Company acquired all of the outstanding stock of InterCAP Graphics Systems, Inc. for total consideration of $7.5 million, consisting of issuance of 797,931 shares of the Company's common stock and the granting of stock options on 148,718 of the Company's shares to employees of InterCAP. InterCAP is engaged in the business of designing and producing computer software systems that assist in creating, editing, converting and presenting technical illustrations used by large manufacturing firms. The accounts and results of operations of InterCAP have been combined with those of the Company since the date of acquisition using the purchase method of accounting. The acquisition has not had a material effect on the Company's results of operations.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. The Company incurred a net loss of $.29 per share on revenues of $276.3 million in the third quarter of 1996 versus a loss of $.17 per share on revenues of $279.2 million in the third quarter of 1995. For the first nine months of 1996, the Company lost $.75 per share on revenues of $801.2 million versus a loss of $1.14 per share on revenues of $796.7 million for the same prior year period. The loss for the first nine months of 1996 included a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company. The loss for the first nine months of 1995 included a $7.5 million ($.16 per share) restructuring charge (see "Restructuring" below) and a $5.0 million ($.11 per share) gain on the sale of a subsidiary operation. Losses excluding these non-recurring items and all other items of non-operating income and expense totaled $.87 per share in the first nine months of 1996 versus $1.16 per share in the first nine months of 1995. This $.29 per share improvement results primarily from a 5% decline in operating expenses.

The Company's losses from operations in the third quarter and first nine months of 1996 result primarily from a revenue shortfall and from declining gross margins.

The Company expects that current industry conditions characterized by rapidly changing technologies, demand for higher performance and lower priced products, intense competition, shorter product cycles, and by development and support of software standards that result in less specific hardware and software dependencies by customers will continue through the end of 1996 and beyond. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, deliver enhanced performance, and meet customer requirements for standardization and interoperability. The Company believes its new operating system, software application offerings, and hardware architecture strategies will prove to be the correct choices; however, revenue to date associated with new product offerings has not met expectations, resulting in a revenue base that is not adequate to cover operating expenses. To achieve profitability, the Company must substantially increase sales volume while continuing to control cost.

Restructuring. During the second quarter of 1995, the Company undertook a restructuring program designed to further adapt the Company's cost structure to changed industry and market conditions. The program, as originally planned, consisted of direct reductions in workforce, other workforce reductions through attrition, and disposition of four unprofitable non-core business units over the twelve month period ended June 30, 1996. The program, had it been fully executed with respect to the four business units, would have provided an operating expense reduction of approximately $100 million annually on a prospective basis. Of this total anticipated annual savings, approximately $66 million was to be derived from disposition of the business units. As of September 30, 1996, the Company does not have committed buyers for these business units. The Company is continuing its efforts to sell these business units.

Revenues and losses of the four business units totaled $47 million and $21 million, respectively, for the first nine months of 1996 ($59 million and $28 million, respectively, for the first nine months of 1995), and their total assets are approximately $39 million. The Company estimates annual savings related to restructuring actions taken thus far of $35 million, derived primarily from reduced employee headcount.

The second quarter 1995 restructuring charge totaled $7.5 million, primarily for employee severance pay and related costs.
Approximately 450 positions were eliminated through direct reductions in workforce, with approximately 350 others eliminated through attrition. All employee groups were affected, but the majority of eliminated positions derived from the research and development, systems engineering and support, and sales and marketing areas. The total cash expenditure through December 31, 1995 was $3.6 million. Cash expenditures during the first nine months of 1996 were insignificant. The $7.5 million charge is included in "Restructuring charge" in the consolidated statement of operations for the nine months ended September 30, 1995.

Bentley Systems, Inc. The Company has a non-exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company has a right to sell MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications, via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. During the first nine months of 1996, the Company's sales of MicroStation declined by 44% from the same prior year period to approximately $21 million. Effective January 1, 1996, the per copy royalty payable by the Company to BSI was increased 31%. In addition, in 1995, BSI was obligated to pay the Company a per copy distribution fee based on BSI's MicroStation sales to resellers. In 1996, the Company no longer has the right to receive per copy distribution fees from BSI. The Company estimates that these reduced revenues, increased royalties and discontinued distribution fees increased its net loss by approximately $20 million or $.42 per share for the first nine months of 1996.

The Company's business relationship with BSI is the subject of three arbitration proceedings, the outcome of which cannot currently be predicted. In July 1996, the Company announced the engagement of an investment banking firm to value and sell its ownership interest in BSI. The Company did not have a committed buyer at September 30, 1996.

New Products. During the first quarter of 1996, the Company announced a complete line of workstations and servers based on Intel Corporation's Pentium Pro microprocessor, including the TD desktop and high-end TDZ workstations for graphics-intensive applications, the StudioZ workstation for manipulation of video and film imagery, and a line of Web servers for meeting the heavy demand of visitors to a web site. These products began shipping in the first quarter with the exception of the StudioZ workstation, which began shipping in the third quarter. During the second quarter of 1996, the Company announced a new add-in 3D graphics card, Intense 3D, which delivers workstation class 3D graphics to the Pentium- or Pentium Pro-based personal computer. These graphics cards began shipping in the third quarter.

In  late  1995,  the Company announced its Jupiter  technology,  a
Windows-based  component  software  architecture   that   is   the
foundation   of    many  new  computer-aided-design/computer-aided
manufacturing/computer-aided-engineering (CAD/CAM/CAE) and geographic information systems (GIS) applications software products under development by the Company. The first two products built on Jupiter technology began shipping in the second quarter. Initial sales of these products have not met Company expectations and have not contributed substantially to 1996 revenues, due in part to the offering of these products on a "try and buy" basis with resulting delays in sales, and to certain performance issues in the initial release of the software. The second release of these products is
scheduled  for November 1996.  The Company continues   to  believe
that these products will be key contributors to the long- term success of the Company.


ORDERS/REVENUES
---------------

Orders.   Systems  orders  for the third quarter  and  first  nine
months of 1996 totaled $182.1 million and $511.7 million, respectively, a decrease of 4% and 1%, respectively, from the same prior year periods. U.S. systems orders were down 18% and 10%, respectively, from the third quarter and first nine months of 1995. The decline in U.S. orders results primarily from a decrease in Federal government orders and in one of the Company's non-core business units that is part of the Company's restructuring plan. International systems orders for the third quarter and first nine months of 1996 were up 13% and 8%, respectively, from the same prior year periods. Soft demand in Europe was offset by increased orders in other international regions, primarily the Asia Pacific region. International orders outside of Europe for the third quarter and first nine months of 1996 were up 84% and 31%, respectively, from the same prior year periods due in large part to orders for the Company's Public Safety software products and related consulting services. European orders for the first nine months of 1996 are down 6% from the same prior year period.

NAVAIR/SPAWAR Contract. In July 1994, the U.S. Navy awarded the Company the Naval Air Systems Command and Space and Naval Warfare Command contract ("NAVAIR and SPAWAR") to provide CAD/CAM/CAE systems and services for electronics and mechanical applications. The estimated maximum value of the NAVAIR/SPAWAR contract is $398 million, and the term of the contract is twelve years, assuming all optional annual renewals of the contract are exercised. Under the terms of the contract, the customer is obligated to purchase only $1 million in systems and services, and there can be no assurance that the Company will receive orders for the maximum value of the contract. Given the nature of the contract, the Company cannot determine the amount of orders that will be received or anticipate the level of annual revenues over the term of the contract. Orders and revenues under this contract in the first nine months of 1996 were not significant.

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

Revenues. Total revenues for the third quarter and first nine months of 1996 were $276.3 million and $801.2 million, respectively, down approximately 1% from the third quarter of 1995 and flat with the first nine months of 1995. Sales outside the U.S. represented 54% of total revenues in the first nine months of 1996, relatively unchanged from the first nine months of 1995. European revenues were 33% of total revenues for the first nine months of 1996, also relatively unchanged from the comparable 1995 period.

Systems.   Systems revenues for the third quarter and  first  nine
months   of   1996   were  $185.3  million  and  $523.4   million,
respectively, up 2% and 3%, respectively, from the same prior year periods. Federal government systems revenues were up 13% from the first nine months of 1995, while U.S. commercial revenues declined 7%, resulting in an overall unchanged level of systems revenue in the U.S. The decrease in U.S. commercial systems revenues results from a revenue decline in one of the Company's non-core business units that is part of the Company's restructuring plan. Excluding this business unit, U.S. systems revenues were up 4% from the first nine months of 1995. International systems revenues for first nine months of 1996 were up 7% from the same prior year period. European revenues were flat with the prior year level, while systems revenues for the other international regions, primarily the Asia Pacific region, have increased by 18%, due in part to increased activity in Public Safety software products and consulting.

Hardware revenues for the first nine months of 1996 have increased 10% from the prior year period. Workstation and server unit sales in the first nine months of 1996 were up 38% from the prior year period; however, workstation and server revenues increased only 22% due to a 5% decline in the average per unit selling price.
Software revenues were down 7% from the prior year level, including a 44% decline in MicroStation revenues (for further discussion of this impact on the Company, see "Bentley Systems, Inc."
above).   Excluding MicroStation, software revenues  increased  5%
from the first nine months of 1995 due primarily to an increase in sales of plant design and electronics software applications. Sales of Windows based software represented approximately 76%  of  total
software   revenues during the first nine months of 1996,  up from
approximately 67% for the comparable prior year period.

Hardware revenues for 1996 have increased at less than the planned rate. Software revenues have declined and are well below plan due to slower than anticipated orders for the Company's new Jupiter Windows-based software products, soft demand in Europe and in the Company's federal government business, less than expected effectiveness in indirect sales channels, and loss of MicroStation sales.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided training, consulting, and other services. These forms of revenue totaled $91.0 million for the third quarter and $277.8 million for the first nine months of 1996, a decline of 7% and 4%, respectively, from the comparable prior year periods. Maintenance revenues for the first nine months of 1996 totaled $214.7 million, down 12% from the same prior year period due to the trend within the industry toward lower priced products and longer warranty periods. Services revenue represents approximately 8% of total revenues and has increased 34% from the same prior year period.


GROSS MARGIN
------------

The Company's total gross margin for the third quarter and first nine months of 1996 was approximately 37.4% versus 38.3% for the first nine months of 1995 and 39.1% for the full year 1995.

Systems margin for the third quarter and first nine months of 1996 was 36.7% and 35.9%, respectively, relatively flat with the same prior year periods. Systems margin for the first nine months of 1996 was down 2.2 points from the full year 1995 level. This decline is due primarily to the higher hardware content of the Company's products that results from declining software sales. Additionally, in 1996, the Company no longer receives per copy distribution fees on BSI's MicroStation sales to resellers, and the Company is paying per copy royalties to BSI at a 31% higher rate (for further discussion of this impact on the Company, see "Bentley Systems, Inc." above).

In general, systems margin may be lowered by price competition, a stronger dollar in international markets, effects of technological changes on the value of existing inventories, and a higher mix of federal government sales (which generally produce lower margins than commercial sales) to total systems sales. Systems margins may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and by reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for the third quarter was 38.4%, down 2.5 points from the third quarter 1995 level. Maintenance and services margin for the first nine months of 1996 was 40.3%, down 1.2 points from the same prior year period and down .7 points from the full year l995 level.


OPERATING EXPENSES (exclusive of restructuring charges)
-------------------------------------------------------

Operating expenses for the third quarter and first nine months of 1996 decreased 2% and 5%, respectively, from the same prior year periods. Average total Company headcount has declined by 5% since September 30, 1995.

Product development expense for the third quarter of 1996 was relatively flat with the prior year period, and for the first nine months of 1996 was down 10% from the same period last year. Sales and marketing expense for both the third quarter and first nine months of 1996 decreased approximately 6% from the same prior year periods. These declines are due primarily to declines in headcount and related overhead expenses resulting from restructuring actions taken in the second quarter of 1995. Partially offsetting these declines are a decrease in the amount of new software product development expenses qualifying for capitalization and increased product advertising and promotional expenses associated with the Company's new product offerings. General and administrative expense for the third quarter and first nine months of 1996 increased 7% and 3%, respectively, from the same prior year periods due primarily to an increase in U.S. legal expenses, expenses associated with the
Company's   revolving  credit  agreement,   and   the   costs   of
implementation of new business systems software.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.3 million for the third quarter and $3.7 million for the first nine months of 1996 versus $.9 million and $2.7 million, respectively, for the same prior year periods. The Company's average outstanding debt has increased in comparison to the same prior year periods. See "Liquidity and Capital
Resources" below for a discussion of the Company's current financing requirements.

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


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 1996 and the full year 1995, approximately 54% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. A weaker U.S. dollar will have the opposite effect. The effect of the slightly stronger U.S. dollar thus far in 1996 has not materially affected the Company's results of operations.

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with respect to currency risk are located in Europe, specifically in Germany, U.K., The Netherlands, France and Spain. Primarily but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate-related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
------------

The Company incurred a loss before income tax benefit of $35.5 million in the first nine months of 1996 versus $52.5 million in the first nine months of 1995. The 1996 loss generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, cash and cash equivalents totaled $38.6 million compared to $56.4 million at December 31, 1995. Cash generated from operations in the first nine months of 1996 totaled $11.6 million ($46.3 million in the first nine months of 1995, including $22.1 million in refunds of prior years' U.S. federal income tax payments as the result of carryback of the 1994 U.S. tax return loss).

Net cash used for investing activities totaled $26.6 million in the first nine months of 1996 versus $62.0 million in the first nine months of 1995. Included in investing activities were capital expenditures of $24.0 million ($37.9 million in the first nine months of 1995), primarily for Intergraph products used in hardware and software development. The Company expects that capital expenditures for the full year 1996 will require $30 to $35 million, primarily for computer equipment manufactured by the Company for use in hardware and software development. The Company's revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures (see "Revolving Credit Agreement" below). Other significant investing activities included $12.1 million for capitalizable software development costs ($20.5 million in the first nine months of 1995) and $10.1 million in proceeds from sales of investments in affiliated companies ($7.4 million in the first nine months of 1995).

Net cash used for financing activities totaled $3.3 million in the first nine months of 1996 ($6.8 million in the first nine months of 1995), including $6.3 million for net repayment of short- and long-term debt ($12.4 million in the first nine months of 1995).

Historically, the Company's collection period for accounts receivable has approximated 100 days. Approximately 70% of the
Company's sales are derived from the U.S. government and international customers, both of which traditionally carry longer collection periods. The Company endeavors to enforce its payment terms with these and other customers, and grants extended payment terms only in very limited circumstances.

Revolving Credit Agreement. In October 1995, the Company entered into a three-year revolving credit agreement with a group of lenders. Borrowings available under the agreement are determined by the amounts of eligible assets of the Company, as defined in the agreement, including cash, accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $75 million. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and Canada and, under certain circumstances, the accounts receivable of some European subsidiaries of the Company. The rate of interest on all borrowings under the agreement is, at the Company's option, the Citibank base rate of interest plus 1.75% or the Eurodollar rate plus 2.75%. The agreement requires the Company to pay a commitment fee of .5% annually on the average unused daily portion of the revolving credit commitment. The average effective rate of interest was 10.72% for the period of time in the first nine months of 1996 during which the Company had outstanding borrowings under the agreement. Outstanding borrowings were $15.5 million under this agreement at September 30, 1996 ($20 million as of November 8, 1996) with an additional $21 million of the available credit line allocated to support letters of credit issued by the Company.

The original revolving credit agreement contained certain financial covenants of the Company, including minimum net worth, minimum fixed charge coverage, minimum interest coverage and maximum levels of capital expenditures, including capitalized software development costs. In addition, the original agreement required minimum levels of earnings before income taxes, interest, and non-cash items and included restrictive covenants that limited various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limited or prevented certain other business changes. At May 31, 1996, the Company did not meet the minimum required level of earnings before income taxes, interest, and non-cash items, and in accordance with the original agreement, the line of credit was reduced from $100 million to $75 million. At June 30, 1996, the Company was not in compliance with the capital expenditure financial covenant of the original agreement, and at July 31, 1996, the Company did not meet the minimum net worth financial covenant. On September 11, 1996, the lenders granted a waiver of default for failure to comply with these covenants and amended the agreement to revise certain financial covenants. The lenders have placed an availability reserve of $25 million on the line of credit until the Company has met the amended financial covenants for a consecutive six month period, effectively reducing the line to $50 million for that period. The Company was in compliance with all covenants as of September 30, 1996.

An international subsidiary of the Company has a $20 million term loan agreement with a bank, guaranteed by the parent company, which includes cross-default provisions with the Company's revolving credit agreement and various other restrictive covenants.

At September 30, 1996, the Company had $54 million in debt on which interest is charged under various floating rate arrangements, primarily under short-term credit facilities, mortgages, and a term loan. The Company is exposed to market risk of future increases in interest rates on a total of $34 million of these loans.

The Company believes that existing cash balances, together with cash generated by operations and cash available under its revolving credit agreement are adequate to meet current cash requirements. The Company's results of operations must improve substantially via increased revenues and/or further expense reductions to avoid further increases in debt over the long term.


              INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION

   Item 6: Exhibits and Reports on Form 8-K

           (a) Exhibit 11, Computations of loss per share, pages 21 to 22.

           (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.



              INTERGRAPH CORPORATION AND SUBSIDIARIES

                            SIGNATURES




   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By:   /s/ Larry J. Laster            By:   /s/ John W. Wilhoite
      ---------------------------          ---------------------
      Larry J. Laster                      John W. Wilhoite
      Executive Vice President,            Vice President and Controller
      Chief Financial Officer and          (Principal Accounting Officer)
      Director

Date: November 13, 1996              Date: November 13, 1996