Form 10-K405
period 1996-12-31
INTERGRAPH CORP
filed 1997-03-26
CIK 351145

======================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1996

                                OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                Commission file number 0-9722

                      INTERGRAPH CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                     Delaware                      63-0573222
       -------------------------------    -----------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                       35894-0001
     ---------------------------------------  -------------------------------
     (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code:  (205) 730-2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   As of January 31, 1997, there were 47,758,544 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately
$362,316,000 based on the closing sale price of such stock as reported by NASDAQ on January 31, 1997, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                DOCUMENTS INCORPORATED BY REFERENCE

Documents                                              Form 10-K Reference
---------                                              -------------------
Portions of the Annual Report to Shareholders for the
year ended December 31, 1996                           Part I, Part II, Part IV

Portions of the Proxy Statement for the May 15, 1997
Annual Shareholders' Meeting                           Part III

======================================================================

                              PART I
ITEM 1.   BUSINESS

Overview

   Intergraph Corporation (the "Company" or "Intergraph"), founded in 1969, is a vendor of hardware, software, and services for technical, creative, and information technology (IT) professionals found in a range of industry and government sectors. Intergraph offers open, industry standard solutions, including Microsoft Corporation's Windows-based software, Intel Corporation's microprocessor-based hardware, and related services, to meet engineering, design, modeling, analysis, mapping, IT, and creative computing needs. The Company's products are sold through direct and indirect channels worldwide, with United States and European revenues representing approximately 78% of total revenues for 1996.

Intel/Windows-Based Products for High Performance Computing

   Until the mid 1990s, the unique demands of high end technical computing required tremendous processing and graphics capabilities that could only be performed using reduced instruction set computing (RISC) workstations for the UNIX operating system.
These systems cost considerably more than the Intel microprocessor/Windows-based personal computers (PCs) currently used widely for word processing, spreadsheets, and other less demanding applications.

   In late 1992, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high end computing and other enterprisewide computing environments, while at the same time maintaining interoperability with existing UNIX-based systems. The Company, therefore, chose to migrate products from its own Clipper RISC microprocessor to the Intel microprocessor and from the UNIX operating system to Microsoft's Windows NT, a 32 bit operating system powerful enough to run both technical and business applications on a less expensive hardware platform. At the end of 1994, the Company completed a two year development effort to port its technical software applications to the Windows NT operating system, and to make Windows NT available on all Intergraph workstations. In addition, the transition from a proprietary hardware architecture (Clipper) to that of Intel Corporation was substantially completed during this same period. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the effects of these strategic decisions on the Company.

   Today, the Company offers a range of Intel/Windows-based solutions for technical, IT, and creative professionals, including low to high end workstations, servers, software applications, peripherals, and consulting, networking, system migration, training, and maintenance and support services. Depending on user requirements, the Company's products and services can be provided as point solutions or as integrated solutions that include all necessary hardware, software, and services.

Intergraph Hardware

   During the last half of 1993, the Company began to offer a hardware platform (in addition to its own) based on Intel microprocessors. Previously, the Company's hardware platform offering had been based on its own microprocessor. The Company ceased design of its microprocessor at the end of 1993, and Intel-based systems grew to represent 74% of hardware unit sales in 1994, 95% in 1995, and 99% in 1996. Currently, Intergraph markets and sells a complete line of workstations and servers based on Intel's Pentium and Pentium Pro microprocessors and the Windows NT operating system. See "Manufacturing and Sources of Supply" below.

   The Company offers workstation products for a range of users. The TD line of computer systems offers Pentium and Pentium Pro microprocessors, Windows NT and Windows 95 operating systems, leading edge graphics, and other industry standard components. TD personal computers are intended for 2D design and drafting users, as well as office automation and business management tasks. TD personal workstations are for 3D design, engineering analysis, image processing, and rendering. TDZ 3D graphics workstations offer high end, industry standard graphics and computing power on price competitive Pentium Pro-based systems running Windows NT. All Intergraph systems offer numerous options that permit customers to order systems that meet their unique needs, including a selection of display monitors, upgradeable memory, and specialized peripherals.

   The Company offers Intel/Windows-based InterServe symmetric multiprocessing servers for workgroups, departments, or an entire enterprise. These systems come with fully integrated optical disk products, backup solutions, and networking capabilities, as well as with consultation, installation, and other services to assure customer success.

  Other systems are available for specialized needs. The Company's StudioZ workstations are Pentium Pro/Windows NT-based systems for creating computer generated images and digital betacam quality video for the entertainment and broadcast markets. Intel/Windows NT-based web servers are solutions for establishing and managing customers' sites on the World Wide Web. Industry standard 3D graphics accelerators are available, including RealiZm, providing 3D graphics for Windows NT; Intense 3D, an add-in graphics card available to third party PC and workstation vendors; and Intense 3D 100, a retail market 3D games card.

   The Company offers large format production scanners, imaging systems for scanning and plotting images, and laser imagesetters for electronic publishing. Additional special purpose peripherals such as disk and tape drives, printers, and other devices may be manufactured in house or sold as original equipment from third parties.

Intergraph System Software

  In November 1992, the Company announced its decision to port its technical software applications to Microsoft Corporation's Windows NT operating system and to make Windows NT available on Intergraph workstations. The effect of this decision has been to expand the
availability   of   the   Company's  workstations   and   software
applications   to   Windows-based   computing   environments   not
previously addressed by the Company, including the availability of Intergraph software applications operating across a variety of both the Intergraph proprietary hardware architecture and the hardware architectures of other vendors that use the Windows NT operating system. Prior to this decision, the Company's software
applications   operated   principally   on   Intergraph   hardware
platforms. The Company has continued to maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT. Limited shipments of Windows NT-based software began in the fourth quarter of 1993. As of the end of 1994, the Company had completed the port of its applications software to Windows NT, and sales of Windows-based software grew to represent 48% of software revenues in 1994, 70% in 1995, and 78% in 1996.

   While the Company believes the industry is accepting Windows NT and that it will become the dominant operating system in the markets served by the Company, acceptance of this system by customers has been slower than anticipated and the timing of such acceptance is unpredictable, since adoption of any new operating system requires considerable effort and expense. Competing operating systems are available in the market, and several competitors of the Company offer or are adopting Windows NT as the operating system for their products. There can be no assurance that the Windows NT operating system will become dominant in the markets served by the Company or that the Company's operating system and hardware strategies will result in the restoration of profitability.

   At the systems software level, Intergraph develops software to provide graphics and database management capabilities on Intergraph systems, advanced compilers for Intergraph systems, and utilities to enable interoperability with systems from other vendors. The Company also offers a line of UNIX to Windows interoperability products.

  The graphics software foundation for many Intergraph Windows 95- , Windows NT-, and UNIX-based software applications is MicroStation, a graphics software product owned by Bentley Systems, Inc., an Intergraph affiliate. MicroStation provides fundamental graphics element creation, maintenance, and display functions for Intergraph's UNIX- and Intel-based workstations. See Item 3, Legal Proceedings, below and Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's affiliation with Bentley Systems, Inc.

   In late 1995, the Company introduced its Jupiter technology,  a
Windows-based  component  software  architecture   that   is   the
foundation   of   many  new  computer-aided-design/computer-aided-
manufacturing/computer-aided-engineering     (CAD/CAM/CAE)     and
geographic   information  systems  (GIS)   applications   software
products  under  development  by  the  Company.   This  technology
creates a Windows native environment where information from competing CAD systems comes together without translation to form unified design models and drawings. The first two products built on Jupiter technology began shipping in mid-1996, including a 32 bit two dimensional technical drawing and concept tool and a three dimensional system for mechanical assembly and part modeling.
Initial   orders   for  these  products  have  not   met   Company
expectations and have not contributed substantially to 1996 revenues. Initial releases of these products were delayed until
late in the year and contained certain performance problems.   The
Company believes these problems have been resolved in subsequent releases of the products, which began in the fourth quarter of 1996. Other Jupiter-based software applications will be introduced in 1997.

Intergraph Applications Software

   Intergraph develops, markets, and supports Windows NT-, Windows 95-, and UNIX-based software products for professionals who work in CAD/CAM/CAE, mapping/GIS, asset and information management, utilities, facilities management, shipbuilding, mechanical and electronics design, public safety, and architecture, engineering, and construction (AEC).

   In terms of broad market segments, the Company's mapping/GIS, AEC, and mechanical design, engineering, and manufacturing product applications continue to dominate the Company's product mix at approximately 51%, 28%, and 13%, respectively, of total systems sales in 1996 (43%, 34%, and 14%, respectively, for 1995).

   Following is a brief description of these major product application areas.

     Mapping and GIS. Intergraph offers a range of mapping and GIS solutions to assist businesses, government, and academic institutions in solving geography-based problems. Intergraph's mapping/GIS software tools address the life cycle of mapping/GIS projects, from project and data management through data collection and integration, spatial query and analysis, output, and map production.

     Intergraph's mapping/GIS solutions help companies address workflows in government and several major industries. These products support solutions for all levels of government including infrastructure management, planning, growth management, economic development, land information management, public safety and security, public works, redistricting, tactical and strategic defense applications (such as land-based command and control operations), and hydrographic and aeronautical charting systems. Transportation industry applications range from decision support activities such as policy, planning, and programming to the creation of operations systems that support day-to-day tasks. Utility companies utilize Intergraph's mapping/GIS products to automate management and analysis applications such as market analyses, long range planning and forecasting, corridor evaluation and selection, right-of -way analysis, and environmental impact studies for siting, permitting, contaminant studies, and risk evaluation. Environmental and natural resource management applications include monitoring, evaluating and managing, conservation and remediation of the environment. Energy exploration and production products assist geoscientists in geological analysis related to energy exploration and production and mineral extraction.

     Intergraph also provides solutions for end-to-end digital map and chart publishing, digital image processing, orthophoto production, and digital photogrammetry.

     Architecture, Engineering, and Construction. Intergraph's architectural, facility management, and engineering product line automates the project design and management process. With this software, users can develop and model building concepts, produce construction documents, and manage space and assets in a finished facility. The system serves the needs of architecture/engineering firms and corporate or governmental facility management offices. Included are capabilities for producing three dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings. Packages are also offered for space planning, facility layout, maintenance management, lease management and asset tracking.

     Intergraph's civil engineering software includes capabilities for coordinate geometry and for site, water resources, bridge, structural, geotechnical and transportation engineering. Structural engineering software is used to create two and three dimensional structural models that serve as the basis for frame- and finite element-based structural design and analysis of steel and concrete structures. For construction needs, the products support traditional drafting and report requirements. The Company's highway, rail, site, and hydraulic/hydrologic engineering products link traditional workflow activities from data collection to plan and profile production to the generation of construction drawings.

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

   Product development expenditures include all costs related to designing new or improving existing equipment and software. During the year ended December 31, 1996, the Company spent $103.4 million (9.4% of revenues) for product development activities compared to $111.6 million (10.2% of revenues) in 1995, and $137.2 million (13.2% of revenues) in 1994. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of product development expenses, including portions capitalized and their recoverability.

   The industry in which the Company competes continues to be characterized by rapidly changing technologies, a move to higher performance, lower priced product offerings, intense price and performance competition, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Manufacturing and Sources of Supply

   The Company's primary manufacturing activities consist of the manufacture of printed circuit boards used in the Company's workstations and servers and the assembly and testing of components and subassemblies manufactured by the Company and others.

   Substantially all of the Company's microprocessor needs are currently supplied by Intel Corporation. The Company does not have a fixed quantity commitment for microprocessors in its agreements with Intel, but believes it has a good relationship with Intel and is unaware of any reason that Intel might encounter difficulties in meeting the Company's microprocessor needs for the long term. Other microprocessors are available in the market, but a change by the Company from Intel to another microprocessor would significantly disrupt the Company's development and manufacturing activities and result in delayed or lost sales, which would have a significant adverse effect on the Company's results of operations and financial position.

   The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.

Sales and Support

   Sales. The Company's systems are sold through a combination of direct and indirect channels in approximately 60 countries worldwide. Direct channel sales, which represent the majority of the Company's systems revenues, are generated by the Company's direct sales force through sales offices in over 40 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value added resellers, distributors, and system integrators. Sales through indirect channels represented approximately 18% of total Company systems revenues in 1996 and 13% in 1995.

   The Company's selling efforts are organized along key industry lines (transportation and local government, utilities, process and building, manufacturing, federal government, etc.) for its major product applications. The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the Company's direct sales force is compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

   Customer Support. The Company believes that a high level of customer support is important to the sale of interactive graphics systems. Customer support includes preinstallation guidance, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue for the Company. The Company believes this trend will continue in the future, though it may be partially offset by growth in the Company's professional services business.

International Operations

    International markets, particularly Europe, continue in importance to the industry and to the Company. Sales outside the U.S. represented approximately 55% of total revenues in 1996 and in 1995. European and Asia Pacific revenues represented 33% and 13%, respectively, of total revenues in 1996 (36% and 8%, respectively, in 1995). The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

   There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, Intergraph systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1996, the Company had approximately 1,400 employees in Europe, 800 employees in the Asia Pacific area, and 700 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe (specifically Germany, U.K., The Netherlands, France and Italy) and Australia. Primarily, but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less) and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. The Company is prohibited by policy from taking currency positions exceeding its known balance sheet currency exposures and from otherwise trading in currencies.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. In addition, in 1994 the Company wrote off a receivable from a Middle Eastern customer in the amount of $5.5 million, and is experiencing slow collection periods throughout that region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers as of the end of 1996 was $20.7 million ($13.6 million at December 31, 1995).

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 4, and 11 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's international operations.

U.S. Government Business

    Total revenue from the United States government was approximately $161 million in 1996, $159 million in 1995, and $167 million in 1994, approximately 15% of total revenue in all three years. The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity (IDIQ) and cost plus award fee contracts, and through commercial sales of products not covered by long-term contracts.

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

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 1996, accounts receivable from the U.S. government was $48 million.

Backlog

   An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1996, was $181 million. At December 31, 1995, backlog was $197 million. Substantially all of the December 1996 backlog of orders is expected to be shipped during 1997.

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

  Competition in the interactive computer graphics industry varies
among  the  different  product  application  areas.   The  Company
considers its principal competitors in the interactive computer graphics market to be IBM, Computervision Corporation, Hewlett Packard Corporation, Digital Equipment Corporation (DEC), Sun MicroSystems,Inc., Silicon Graphics, Inc., and Mentor Graphics, Inc. In the hardware market, Intergraph also competes with personal computer vendors, such as Compaq Computer Corporation, who sell high end systems. In the low end graphics market, Intergraph competes with the software products of Autodesk, Inc., Computervision, Softdesk,
Inc.,  and  several  smaller companies.   Several  companies  with
greater financial resources than the Company, including IBM, Hewlett Packard, Sun, and Compaq, are active in the industry.

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

Licenses, Copyrights, Trademarks, and Patents

   The Company develops its own graphics, data management, and applications software as part of its continuing product development activities. The Company has standard license agreements with Microsoft Corporation for use and distribution of the Windows NT operating system and with UNIX Systems Laboratories for use and distribution of the UNIX operating system. The license agreements are perpetual and allow the Company to sublicense the operating systems software upon payment of required sublicensing fees. The Company also has an extensive program for the licensing of third-party application and general utility software for use on systems and workstations.

   Through the end of 1994, the Company had an exclusive license agreement with Bentley Systems, Inc. (BSI), a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. As a result of settlement of a dispute between the companies relative to the exclusivity of the Company's distribution license, effective January 1, 1995, the Company has a nonexclusive license to sell MicroStation via its direct sales force, and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. See Item 3, Legal Proceedings, below and Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated
Financial Statements contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of the Company's affiliation with BSI.

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

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology is widely available, and many companies are attempting to develop patent positions concerning technological improvements related to personal computers and workstations. At present, it does not appear that the Company will be prevented from using the technology necessary to compete successfully, since patented technology is typically available in the industry under royalty bearing licenses or patent cross licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible that some key improvement necessary to compete successfully in markets served by the Company may not be available.

   An inability to retain significant third party license rights, in particular the Microsoft license, to protect the Company's copyrights, trademarks, and patents, or to obtain any required patent rights of others through licensing or purchase would significantly reduce the Company's revenues and adversely affect its results of operations.

Risks and Uncertainties

   In addition to those described above, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further discussion of these risks and uncertainties.

Employees

   At December 31, 1996, the Company had approximately 8,200 employees. Of these, approximately 2,900 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


ITEM 2.  PROPERTIES

   The Company's corporate offices and primary manufacturing facility are located in Huntsville, Alabama. Sales and support facilities are maintained throughout the world.

   The Company owns over 1,900,000 square feet of space in Huntsville that is utilized for manufacturing, product development, sales and administration. The Huntsville facilities also include over 500 acres of unoccupied land. The Company maintains subsidiary company facilities and sales and support locations in major U.S. cities outside of Huntsville, primarily through operating leases.

   Outside the U.S., the Company owns approximately 430,000 square feet of space, primarily its Nijmegen distribution center and European headquarters facility. Sales and support facilities are leased in most major international locations.

   The Company considers its facilities to be adequate for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is the 50% owner of Bentley Systems, Inc. (BSI), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. The Company's business relationship with BSI is the subject of two arbitration proceedings. In December 1995, the Company commenced an arbitration proceeding against BSI with the American Arbitration Association, Philadelphia, Pennsylvania, alleging that BSI inappropriately and without cause terminated a contractual arrangement between BSI and the Company. In response, BSI in January 1996, filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. In March 1996, BSI commenced arbitration against the Company alleging that the Company failed to properly account for and pay to BSI certain royalties on the sale of BSI software products by the Company, and seeking unspecified damages. This matter is currently pending with the American Arbitration Association, Atlanta, Georgia. The Company denies that it has breached any of its contractual obligations to BSI and is defending vigorously in both proceedings, but at present is unable to predict the outcome of the proceedings. See the discussion under Results of Operations set forth in Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the Company's 1996 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report, for further details relative to the Company's business relationship with BSI, its sales of MicroStation, and the financial effects on the Company of changes in the business relationship.

   The Company filed a legal action in August 1995, in the U.S. District Court of Alabama, Northeast Division, seeking to dissolve and wind up its business arrangement with Zydex, Inc. (Zydex), a company with which it jointly developed its plant design software application ("PDS"), and seeking an order allowing the Company to continue the business of that arrangement without further responsibility or obligation to Zydex. In response, Zydex filed a counterclaim against the Company in November 1995, alleging wrongful dissolution of the business relationship and seeking both sole ownership of PDS and significant compensatory and punitive damages. The Company denies and is defending these allegations vigorously, but at present is unable to predict the outcome of the proceedings. The Company's sales of PDS products during the year ended December 31, 1996 were approximately $36 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.

EXECUTIVE OFFICERS OF THE COMPANY

   Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

                                                                    Officer
Name                  Age              Position                      Since
----                  ---              --------                      -----

James W. Meadlock      63  Chairman of the Board and
                           Chief Executive Officer                    1969
Larry J. Laster        45  Executive Vice President, Chief
                           Financial Officer and Director             1986
James F. Taylor Jr.    52  Executive Vice President and Director      1977
Robert E. Thurber      56  Executive Vice President and Director      1977
Lawrence F. Ayers Jr.  64  Executive Vice President                   1987
Edward F. Boyle        48  Executive Vice President                   1986
Penman R. Gilliam      59  Executive Vice President                   1994
Neil E. Keith          51  Executive Vice President                   1985
Richard H. Lussier     51  Executive Vice President                   1996
Nancy B. Meadlock      58  Executive Vice President                   1969
Wade C. Patterson      35  Executive Vice President                   1994
Stephen J. Phillips    55  Executive Vice President                   1987
William E. Salter      55  Executive Vice President                   1984
Tommy D. Steele        56  Executive Vice President                   1992
Edward A. Wilkinson    63  Executive Vice President                   1987
Allan B. Wilson        48  Executive Vice President                   1982
Manfred Wittler        56  Executive Vice President                   1989


   James W. Meadlock, a founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in 1969 and is Chief Executive Officer. Mr. Meadlock received a degree in electrical engineering from North Carolina State
University  in  1956.   Mr. Meadlock and  Nancy  B.  Meadlock  are
husband and wife.

   Larry J. Laster joined the Company in June 1981 and has held several managerial positions in the Company's Finance Department and Federal Systems Division. He was elected Vice President in December 1986, named Chief Financial Officer in February 1987, elected to the Board of Directors in April 1987, and is currently Executive Vice President. Mr. Laster holds a bachelor's degree in accounting and is a certified public accountant.

   James F. Taylor Jr. joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided-design products and for many application specific products. Mr. Taylor was elected Vice President in 1977. He is currently an Executive Vice President of the Company and President of the International Public Safety business unit. Mr. Taylor holds a bachelor's degree in mathematics.

  Robert E. Thurber, a founder of the Company, has been a Director since 1972. In June 1977, Mr. Thurber was elected Vice President and is currently Executive Vice President and Chief Engineer. He is responsible for developing requirements and strategic directions for application solutions. Mr. Thurber holds a master's degree in engineering.

  Lawrence F. Ayers Jr. joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993. From 1993 to October 1995, he served as Executive Vice President for the Utility and Mapping Sciences application group. At present, he is serving on the Intergraph Software Solutions business unit staff as Executive Vice President. Mr. Ayers holds a bachelor's degree in civil engineering and a master's degree in public administration.

   Edward F. Boyle joined the Company in June 1981 and has been responsible for several of the Company's software products. Prior to joining Intergraph, he spent nine years in the steel industry where he developed graphic software applications. He was elected Vice President in 1986 and became Vice President of Intergraph's Utilities Division in May 1987. From 1993 through the fall of 1995, he was Vice President of the Solutions Engineering Division. He was then given charge of Enterprise Support Systems, comprised of utilities products and professional services. He was elected Executive Vice President in July 1996 and is currently responsible for the Infrastructure and Utilities Division. Dr. Boyle holds bachelor and doctoral degrees in civil engineering.

   Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for Federal Programs. Mr. Gilliam is the manager responsible for the Federal Mapping and Information Systems organization and the Intergraph Midworld Operations. Mr. Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency (DMA), the senior civilian responsible for overall production, operations, and research. Mr. Gilliam also held a number of other positions with DMA, including production management positions in St. Louis and Washington D.C. and a program director's position for DMA's digital production system. Mr. Gilliam holds a bachelor's degree in mathematics and geology.

   Neil E. Keith joined the Company in December 1981. He was elected Vice President in September 1985 and is currently Executive Vice President. He has extensive experience in manufacturing management and is responsible for the Company's manufacturing operations. Mr. Keith holds a bachelor's degree in management.

   Richard H. Lussier joined the Company in 1979. He was promoted to Vice President of Sales in 1981 and was later promoted to Executive Vice President of Worldwide Sales and Support. Mr. Lussier left Intergraph in 1990 to pursue personal business interests. He rejoined the Company in 1996 as Executive Vice President of U.S. Sales and is currently responsible for sales in the Company's five U.S. sales regions. Mr. Lussier holds a master's degree in business administration.

   Nancy B. Meadlock, a founder of the Company, served as a Director from 1969 until May 1996, excluding the period from February 1970 to February 1972. Mrs. Meadlock served as Secretary for 10 years, was elected Vice President in 1979, and is currently Executive Vice President. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband.

   Wade C. Patterson joined the Company in 1984 as a design engineer developing UNIX and central processing unit (CPU) subsystems for Intergraph workstation products. In 1992, Mr. Patterson managed Windows NT workstation projects as the Company made the transition from reduced instruction set computing CPUs to Intel microprocessor-based CPUs. Mr. Patterson has been responsible for hardware development and marketing for Intergraph Computer Systems, the Company's hardware business unit, since August 1994. He was elected Vice President in August 1994 and is currently an Executive Vice President of the Company and President of the Intergraph Computer Systems business unit. He holds a bachelor's degree in electrical engineering.

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

   Tommy D. Steele joined the Company in June 1992 and is responsible for managing the Intergraph Software Solutions business unit. This includes all Intergraph software, except that from VeriBest and International Public Safety, and all associated professional services. He is currently an Executive Vice President of the Company and President of the Intergraph Software Solutions business unit. Mr. Steele came to Intergraph from IBM Corporation, where he was employed for more than 28 years. During his tenure at IBM, he worked on the Saturn, Apollo, Skylab, and space shuttle programs as well as a number of Department of Defense programs. Mr. Steele's last ten years at IBM were spent in the personal computer software business managing products for communications, databases, office automation, and operating systems. The last four of those years were spent managing personal computer operating systems (OS/2, DOS, and AIX). He holds a bachelor's degree in electrical engineering.

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

   Manfred Wittler joined the Company in 1989 as Vice President. In 1991, he was elected Executive Vice President and is currently responsible for sales and support for Europe, Canada, and Latin America. From 1983 through 1989, Mr. Wittler held several positions with Data General Corporation in Europe, including Division Vice President. He holds a doctorate in engineering.


                              PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

   The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 46 of the Intergraph Corporation 1996 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 1996, appearing under "Five Year Financial Summary" on page 1 of the Intergraph Corporation 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 to 22 of the
Intergraph Corporation 1996 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent auditors appearing on pages 23 to 45 of the Intergraph Corporation 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information appearing under "Election of Directors" on page 4 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated by reference in this Form 10-K Annual Report. Directors are elected for terms of one year at the Annual Meeting of the Company's shareholders.

   Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 10 to 12 in this Form 10-K Annual Report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

   The information appearing under "Executive Compensation" on pages 5 to 11 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated by reference in this Form 10-K Annual Report.


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

   The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 2 to 3 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated by reference in this Form 10-K Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under "Certain Relationships and Related Transactions" on page 5 of the Intergraph Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated by reference in this Form 10-K Annual Report.



                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

                                                                      Page in
                                                                       Annual
                                                                      Report *
                                                                      --------

(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 1996 Annual Report to Shareholders:

       Consolidated Balance Sheets at December 31, 1996 and 1995         23

       Consolidated Statements of Operations for the three years
       ended December 31, 1996                                           24

       Consolidated Statements of Cash Flows for the three years
       ended December 31, 1996                                           25

       Consolidated  Statements of Shareholders' Equity for the
       three years ended December 31, 1996                               26

       Notes to Consolidated Financial Statements                      27 - 44

       Report of Independent Auditors                                    45


    * Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------

    2) Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts and
      Reserves for the three years ended December 31, 1996               17

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


  3) Exhibits

                                                                     Page in
     Number                  Description                            Form 10-K
     ------                  -----------                            ---------

      3(a)    Certificate of Incorporation, Bylaws, and
              Certificate of Merger. (1)

      3(b)    Amendment to Certificate of Incorporation. (2)

      3(c)    Restatement of Bylaws. (3)

                                                                     Page in
     Number                  Description                            Form 10-K
     ------                  -----------                            ---------

      4       Shareholder Rights Plan, dated August 25, 1993.(4)

      10(a)*  Employment contracts of Allan B. Wilson dated
              May 3, 1995. (5)

      10(b)* Loan program for executive officers of the Company as amended, dated May 1, 1996.

      10(c) Loan and Security Agreement, by and between Intergraph Corporation and Foothill Capital
              Corporation, dated December  20, 1996 and amendment.

      10(d)*  Intergraph Corporation 1997 Stock Option Plan.

      11      Computations of Loss Per Share                             18
      13      Portions  of the Intergraph Corporation 1996 Annual
              Report to Shareholders incorporated by reference
              in this Form 10-K Annual Report
      21      Subsidiaries of the Company                                19
      23      Consent of Independent Auditors                            20
      27      Financial Data Schedule
      99      Consent of Director Nominee                                21

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

     (5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under the Securities Exchange Act of 1934, File No. 0-9722.

---------------


(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

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


                      INTERGRAPH CORPORATION

                  By  /s/ James W. Meadlock          Date: March 24, 1997
                   ----------------------------            --------------
                          James W. Meadlock
                    Chief Executive Officer and
                       Chairman of the Board
                   (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                    Date
                                                                    ----

/s/ James W. Meadlock        Chief Executive Officer and        March 24, 1997
--------------------------    Chairman of the Board
    James W. Meadlock        (Principal Executive Officer)


/s/ Larry J. Laster          Executive Vice President,Chief     March 24, 1997
--------------------------    Financial Officer, and Director
    Larry J. Laster          (Principal Financial Officer)


                             Executive Vice President and       March 24, 1997
--------------------------    Director
    James F. Taylor Jr.


/s/ Robert E. Thurber        Executive Vice President and       March 24, 1997
--------------------------    Director
    Robert E. Thurber


/s/ Roland E. Brown          Director                           March 24, 1997
--------------------------
    Roland E. Brown


                             Director                           March 24, 1997
--------------------------
    Keith H. Schonrock Jr.


/s/ John W. Wilhoite         Vice President and Controller      March 24, 1997
--------------------------   (Principal Accounting Officer)
    John W. Wilhoite



              INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



       Column A           Column B    Column C       Column D       Column E
-----------------------  ----------  ----------     ----------   -------------
                                      Additions
                         Balance at  charged to
                          beginning   costs and                   Balance at
     Description          of period   expenses      Deductions   end of period
-----------------------  ----------  ----------     ----------   -------------

Allowance for doubtful
 accounts deducted from
 accounts receivable in
 the balance sheet
                  1996  $20,399,000  (2,049,000)(3)  1,647,000(1) $16,703,000
                  1995  $20,309,000   4,945,000      4,855,000(1) $20,399,000
                  1994  $20,791,000  10,536,000     11,018,000(1) $20,309,000



Allowance for obsolete
 inventory deducted
 from inventories in
 the balance sheet
                  1996  $34,441,000  24,189,000     15,407,000(2) $43,223,000
                  1995  $31,033,000  17,455,000     14,047,000(2) $34,441,000
                  1994  $24,560,000  20,137,000     13,664,000(2) $31,033,000



(1)Uncollectible accounts written off, net of recoveries.

(2)Obsolete inventory reduced to net realizable value.

(3)The Company provides its allowance for doubtful accounts on a specific identification basis. In 1996, significant improvement in collection prospects on several large accounts occurred, resulting in reversal of amounts previously provided in the allowance for doubtful accounts.