Form 10-Q
period 1997-03-31
INTERGRAPH CORP
filed 1997-05-13
CIK 351145

===============================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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


   Common stock, par value  $.10 per share:  47,836,471 shares outstanding as of March 31, 1997

============================================================================

                     INTERGRAPH CORPORATION
                           FORM 10-Q *
                         March 31, 1997

                              INDEX


                                                                     Page No.
                                                                    ----------
PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements


         Consolidated Balance Sheets at March 31, 1997 and
             December 31, 1996                                            2

         Consolidated Statements of Operations for the quarters
             ended March 31, 1997 and 1996                                3

         Consolidated Statements of Cash Flows for the quarters
             ended March 31, 1997 and 1996                                4

         Notes to Consolidated Financial Statements                     5 - 6

 Item 2. Management's Discussion and Analysis of Financial Condition    7 - 13
         and Results of Operations


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                               15






*Information  contained  in this Form 10-Q  includes  statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and this Form 10-Q.


PART I.   FINANCIAL INFORMATION


             INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

-----------------------------------------------------------------------------
                                        March 31,     December 31,
                                           1997           1996
-----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
   Cash and cash equivalents            $ 54,581         $ 50,674
   Accounts receivable, net              292,620          326,117
   Inventories                            87,578           89,411
   Other current assets                   39,076           37,718
-----------------------------------------------------------------------------
        Total current assets             473,855          503,920

   Investments in affiliates              18,060           19,102
   Other assets                           59,432           59,106
   Property, plant, and equipment, net   164,573          174,219
-----------------------------------------------------------------------------
        Total Assets                    $715,920         $756,347
=============================================================================

Liabilities and Shareholders' Equity
   Trade accounts payable               $ 48,516         $ 51,205
   Accrued compensation                   49,894           50,364
   Other accrued expenses                 68,405           72,798
   Billings in excess of sales            58,986           62,869
   Short-term debt and current
    maturities of long-term debt          15,182           35,880
-----------------------------------------------------------------------------
        Total current liabilities        240,983          273,116

   Deferred income taxes                   6,120            6,204
   Long-term debt                         55,943           29,764
-----------------------------------------------------------------------------
        Total liabilities                303,046          309,084
-----------------------------------------------------------------------------

   Shareholders' equity:
     Common stock, par value $.10 per share -
       100,000,000 shares authorized;
       57,361,362 shares issued            5,736            5,736
     Additional paid-in capital          228,655          229,675
     Retained earnings                   313,390          339,679
     Unrealized holding gain on
      securities of affiliate              3,268            6,858
     Cumulative translation adjustment       644            6,049
-----------------------------------------------------------------------------
                                         551,693          587,997
     Less - cost of 9,524,891 treasury
      shares at March 31, 1997, and
      9,656,295 treasury shares at
      December 31, 1996                 (138,819)        (140,734)
-----------------------------------------------------------------------------
        Total shareholders' equity       412,874          447,263
-----------------------------------------------------------------------------
        Total Liabilities and
         Shareholders' Equity           $715,920         $756,347
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

-----------------------------------------------------------------------------
Quarter Ended March 31,                         1997        1996
-----------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $169,043     $163,184
 Maintenance and services                     83,715       93,522
-----------------------------------------------------------------------------
   Total revenues                            252,758      256,706
-----------------------------------------------------------------------------

Cost of revenues
 Systems                                     110,238      105,508
 Maintenance and services                     54,910       55,797
-----------------------------------------------------------------------------
   Total cost of revenues                    165,148      161,305
-----------------------------------------------------------------------------

   Gross profit                               87,610       95,401

Product development                           25,959       25,335
Sales and marketing                           59,703       62,378
General and administrative                    25,057       24,425
Nonrecurring operating charge                  1,095          ---
-----------------------------------------------------------------------------

   Loss from operations                      (24,204)     (16,737)

Interest expense                             ( 1,235)     ( 1,223)
Equity in earnings of affiliates               1,468        2,180
Gain on sale of investment in affiliate          ---        9,373
Other income (expense) - net                 ( 2,318)          16
-----------------------------------------------------------------------------

   Loss before income taxes                  (26,289)     ( 6,391)

Income taxes                                     ---          ---
-----------------------------------------------------------------------------

   Net loss                                 $(26,289)    $( 6,391)
=============================================================================

   Net loss per share                       $(   .55)    $(   .14)
=============================================================================

Weighted average shares outstanding           47,758       46,902
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

-----------------------------------------------------------------------------
Quarter Ended March 31,                             1997         1996
-----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
 Net loss                                       $(26,289)     $( 6,391)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                  15,962        18,655
   Gain on sale of investment in affiliate           ---       ( 9,373)
   Equity in earnings of affiliated companies    ( 1,468)      ( 2,180)
   Net changes in current assets and liabilities  13,983        11,733
-----------------------------------------------------------------------------
   Net cash provided by operating activities       2,188        12,444
-----------------------------------------------------------------------------

Investing Activities:
 Purchases of property, plant, and equipment     ( 4,995)      (11,753)
 Capitalized software development costs          ( 2,111)      ( 5,593)
 Proceeds from sale of division and investment
  in affiliate                                       891         9,761
 Other                                           ( 1,059)          214
-----------------------------------------------------------------------------
   Net cash used for investing activities        ( 7,274)      ( 7,371)
-----------------------------------------------------------------------------

Financing Activities:
 Gross borrowings                                 28,396        7,602
 Debt repayment                                  (21,214)     (25,553)
 Proceeds of employee stock purchases and
  exercise of stock options                          841        1,181
-----------------------------------------------------------------------------
   Net cash provided by (used for)
    financing activities                           8,023      (16,770)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash              970      (   741)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                  3,907      (12,438)
Cash and cash equivalents at beginning of period  50,674       56,407
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period      $ 54,581     $ 43,969
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

        Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter ended March 31, 1996 to provide comparability with the current period presentation.

NOTE 2: As further described in the Company's Form 10-K filing for its year ending December 31, 1996, the Company has been party to certain arbitration proceedings with its 50%-owned affiliate, Bentley Systems, Inc. In May 1997, the Company was notified of an adverse determination of one of such proceedings. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further details.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

        -----------------------------------------------------
                                  March 31,      December 31,
                                    1997            1996
        -----------------------------------------------------
        (In thousands)

        Raw materials              $25,925          $26,601
        Work-in-process             29,021           24,008
        Finished goods              11,368           12,945
        Service spares              21,264           25,857
        -----------------------------------------------------
        Totals                     $87,578          $89,411
        =====================================================

NOTE 4: Property,  plant,  and  equipment  -  net   includes
        allowances for depreciation of $289,921,000 and $307,536,000 at March 31, 1997 and December 31, 1996, respectively.

NOTE 5: In   first   quarter  1997  the  Company   sold   an
        unprofitable business unit to a third party. Total loss on the sale was $8,100,000, of which $7,000,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) was recorded upon final determination of the loss and closure of the sale in first quarter 1997 and is included in "Nonrecurring operating charge" in the consolidated statement of operations for that period. In addition, the Company has discontinued the operations of a second unprofitable business unit. This business closure did not materially affect the results of operations of the Company in first quarter 1997.

        Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996.

NOTE 6: In the quarter ended March 31, 1996, the Company sold its stock investment in an affiliated company at a gain of $9,373,000 ($.20 per share). The gain is included in "Gain on sale of investment in affiliate" in the consolidated statement of operations for the quarter ended March 31, 1996.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7: Supplementary cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net loss to net cash provided by operations are as follows:

        ---------------------------------------------------------------
                                 Cash Provided By (Used For) Operations
        Quarter Ended March 31,                          1997     1996
        ---------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
          Accounts receivable                          $22,514  $31,628
          Inventories                                   (4,503)  (5,832)
          Other current assets                          (  290)   1,896
        Increase (decrease) in:
          Trade accounts payable                        (1,755)  (9,427)
          Accrued compensation and other
           accrued expenses                             (  771)  (4,951)
          Billings in excess of sales                   (1,212)  (1,581)
        ---------------------------------------------------------------
        Net changes in current assets and liabilities  $13,983  $11,733
        ===============================================================

        Cash payments for income taxes totaled $918,000 and $1,080,000 for the quarters ended March 31, 1997 and
        1996,  respectively.    Cash payments  for   interest   in
        those periods totaled $1,243,000 and $1,198,000, respectively.

        First quarter 1997 investing and financing transactions that did not require cash included the sale of a noncore business unit of the Company in part for guaranteed notes receivable and future royalties totaling $3,200,000, and a $3,590,000 unfavorable mark-to-market adjustment of an investment in an affiliated company.

        There   were   no   significant  non-cash  investing   and
        financing transactions in the first quarter of 1996.

NOTE 8: Net  loss per share is computed by dividing net  loss by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the only common stock equivalent and are included in the weighted average number of common shares only if dilutive. Weighted average common and equivalent common shares outstanding for both the primary and fully diluted loss per share calculations for the quarters ended March 31, 1997 and 1996 were 47,758,000 and 46,902,000, respectively.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for publicly held entities. The Statement is effective for fiscal years ending after December 15, 1997. Upon adoption, the Statement requires restatement of prior period earnings per share data. The Company will adopt this Statement for its fiscal year ending December 31, 1997 and does not expect the adoption of this new standard to materially affect previously reported or future earnings per share data.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
-------

Earnings. In first quarter 1997 the Company incurred a net loss of $.55 per share on revenues of $252.8 million. The first quarter 1996 loss was $.14 per share on revenues of $256.7 million, including a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company. The first quarter 1997 loss from operations was $.51 per share versus a loss of $.36 per share for the first quarter of 1996. The $.15 per share quarter-to-quarter operating loss increase results primarily from a 16% decline in maintenance revenues and a 5.9 point decline in maintenance and professional services margin, while the Company's continuing operating losses in general are the result of stagnant revenues, declining margins, and operating expenses that are too high for the level of revenue being generated by the Company.

Disposition  of Noncore Business Units.  In first  quarter  1997 the Company sold an unprofitable business unit to a third party. Total loss on the sale was $8,100,000, of which $7,000,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share)
was recorded upon final determination of the loss and closure of the sale in first quarter 1997 and is included in "Nonrecurring operating charge" in the consolidated statement of operations for  that period.  In addition, the Company has discontinued the
operations  of  a  second  unprofitable  business  unit.    This
business closure did not materially affect the results of operations of the Company in first quarter 1997. Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996.

Litigation.   As  further described in the Company's  Form  10-K
filing for its year ending December 31, 1996, the Company has been party to certain arbitration proceedings with its 50%-owned affiliate, Bentley Systems, Inc. (BSI), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves
as  a  nonexclusive  distributor.   In  May  1997,  the  Company
received notice of the adverse determination of an arbitration proceeding with BSI in which the Company had alleged that BSI had inappropriately and without cause terminated a contractual arrangement with the Company, and in which BSI had filed a counterclaim against the Company seeking significant damages as the  result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. The arbitrator's award against the Company is in the amount of $6.1 million, against which the Company will offset approximately $5.8 million in fees otherwise owed the Company by BSI. The cash position of the Company will therefore not be significantly adversely affected by this arbitration award. However, the Company will record a charge to earnings in the full amount of the $6.1 million award, or approximately $.13 per share. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award, and as a result the Company will no longer sell the related software support services. The Company believes the cessation of such sales will
not  materially  affect  its  financial  position,  results   of
operations, or cash flows in future periods, although there likely will be an increase in the expense of providing support services for certain MicroStation customers.

The Company has one other arbitration proceeding in process related to its business relationship with BSI. The Company is vigorously defending its positions in that proceeding, but at present is unable to predict its outcome. Separately, the Company has engaged an investment banking firm to value and sell its ownership interest in BSI. At present, this firm is not actively seeking a buyer for the Company's interest in BSI due to disagreement between the Company and BSI regarding information to be provided potential buyers. See "MicroStation"
below  and  the Company's Form 10-K for the year ended  December
31,   1996   for  further  details  of  the  Company's  business
relationship with BSI, its sales of MicroStation, and the financial effects on the Company of changes in this business relationship.

The Company has other ongoing litigation, in particular that with Zydex, Inc., on which it is at present unable to predict an outcome. See the Company's Form 10-K filing for its year ended December 31, 1996 for further description of the Zydex matter.

Remainder of the Year. Industry conditions and changes in operating system and hardware architecture strategies (as more fully described in the Company's Form 10-K filing for its year ended December 31, 1996) resulted in a transition period for the Company characterized by revenues that declined from 1992 through 1994, by restructuring charges in 1993 and 1995, and by annual net losses from 1993 through 1995. Although the Company substantially completed its operating system and hardware architecture transition in 1995, revenue to date associated with resulting new product offerings has not met expectations, and gross margin on product sales has continued to decline due primarily to price competition in the industry. The Company expects that industry trends toward higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers will continue in 1997 and beyond. The Company continues to believe that its operating system and hardware architecture strategies will prove to be the correct choices, that the industry is accepting Windows-NT, and that Windows-NT will become the dominant operating system in markets served by the Company. However, acceptance of this system and the Company's new products has been slower than anticipated, and the timing of such acceptance is unpredictable. Competing operating systems and products are available in the market, and several competitors of the Company offer or are adopting Windows-NT as the operating system for their products. There can be no assurance that the Windows-NT operating system will become dominant in markets served by the Company or that the Company's product strategies will result in restoration of profitability. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. To achieve profitability, the Company must substantially increase sales volume and further align its operating expenses with the level of revenue being generated.


ORDERS/REVENUES
---------------

Orders. First quarter systems orders totaled $159.0 million, an increase of 10% from first quarter 1996. U.S. orders increased 26% from the first quarter 1996 level due to improved orders in the U.S. commercial and federal areas of 61% and 24%, respectively. This improvement was partially offset by a decline in orders resulting from disposal of the two unprofitable business units described above. Excluding this impact, U.S. orders increased approximately 39% over first quarter 1996. Total international systems orders declined 3% from first quarter 1996. A 40% decline in Asia Pacific orders more than offset slight increases in all other international regions. First quarter 1996 Asia Pacific orders included two unusually large individual orders.


New Products. During the first quarter, the Company added a line of Intel/Windows-based personal workstations that are priced to compete with PCs. The workstations have features and performance required by professional users and provide 3D graphics that the Company believes users will require in the future. In addition, the Company announced two new software products, Solid Edge 3.0 and GeoMedia, based on its Jupiter technology. Solid Edge 3.0 is a solid modeling system for designing mechanical parts and assemblies. The Company believes it removes the obstacles that once prevented companies from using 3D solid modeling as a mainstream design tool. GeoMedia allows users to access data warehouses virtually anywhere in the world and simultaneously perform analyses with varying data types and formats. Shipment of these products is planned to begin in the second quarter of 1997.

Revenues. Total revenues for first quarter 1997 were $252.8 million, down approximately 2% from first quarter 1996. Sales outside the U.S. represented 55% of total revenues in first quarter 1997, relatively unchanged from the first quarter and full year 1996 mix. European revenues were 35% of total revenues for first quarter, compared to 37% for first quarter 1996 and 33% for the full year 1996.

Systems. Systems revenue for first quarter was $169.0 million, up 4% from the same prior year period. U.S. commercial revenues were up 31%, while federal government and U.S. divisions' revenues declined by 2% and 66%, respectively, resulting in an overall 5% systems revenue increase in the U.S. Excluding the impact of the two unprofitable business units disposed of in the first quarter, U.S. systems revenues were up 13% from first quarter 1996. International systems revenues were up 3% from first quarter 1996 as a result of modest increases in all regions, with the exception of the Asia Pacific region, which experienced a 13% systems revenue decline as a result of an unusually large shipment to a single customer in first quarter 1996.

Hardware revenues for first quarter 1997 increased 18% from the prior year period. Unit sales of workstations and servers were up 59% from first quarter 1996, while workstation and server revenues increased only 9% due to a 32% decline in the average per unit selling price. Sales of peripheral hardware products increased by 45% from the prior year period due to sales of graphics cards introduced during the second quarter of 1996. Software revenues declined 4% from the prior year level, including a 21% decline in MicroStation revenues (see further details below). Excluding MicroStation, software revenues increased 3% from first quarter 1996 due primarily to an increase in plant design, information management, and infrastructure software applications sales, partially offset by a decline in mechanical software sales. Sales of Windows-based software represented approximately 80% of total software revenues in the first quarter of 1997, up from approximately 70% in the first quarter of 1996. The Company is unable to predict the level of success of its products in the marketplace;
however, it expects systems revenue levels to increase sequentially throughout the remainder of the year through growth in core product sales and sales of new hardware and software product offerings.

MicroStation. Through the end of 1994, the Company had an exclusive license agreement with BSI, a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. As a result of settlement of a dispute between the companies relative to the exclusivity of the Company's distribution license, effective January 1, 1995, the Company had a nonexclusive license to sell MicroStation via its direct sales force and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. The Company's sales of MicroStation have declined each year since the change in the license agreement. During first quarter 1997, the Company's sales of MicroStation declined by approximately 21% from the same prior year period. The Company estimates that this decline increased first quarter 1997 net loss by approximately $2 million or $.04 per share. The Company is unable to predict the level of
MicroStation sales that will occur in the future, but it is possible such sales will be further reduced.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided training, consulting, and other services. These forms of revenue totaled $83.7 million for first quarter 1997, down 10% from the same prior year period. Maintenance revenues totaled $62.8 million for the quarter, down 16% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 8% of total revenues and has increased 10% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to increase revenues from its services business. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The  Company's  total gross margin was 34.7% for  first  quarter
1997, down 2.5 points from first quarter 1996 and 2.1 points from the full year 1996 levels.

Systems margin for first quarter 1997 was 34.8%, down .5 points from first quarter 1996 and down 1.0 point from the full year 1996 level as a result of higher hardware content in the product mix and strengthening of the U.S. dollar in international markets, primarily Europe, partially offset by a slight decline in price discounting.

In general, the Company's systems margin may be lowered by price competition, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margins may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for first quarter 1997 was 34.4%, down 5.9 points from first quarter 1996 and 4.4 points from the full year 1996 level due to a decline in maintenance revenue without a corresponding decline in maintenance cost, and to an increase in professional services cost without a corresponding increase in professional services revenue. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating  expenses for first quarter 1997 were  flat  with  the
comparable  prior  year period.  Total employee   headcount  has
declined 4.5% from that same period.

Sales and marketing expense declined 4% from first quarter 1996 due primarily to strengthening of the U.S. dollar in international markets, primarily Europe, and to slight expense declines in most geographic regions. Product development and general and administrative expenses increased slightly as compared to the prior year period.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.2 million for both first quarter 1997 and 1996. The Company's average outstanding debt has increased in comparison to the first quarter of 1996; however, the Company's rate of interest on the debt has declined approximately 2 points due primarily to a change in lenders under the Company's primary credit facility. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

In the first quarter of 1996, the Company sold a stock investment in an affiliated company, resulting in a gain of $9.4 million ($.20 per share). The gain is included in "Gain on sale of investment in affiliate" in the consolidated statement of operations for the quarter ended March 31, 1996.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of foreign exchange losses, other miscellaneous items of nonoperating income and expense, and nonrecurring charges/credits.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 1997 and the full year 1996, approximately 55% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first quarter of 1997, the U.S. dollar strengthened on average from its first quarter 1996 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. Currency effects did not have a material impact on the Company's results of operations for the first quarter of 1997 and 1996.

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with respect to currency risk are located in Europe (specifically Germany, U.K., The Netherlands, France and Italy) and Australia. Primarily, but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables, payables, and formalized intercompany debt). Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable, and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
------------

The Company incurred a loss before income tax benefit of $26.3 million in first quarter 1997 versus $6.4 million in first quarter 1996. These losses generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, cash totaled $54.6 million compared to $50.7 million at December 31, 1996. Cash generated from operations in first quarter 1997 totaled $2.2 million ($12.4 million in first quarter 1996).

Net cash used for investing activities totaled $7.3 million in first quarter 1997 and 1996. Included in investing activities were capital expenditures of $5.0 million ($11.8 million in first quarter 1996), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $40 to $50 million for the full year 1997, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures. Other significant investing activities included $2.1 million for capitalizable software development costs ($5.6 million in first quarter 1996). Investing activities in the first quarter of 1996 also included $9.8 million in proceeds from the sale of an investment in an affiliated company.

Net cash provided by financing activities in first quarter 1997 totaled $8.0 million versus a net use of cash of $16.8 million in first quarter 1996. First quarter 1997 financing activities included a $7.2 million net addition to short- and long-term debt, compared with a net repayment of $18.0 million in the first quarter of 1996.

In January 1997, the Company entered into a three year fixed term loan and revolving credit agreement. Available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, including accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. The term loan portion of the agreement is in the principal amount of $20 million, with principal due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (8.5% at March 31, 1997) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At March 31, 1997, the Company had outstanding borrowings of $20 million, all of which was classified as long-term debt in the consolidated balance sheet, and an additional $39 million of the available credit line was allocated to support letters of credit issued by the Company. As of this same date, the borrowing base under the credit line was $89 million.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures. In addition, the agreement includes restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.

In March of 1997, the Company entered into an agreement for the sale and leaseback of one of its facilities. Based on the terms of the agreement, the transaction has been accounted for as a borrowing. The amount borrowed totals $8.4 million and is included in "Long-term debt" in the 1997 consolidated balance sheet. The borrowing will be repaid over a period of 20 years at an implicit rate of interest of 10.7%.

At March 31, 1997, the Company had approximately $54 million in debt on which interest is charged under various floating rate arrangements, primarily under its three year term loan and revolving credit agreement, an Australian term loan, and various mortgages. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company is not currently generating sufficient cash to adequately fund its operations and build cash reserves, but believes that existing cash balances, together with cash to be generated by operations and cash available under its term loan and revolving credit agreement will be adequate to meet cash requirements for the remainder of 1997.


             INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K

            (a) Exhibit 10, agreement between Intergraph Corporation
                and Green Mountain, Inc., dated April 1, 1997.*

            (b) There were no reports on Form 8-K filed during the
                quarter ended March 31, 1997.



         *Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-Q.




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

Date:   May 13, 1997                 Date:   May 13, 1997