Form 10-Q
period 1997-06-30
INTERGRAPH CORP
filed 1997-08-14
CIK 351145

================================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______


                    Commission file number 0-9722


                       INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                               63-0573222
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

        Intergraph Corporation
         Huntsville, Alabama                       35894-0001
----------------------------------------           ----------
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


     Common stock, par value  $.10 per share: 47,963,570 shares outstanding as of June 30, 1997


================================================================================


                       INTERGRAPH CORPORATION
                              FORM 10-Q
                            June 30, 1997

                                INDEX



                                                                  Page No.
                                                                 ----------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements


          Consolidated Balance Sheets at June 30, 1997 and            2
             December 31, 1996

          Consolidated Statements of Operations for the quarters
             ended June 30, 1997 and 1996                             3

          Consolidated Statements of Operations for the six months
             ended June 30, 1997 and 1996                             4

          Consolidated Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996                             5

          Notes to Consolidated Financial Statements                6 - 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9 - 15


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                         16

   Item 4. Submission of Matters to a Vote of Security Holders     16 - 17

   Item 6. Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                           18



PART I.   FINANCIAL INFORMATION

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
-------------------------------------------------------------------------------
                                          June 30,     December 31,
                                            1997           1996
-------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents             $ 40,484         $ 50,674
  Accounts receivable, net               308,803          326,117
  Inventories                            104,534           89,411
  Other current assets                    38,428           37,718
-------------------------------------------------------------------------------
      Total current assets               492,249          503,920

  Investments in affiliates               15,853           19,102
  Other assets                            58,287           59,106
  Property, plant, and equipment, net    159,577          174,219
-------------------------------------------------------------------------------
      Total Assets                      $725,966         $756,347
===============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                $ 57,420         $ 51,205
  Accrued compensation                    50,503           50,364
  Other accrued expenses                  70,380           72,798
  Billings in excess of sales             60,696           62,869
  Short-term debt and current
   maturities of long-term debt           27,857           35,880
-------------------------------------------------------------------------------
      Total current liabilities          266,856          273,116

  Deferred income taxes                    6,043            6,204
  Long-term debt                          54,157           29,764
-------------------------------------------------------------------------------
      Total liabilities                  327,056          309,084
-------------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued              5,736            5,736
   Additional paid-in capital            227,618          229,675
   Retained earnings                     297,363          339,679
   Unrealized holding gain on
    securities of affiliate                2,209            6,858
   Cumulative translation adjustment       2,950            6,049
-------------------------------------------------------------------------------
                                         535,876          587,997
   Less - cost of 9,397,792 treasury
    shares at June 30, 1997 and
    9,656,295 treasury shares at
    December 31, 1996                   (136,966)        (140,734)
-------------------------------------------------------------------------------
      Total shareholders' equity         398,910          447,263
-------------------------------------------------------------------------------
      Total Liabilities and
       Shareholders' Equity             $725,966         $756,347
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

-------------------------------------------------------------------------------
Quarter Ended June 30,                          1997        1996
-------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $199,883     $174,915
 Maintenance and services                     88,726       93,251
-------------------------------------------------------------------------------
   Total revenues                            288,609      268,166
-------------------------------------------------------------------------------

Cost of revenues
 Systems                                     127,500      112,973
 Maintenance and services                     51,994       53,823
-------------------------------------------------------------------------------
   Total cost of revenues                    179,494      166,796
-------------------------------------------------------------------------------

   Gross profit                              109,115      101,370

Product development                           25,171       25,914
Sales and marketing                           65,518       67,076
General and administrative                    25,753       23,129
-------------------------------------------------------------------------------

   Loss from operations                      ( 7,327)     (14,749)

Interest expense                             ( 1,612)     ( 1,182)
Arbitration award                            ( 6,126)         ---
Other income (expense) - net                 (   962)         752
-------------------------------------------------------------------------------

   Loss before income taxes                  (16,027)     (15,179)

Income taxes                                     ---          ---
-------------------------------------------------------------------------------

   Net loss                                 $(16,027)    $(15,179)
===============================================================================

   Net loss per share                       $(   .33)    $(   .32)
===============================================================================

Weighted average shares outstanding           47,888       46,922
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

-------------------------------------------------------------------------------
Six Months Ended June 30,                       1997         1996
-------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                    $368,926     $338,099
 Maintenance and services                    172,441      186,773
-------------------------------------------------------------------------------
   Total revenues                            541,367      524,872
-------------------------------------------------------------------------------

Cost of revenues
 Systems                                     237,738      218,481
 Maintenance and services                    106,904      109,620
-------------------------------------------------------------------------------
   Total cost of revenues                    344,642      328,101
-------------------------------------------------------------------------------

   Gross profit                              196,725      196,771

Product development                           51,130       51,249
Sales and marketing                          125,221      129,454
General and administrative                    50,810       47,554
Nonrecurring operating charge                  1,095          ---
-------------------------------------------------------------------------------

   Loss from operations                      (31,531)     (31,486)

Interest expense                             ( 2,847)     ( 2,405)
Arbitration award                            ( 6,126)         ---
Gain on sale of investment in affiliate          ---        9,373
Other income (expense) - net                 ( 1,812)       2,948
-------------------------------------------------------------------------------

   Loss before income taxes                  (42,316)     (21,570)

Income taxes                                     ---          ---
-------------------------------------------------------------------------------

   Net loss                                 $(42,316)    $(21,570)
===============================================================================

   Net loss per share                       $(   .88)    $(   .46)
===============================================================================

Weighted average shares outstanding           47,823       46,947
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
-------------------------------------------------------------------------------
Six Months Ended June 30,                            1997          1996
-------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net loss                                       $(42,316)     $(21,570)
  Adjustments to reconcile net loss to net
  cash provided by (used for) operating
  activities:
   Depreciation and amortization                   31,511        38,211
   Arbitration award                                6,126           ---
   Gain on sale of investment in affiliate            ---       ( 9,373)
   Net changes in current assets and liabilities  (12,117)      ( 2,026)
-------------------------------------------------------------------------------
   Net cash provided by (used for)
    operating activities                          (16,796)        5,242
-------------------------------------------------------------------------------

Investing Activities:
  Purchase of property, plant, and equipment      (11,679)      (17,092)
  Capitalized software development costs          ( 4,371)      ( 9,882)
  Proceeds from sale of division and
   investment in affiliate                            891         9,761
  Other                                           ( 2,037)      (   652)
-------------------------------------------------------------------------------
   Net cash used for investing activities         (17,196)      (17,865)
-------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                 36,565        10,197
  Debt repayment                                  (17,424)      (19,636)
  Proceeds of employee stock purchases
   and exercise of stock options                    1,620         2,066
-------------------------------------------------------------------------------
   Net cash provided by (used for)
    financing activities                           20,761       ( 7,373)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash             3,041           670
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents         (10,190)      (19,326)
Cash and cash equivalents at beginning of period   50,674        56,407
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $40,484       $37,081
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

        Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and six months ended June 30, 1996 to provide comparability with the current period presentation.

NOTE 2: As further described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with its 50%- owned affiliate, Bentley Systems, Inc. (BSI), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In May 1997, the Company received notice of the adverse determination of an arbitration proceeding with BSI in which the Company had alleged that BSI had inappropriately and without cause terminated a contractual arrangement with the Company, and in which BSI had filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. The arbitrator's award against the Company was in the amount of $6,126,000 ($.13 per share). This charge is included in "Arbitration award" in the consolidated statements of operations for the quarter and six months ended June 30, 1997. The cash position of the Company was not significantly adversely affected by this arbitration award, as the Company has offset approximately $5,800,000 in fees otherwise owed the Company by BSI against the amount awarded BSI. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and BSI have entered into a new agreement which establishes a single support services agreement between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative to such services will have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

        The Company has one other arbitration proceeding in process related to its business relationship with BSI. The Company is vigorously defending its positions in that proceeding, but at present is unable to predict its outcome. Separately, the Company has engaged an investment banking firm to value and sell its ownership interest in BSI. See "Management's Discussion and
        Analysis" and "Part II., Item 1., Legal Proceedings" included in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1996 for further details of the Company's business relationship with BSI, its sales of MicroStation, and the financial effects on the Company of changes in this business relationship.

        The Company also has ongoing litigation with Zydex, Inc., a company with which it jointly developed its plant design software application, on which it is at present unable to predict an outcome. There have been no material developments in this proceeding during the first half of 1997. See the Company's Form 10-K filing for its year ended December 31, 1996 for further description of the Zydex matter.


NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

       ------------------------------------------------------------------------
                                June 30,       December 31,
                                  1997             1996
       ------------------------------------------------------------------------
       (In thousands)

       Raw materials           $ 29,791         $ 26,601
       Work-in-process           37,556           24,008
       Finished goods            15,323           12,945
       Service spares            21,864           25,857
       ------------------------------------------------------------------------
       Totals                  $104,534         $ 89,411
       ========================================================================

NOTE 4: Property, plant,  and  equipment  -  net   includes
        allowances    for   depreciation   of   $290,241,000    and
        $307,536,000  at  June  30, 1997  and  December  31,  1996,
        respectively.

NOTE 5: In   first   quarter  1997,  the  Company   sold   an
        unprofitable business unit to a third party. The total loss on the sale was $8,100,000, of which $7,000,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) was recorded upon final determination of the loss and closure of the sale in first quarter 1997, and is included in "Nonrecurring operating charge" in the consolidated statement of operations for the six months ended June 30, 1997. In addition, the Company discontinued the operations of a second unprofitable business unit. This business unit was sold to a third party during the second quarter of 1997. This business closure and sale did not materially affect the Company's results of operations for the quarter or six months ended June 30, 1997.

        Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996.

NOTE 6: In first quarter 1996, the Company sold its stock investment in an affiliated company at a gain of
        $9,373,000 ($.20 per share). The gain is included in "Gain on sale of investment in affiliate" in the consolidated statement of operations for the six months ended June 30, 1996.

NOTE 7: Supplementary cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net loss to net cash provided by operations are as follows:

        -----------------------------------------------------------------------
                                 Cash Provided By (Used For) Operations
        Six Months Ended June 30,            1997           1996
        -----------------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
          Accounts receivable, net         $(   512)     $ 23,187
          Inventories                       (20,986)        8,718
          Other current assets              (   552)        3,196
        Increase (decrease) in:
          Trade accounts payable              7,231       (17,036)
          Accrued compensation and other
           accrued  expenses                  2,091       (11,079)
          Billings in excess of sales           611       ( 9,012)
        -----------------------------------------------------------------------
        Net changes in current assets
         and liabilities                   $(12,117)     $( 2,026)
        =======================================================================

        Cash payments for income taxes totaled $2,299,000 and $2,784,000 for the six months ended June 30, 1997 and 1996, respectively. Cash payments for interest during those periods totaled $2,763,000 and $2,286,000, respectively.

        Investing and financing transactions in the first half of 1997 that did not require cash included the sale of two noncore business units of the Company in part for notes receivable and future royalties totaling $3,950,000 and a $4,649,000 unfavorable mark-to-market adjustment of an investment in an affiliated company.

        There were no significant non-cash investing and financing transactions in the first half of 1996.

NOTE 8: Net loss per share is computed by dividing net loss by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the only common stock equivalent and are included in the weighted average number of common shares only if dilutive. Weighted average common and equivalent common shares outstanding for both the primary and fully diluted loss per share calculations for the quarters ended June 30, 1997 and 1996 were 47,888,000 and 46,922,000, respectively. For the six months ended June 30, 1997 and 1996, weighted average common and equivalent common shares outstanding were 47,823,000 and 46,947,000, respectively.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing  and  presenting  earnings  per  share  data  for publicly held entities. The Statement is effective for fiscal years ending after December 15, 1997. Upon adoption, the Statement requires restatement of prior periods' earnings per share data. The Company will adopt this Statement for its fiscal year ending December 31, 1997 and does not expect the adoption of this new standard to materially affect previously reported or future earnings per share data.



             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In the second quarter of 1997, the Company incurred a net loss of $.33 per share on revenues of $288.6 million, including a $6.1 million ($.13 per share) charge for an adverse contract arbitration award to Bentley Systems, Inc. (BSI) (see "Litigation" and "MicroStation" below.) The second quarter 1996 loss was $.32 per share on revenues of $268.2 million. The Company's loss from operations was $.15 per share for the second quarter of 1997 as compared to $.31 per share for the second quarter of 1996. The improvement is the result of an 8% increase in revenues. For the first half of 1997, the Company lost $.88 per share on revenues of $541.4 million, including the $.13 per share adverse contract arbitration award. The first half 1996 loss totaled $.46 per share on revenues of $524.9 million, including a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company. The first half 1997 loss from operations was $.66 per share versus a loss of $.67 per share for the first half of 1996. The Company's continuing operating losses are the result of declining margins and operating expenses that are too high for the level of revenue being generated by the Company.

Disposition of Noncore Business Units. In the first quarter of 1997, the Company sold an unprofitable business unit to a third party. The total loss on the sale was $8,100,000, of which $7,000,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) was recorded upon final determination of the loss and closure of the sale in first quarter 1997 and is included in "Nonrecurring operating charge" in the consolidated statement of operations for the six months ended June 30, 1997. In addition, during the first quarter the Company discontinued the operations of a second unprofitable business unit and sold the unit to a third party during the second quarter of 1997.
This business closure and sale did not materially affect the results of operations of the Company in the first half of 1997. Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996.

Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with BSI, a 50%-owned affiliate and the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In May 1997, the Company received notice of the adverse determination of an arbitration proceeding with BSI in which the Company had alleged that BSI had inappropriately and without cause terminated a contractual arrangement with the Company, and in which BSI had filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. The arbitrator's award against the Company was in the amount of $6,126,000 ($.13 per share). This charge is included in "Arbitration award" in the consolidated statements of operations for the quarter and six months ended June 30, 1997. The cash position of the Company was not significantly adversely affected by this arbitration award, as the Company has offset approximately $5,800,000 in fees otherwise owed the Company by BSI against the amount awarded BSI. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and BSI have entered into a new agreement which establishes a single support services agreement between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative to such services will have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

The Company has one other arbitration proceeding in process related to its business relationship with BSI. The Company is vigorously defending its positions in that proceeding, but at present is unable to predict its outcome. Separately, the Company has engaged an investment banking firm to value and sell its ownership interest in BSI. See "MicroStation" below, "Part II., Item 1., Legal Proceedings" included in this Form 10-Q, and the Company's Form 10-K for the year ended December 31, 1996 for further details of the Company's business relationship with BSI, its sales of MicroStation, and the financial effects on the Company of changes in this business relationship.

The Company also has ongoing litigation with Zydex, Inc., a company with which it jointly developed its plant design software application, on which it is at present unable to predict an outcome. There have been no material developments in this proceeding during the first half of 1997. See the Company's Form 10-K filing for its year ended December 31, 1996 for further description of the Zydex matter.

Remainder of the Year. Industry conditions and changes in operating system and hardware architecture strategies (as more fully described in the Company's Form 10-K filing for its year ended December 31, 1996) resulted in a transition period for the Company characterized by revenues that declined from 1992 through 1994, by restructuring charges in 1993 and 1995, and by annual net losses from 1993 through 1995. Although the Company substantially completed its operating system and hardware architecture transition in 1995, revenue to date associated with resulting new product offerings has not met expectations, and gross margin on product sales has continued to decline due primarily to price competition in the industry. The Company expects that industry trends toward higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers will continue in 1997 and beyond. The Company continues to believe that its operating system and hardware architecture strategies are the correct choices, that the industry is accepting Windows-NT, and that Windows-NT will become the dominant operating system in markets served by the Company. However, acceptance of this system and the Company's new products built around this system has been slower than anticipated, and the timing of such acceptance is unpredictable. Competing operating systems and products are available in the market, and several competitors of the Company offer or are adopting Windows-NT as the operating system for their products. There can be no assurance that the Windows-NT operating system will become dominant in markets served by the Company or that the Company's product strategies will result in restoration of profitability. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. To achieve and maintain profitability, the Company must continue to increase sales volume and further align its operating expenses with the level of revenue being generated.


ORDERS/REVENUES
---------------

Orders. Second quarter and first half 1997 systems orders totaled $217.5 million and $376.5 million, respectively, an increase of approximately 17% and 14%, respectively, from the same prior year periods. U.S. systems orders were strong, increasing 53% and 41%, respectively, from the second quarter and first half 1996 levels due in part to a significant increase in orders from the federal government. Additionally, orders for the Company's hardware products were strong, including orders for the Company's graphics cards. International systems orders declined by 10% and 7%, respectively, from the second quarter and first half 1996 levels due primarily to an orders decline in the Asia Pacific region (first half 1996 Asia Pacific orders included four unusually large individual orders).

New Products. During the first quarter of 1997, the Company added a line of Intel/Windows-based personal workstations priced to compete in the PC market. The workstations have features and performance required by professional users and provide 3D graphics that the Company believes will be required by users in the future. In second quarter, the Company added twelve new workstations in its TD and TDZ lines, including the first Windows-NT-based workstations using dual Pentium II processors. Also introduced were two new InterServe servers, the ImageStation Z digital photogrammatic workstation, and the first 28-inch, high resolution, wide-format monitor. The majority of these products began shipping in the second quarter, with the remainder scheduled for third quarter. The Company does not expect that introduction of these new products will adversely affect the carrying value of its existing inventories.

The Company has introduced two new software products for shipment in second quarter, Solid Edge 3.0 and GeoMedia 1.0, both based on the Company's Jupiter technology. Solid Edge 3.0 is a solid modeling system for designing mechanical parts and assemblies. The Company believes it removes the obstacles that once prevented companies from using 3D solid modeling as a mainstream design tool. GeoMedia allows users to access data warehouses virtually anywhere in the world and simultaneously perform analyses with varying data types and formats. The Company believes that these products have been well accepted in the marketplace and that sales of these products should increase during the remainder of the year.

Revenues. Total revenues for second quarter and first half 1997 were $288.6 million and $541.4 million, respectively, up 8% and 3%, respectively, from the comparable prior year periods. Sales outside the U.S. represented 52% of total revenues in the first half of 1997, compared to approximately 55% for the first half and full year 1996. European revenues were 32% of total revenues for the first half of 1997, down 2 points from the first half 1996 and unchanged from the full year 1996 levels.

Systems. Systems revenue for the second quarter and first half of 1997 was $199.9 million and $368.9 million, respectively, up 14% and 9%, respectively, from the same prior year periods. U.S. revenues were up 24% from second quarter 1996 and 15% from first half 1996 levels (up 22% for the first half excluding the effect of disposal of two unprofitable business units). The factors that affected U.S. order growth have similarly affected U.S. revenue growth. International systems revenues were up approximately 4% from both the second quarter and first half 1996 levels. European revenues increased by 11% and 7%, respectively, from the second quarter and first half 1996 levels. Other international revenues declined by 3% and 1%, respectively, from these same periods.

First half 1997 total hardware revenues increased 27% from the prior year period. Unit sales of workstations and servers were up 69% (workstation and server average per unit selling price declined 37%), while sales of peripheral hardware products increased by 90% from the first half 1996 due primarily to sales of graphics cards introduced during the third quarter of 1996. Additionally, during second quarter the Company established a new sales channel which allows customers to order select low end hardware products via the Internet. The volume produced through this channel has been insignificant during the start-up phase; however, the Company has increased its inventory of these products in anticipation of a sales volume increase. Software revenues were relatively flat with the prior year level, despite a 27% decline in MicroStation revenues (see further details below). Excluding MicroStation, software revenues increased 4% from the first half 1996 level due primarily to an increase in plant design and ship building software applications sales, partially offset by declines in sales of infrastructure and database software. Sales of Windows-based software represented approximately 80% of total software revenues in the first half of 1997, up from approximately 75% in the first half of 1996.

The Company is unable to predict the level of success of its products in the marketplace; however, it expects systems revenue levels to increase sequentially throughout the remainder of the year through growth in core product sales and sales of new hardware and software product offerings.

MicroStation. Through the end of 1994, the Company had an exclusive license agreement with BSI, a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. As a result of settlement of a dispute between the companies relative to the exclusivity of the Company's distribution license, effective January 1, 1995, the Company had a nonexclusive license to sell MicroStation via its direct sales force and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. The Company's sales of MicroStation have declined each year since the change in the license agreement. During the first half of 1997, the Company's sales of MicroStation declined by approximately 27% from the same prior year period. The Company estimates that this decline increased second quarter and first half 1997 net loss by approximately $4.3 million ($.09 per share) and $6.2 million ($.13 per share), respectively. The Company is unable to predict the level of MicroStation sales that will occur in the future, but it is possible such sales will be further reduced.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided training, consulting, and other services. These forms of revenue totaled $88.7 million for the second quarter and $172.4 million for the first half of 1997, down 5% and 8%, respectively, from the comparable prior year periods.
Maintenance revenues for the first half of 1997 totaled $126.5 million, down 13% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 8% of total first half 1997 revenues and has increased 11% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to increase revenues from its services business. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the second quarter was 37.8%, flat with the second quarter of 1996. For the first half of 1997, total gross margin was 36.3%, down 1.2 points from the first half of 1996 and .5 points from the full year 1996 level.

Systems margin for the second quarter was 36.2%, an increase of
 .8 points from the second quarter 1996 level. First half 1997 margin was 35.6%, up slightly from both the first half and full year 1996 levels. Since the end of 1994, the Company's systems margin has declined by approximately 4 points, due primarily to price competition in the industry.

In general, the Company's systems margin may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. Systems margin may be lowered by price competition, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for the second quarter and first half of 1997 were 41.4% and 38.0% (38.8% for the full year 1996), respectively, down .9 points and 3.3 points, respectively, from the comparable prior year periods. The Company's maintenance revenue has declined at a faster rate than cost associated with that form of revenue. Additionally, services cost has increased more rapidly than the associated revenue. The Company continues to closely monitor maintenance and services cost and has taken certain measures, including reductions in headcount, to more closely align cost with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for the second quarter and first half of 1997 were flat with the comparable prior year periods. Total employee headcount has declined 8% from that same period.

Sales and marketing expense for the second quarter and first half of 1997 declined 2% and 3%, respectively, from the same prior year periods. These declines from 1996 levels are due primarily to the sale of the two unprofitable business units described above and to strengthening of the U.S. dollar in international markets, primarily Europe. General and administrative expense for the second quarter and first half of 1997 increased by 12% and 7%, respectively, from the same prior year periods due to increased legal expenses and provisions for U.S. and European bad debts. Product development expense for the second quarter and first half of 1997 was relatively flat with the same prior year periods, although headcount has been reduced significantly. Expense savings achieved through headcount reductions have been offset by a decline in new software product development expenses qualifying for capitalization.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.6 million for the second quarter and $2.8 million for the first half of 1997 versus $1.2 million and $2.4 million, respectively, for the comparable prior year periods.
The Company's average outstanding debt has increased in comparison to the same prior year periods; however, the Company's rate of interest on the debt has declined approximately 2 points due primarily to a change in lenders under the Company's primary credit facility. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

In the first quarter of 1996, the Company sold a stock investment in an affiliated company, resulting in a gain of $9.4 million
($.20 per share). The gain is included in "Gain on sale of investment in affiliate" in the consolidated statement of operations for the six months ended June 30, 1996.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of foreign exchange gains and losses, equity in earnings and losses of investee companies, other miscellaneous items of nonoperating income and expense, and nonrecurring charges/credits.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 1997, approximately 52% (55% for the full year 1996) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first half of 1997, the U.S. dollar strengthened on average from its first half 1996 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that currency effects increased the Company's loss for the first half of 1997 by approximately $.09 per share. Such currency effects did not materially impact the Company's results of operations for the comparable prior year period.

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


INCOME TAXES
------------

The Company incurred a loss before income tax benefit of $42.3 million in the first half of 1997 versus $21.6 million in the first half of 1996. These losses generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, cash totaled $40.5 million compared to $50.7 million at December 31, 1996. Net cash used in operations in the first half of 1997 totaled $16.8 million compared to net generation of $5.2 million in the first half of 1996. An inventory build-up in response to customer demand for faster delivery of products and in anticipation of a volume increase in sales of the Company's low end hardware products via its new Internet sales channel has consumed approximately $15 million since the beginning of the year. The Company does not anticipate a further build-up of inventory.

Net cash used for investing activities totaled $17.2 million in the first half of 1997 versus $17.9 million in the first half of 1996. Included in investing activities were capital expenditures of $11.7 million ($17.1 million in the first half of 1996), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $25 to $35 million for the full year 1997, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures. Other significant investing activities included $4.4 million for capitalizable software development costs ($9.9 million in the first half of 1996). Investing activities in the first half of 1996 also included $9.8 million in proceeds from the sale of an investment in an affiliated company.

Net cash provided by financing activities in the first half of 1997 totaled $20.8 million versus a net use of cash of $7.4 million in the first half of 1996. First half 1997 financing activities included a $19.1 million net addition to short- and long-term debt, compared with a net repayment of $9.4 million in the first half of 1996.

In January 1997, the Company entered into a three year fixed term loan and revolving credit agreement. Available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, including accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $100 million. The term loan portion of the agreement is in the principal amount of $20 million, with principal due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (8.5% at June 30, 1997) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At June 30, 1997, the Company had outstanding borrowings of $28 million, $20 million of which was classified as long-term debt in the consolidated balance sheet, and an additional $35 million of the available credit line was allocated to support letters of credit issued by the Company. As of this same date, the borrowing base under the credit line was $100 million.

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

At June 30, 1997, the Company had approximately $59 million in debt on which interest is charged under various floating rate arrangements, primarily under its three year term loan and revolving credit agreement, an Australian term loan, and various mortgages. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company is not currently generating adequate cash to fund its operations and build cash reserves, but believes that existing cash balances, together with cash to be generated by operations and cash available under its term loan and revolving credit agreement will be adequate to meet cash requirements for the remainder of 1997.


             INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

   Item 1: Legal Proceedings

           As described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with Bentley Systems, Inc. (BSI), a 50%-owned affiliate and the
           developer   and  owner  of  MicroStation,  a   software
           product utilized in many of the Company's software applications and for which the Company serves as a
           nonexclusive  distributor.   In  December   1995,   the
           Company  commenced  an arbitration  proceeding  against
           BSI   with   the   American  Arbitration   Association,
           Philadelphia,   Pennsylvania,   alleging    that    BSI
           inappropriately   and  without   cause   terminated   a
           contractual  arrangement between BSI and  the  Company.
           In response, BSI in January 1996, filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best
           efforts to sell software support services pursuant   to
           terms  of  the  contractual arrangement  terminated  by
           BSI.   In May 1997, the Company received notice of  the
           adverse determination of this arbitration proceeding. The arbitrator's award against the Company was in the amount of $6,126,000 ($.13 per share). This charge is included in "Arbitration award" in the consolidated statements of operations for the quarter and six months ended June 30, 1997. The cash position of the Company was not significantly adversely affected by this arbitration award, as the Company has offset approximately $5,800,000 in fees otherwise owed the Company by BSI against the amount awarded BSI.
           In addition, the contractual arrangement  that
           was   the   subject  of  this  arbitration   has   been
           terminated effective with the award and, as a result, the Company will no longer sell the related software
           support  services  under this agreement.   The  Company
           and  BSI  have  entered  into  a  new  agreement  which
           establishes   a   single  support  services   agreement
           between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative
           to such services will  have  a  material  impact  on   the
           Company's financial position, results of operations, or cash flows in future periods.

   Item 4: Submission of Matters to a Vote of Security Holders

           Intergraph    Corporation's    Annual    Meeting     of
           Shareholders was held on May 15, 1997. The results of the meeting follow.

           (1) Seven  directors were elected  to  the  Board  of
               Directors  to serve for the ensuing year  and  until
               their  successors  are duly elected  and  qualified.
               All  nominees, with the exception of Thomas J.  Lee,
               were  serving  as Directors of the  Company  at  the
               time of their nomination.
                                                        Votes
                                            ---------------------------------
                                              For          Against/Withheld
                                           -----------    ------------------
               Roland E. Brown              41,490,232         1,350,554
               Larry J. Laster              41,562,031         1,278,755
               Thomas J. Lee                41,519,485         1,321,301
               James W. Meadlock            41,561,038         1,279,748
               Keith H. Schonrock,  Jr.     41,449,561         1,391,225
               James F. Taylor,  Jr.        41,550,136         1,290,650
               Robert E. Thurber            41,475,478         1,365,308

               Mr.  Brown resigned as Director of the Company  June
               25,   1997,  for  personal  reasons.   The   Company
               currently intends to replace Mr. Brown.

           (2) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 42,178,573 for, 558,528 against, and 103,685 abstentions.

           (3) The  Intergraph  Corporation  1997  Stock  Option
               Plan  was  approved  by a vote  of  30,754,567  for,
               5,328,123    against,   369,782   abstentions    and
               6,388,314 broker non-votes.

   Item 6: Exhibits and Reports on Form 8-K

           (a) Exhibit 10 (a),  agreement  between   Intergraph
               Corporation and Green Mountain, Inc.,
               dated April 1, 1997.  *(1)

               Exhibit 10 (b), Indemnification Agreement  between
               Intergraph Corporation and each member of the Board of Directors of the Company dated June 3, 1997.

               Exhibit 10 (c),  Employment  Contract   of   Wade
               Patterson dated May 30, 1997.*

               Exhibit 27, Financial Data Schedule.

               * Denotes management contract or compensatory plan, contract, or arrangement.

               (1) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, under the Securities
               Exchange Act of 1934, File No. 0-9722.

           (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.



             INTERGRAPH CORPORATION AND SUBSIDIARIES
                           SIGNATURES


   Pursuant  to the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By:/s/ Larry J. Laster             By:/s/ John W. Wilhoite
   ---------------------              ---------------------
       Larry J. Laster                    John W. Wilhoite
       Executive Vice President,          Vice President and Controller
       Chief Financial Officer and        (Principal Accounting Officer)
       Director

Date:    August 13, 1997               Date: August 13, 1997