Form 10-K/A
period 1996-12-31
INTERGRAPH CORP
filed 1997-09-12
CIK 351145

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A
                           Amendment No. 1

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                              -------  -------
                Commission file number 0-9722

                       INTERGRAPH CORPORATION
                       ----------------------
       (Exact name of registrant as specified in its charter)

                     Delaware                     63-0573222
       -------------------------------  ------------------------------------
       (State or other jurisdiction of  (I.R.S. Employer Identification No.)
        incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                    35894-0001
      --------------------------------------  ------------------------------
     (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (205) 730-2000
                                                       --------------
  Securities registered pursuant to Section 12(b) of the Act:  None

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

                 DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to
      Shareholders for the year ended
      December 31, 1996                            Part I, Part II, Part IV

    Portions of the Proxy Statement for the
      May 15, 1997 Annual Shareholders' Meeting    Part III

                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON FORM 8-K

                                                         Page in
     Number           Description                       Form 10-K
     ------           -----------                       ---------

  3) Exhibits

      3(a)   Certificate of Incorporation, Bylaws,
             and Certificate of Merger. (1)

      3(b)   Amendment to Certificate of
             Incorporation. (2)

      3(c)   Restatement of Bylaws. (3)

      4      Shareholder Rights Plan, dated
             August 25, 1993. (4)

      10(a)* Employment contracts of Allan B.
             Wilson dated May 3, 1995. (5)

      10(b)* Loan program for executive officers of the Company as amended, dated
             May 1, 1996. (6)

      10(c)  Loan and Security Agreement and
             amendment, by and between Intergraph
             Corporation and Foothill Capital
             Corporation, dated December 20,1996
             (6), and exhibits.

      10(d)* Intergraph Corporation 1997 Stock
             Option Plan. (6)

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

     *Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

--------------

        (1)Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1984, under the Securities Exchange Act of 1934, File No. 0-9722.

        (2)Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1987, under the Securities Exchange Act of 1934, File No. 0-9722.

        (3)Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1993, under the Securities Exchange Act of 1934, File No. 0-9722.

        (4)Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 25,1993, under the Securities Exchange Act of 1934, File No. 0-9722.

        (5)Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31,1995, under the Securities Exchange Act of 1934, File No. 0-9722.

        (6)Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31,1996, under the Securities Exchange Act of 1934, File No. 0-9722.



                             SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION



               By   /s/  John W. Wilhoite             Date: September 12, 1997
                    ----------------------------------      ------------------
                         John W. Wilhoite
                         Vice President and Controller
                        (Principal Accounting Officer)