Form 10-K/A
period 1996-12-31
INTERGRAPH CORP
filed 1997-09-25
CIK 351145

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

      3(c)   Restatement of Bylaws. (3)

      4      Shareholder Rights Plan, dated
             August 25, 1993. (4)

      10(a)* Employment contracts of Allan B.
             Wilson dated May 3, 1995. (5)

      10(b)* Loan program for executive officers of the Company as amended, dated
             May 1, 1996. (6)

      10(c)  Loan and Security Agreement and
             amendment, by and between Intergraph
             Corporation and Foothill Capital
             Corporation, dated December 20,1996.

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



               By   /s/  John W. Wilhoite             Date: September 25, 1997
                    ----------------------------------      ------------------
                         John W. Wilhoite
                         Vice President and Controller
                        (Principal Accounting Officer)