Form 10-Q
period 1997-09-30
INTERGRAPH CORP
filed 1997-11-14
CIK 351145

==========================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  _______to______


                  Commission file number 0-9722


                        INTERGRAPH CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                  63-0573222
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

       Intergraph Corporation
        Huntsville, Alabama                             35894-0001
---------------------------------------                ------------
(Address of principal executive offices)                (Zip Code)

                            (205) 730-2000
                         --------------------
                          (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO


   Common stock, par value  $.10 per share:  48,062,854 shares outstanding as of September 30, 1997


==========================================================================



                     INTERGRAPH CORPORATION
                            FORM 10-Q
                       September 30, 1997

                              INDEX



                                                                  Page No.
                                                                  --------

PART I.  FINANCIAL INFORMATION
          ---------------------

   Item 1.  Financial Statements
            --------------------

            Consolidated Balance Sheets at September 30, 1997
                and December 31, 1996                                 2

            Consolidated Statements of Operations for the
            quarters ended September 30, 1997 and 1996                3

            Consolidated Statements of Operations for the nine
            months ended September 30, 1997 and 1996                  4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1996                  5

            Notes to Consolidated Financial Statements              6 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10 - 18


PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings                                      19 - 20

   Item 6.  Exhibits and Reports on Form 8-K                          20


SIGNATURES                                                            21


PART I.   FINANCIAL INFORMATION
          ---------------------

                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

---------------------------------------------------------------------------
                                               September 30,   December 31,
                                                   1997           1996
---------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                      $ 38,829       $ 50,674
  Accounts receivable, net                        304,321        326,117
  Inventories                                     102,868         89,411
  Other current assets                             36,948         37,718
---------------------------------------------------------------------------
      Total current assets                        482,966        503,920

  Investments in affiliates                        13,997         19,102
  Other assets                                     56,011         59,106
  Property, plant, and equipment, net             153,005        174,219
---------------------------------------------------------------------------
      Total Assets                               $705,979       $756,347
===========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                         $ 57,878       $ 51,205
  Accrued compensation                             51,672         50,364
  Other accrued expenses                           68,395         72,798
  Billings in excess of sales                      56,038         62,869
  Short-term debt and current maturities
    of long-term debt                              26,311         35,880
---------------------------------------------------------------------------
      Total current liabilities                   260,294        273,116

  Deferred income taxes                             5,944          6,204
  Long-term debt                                   51,696         29,764
---------------------------------------------------------------------------
      Total liabilities                           317,934        309,084
---------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                       5,736          5,736
   Additional paid-in capital                     227,005        229,675
   Retained earnings                              290,177        339,679
   Unrealized holding gain on securities
     of affiliate                                     ---          6,858
   Cumulative translation adjustment                  681          6,049
---------------------------------------------------------------------------
                                                  523,599        587,997
   Less - cost of 9,298,508 treasury shares at
     September 30, 1997 and 9,656,295 treasury
     shares at December 31, 1996                 (135,554)      (140,734)
---------------------------------------------------------------------------
      Total shareholders' equity                  388,045        447,263
---------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity $705,979       $756,347
===========================================================================
The accompanying notes are an integral part of these consolidated financial statements.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


---------------------------------------------------------------------------
Quarter Ended September 30,                        1997           1996
---------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                        $199,720       $185,310
  Maintenance and services                         82,347         91,003
---------------------------------------------------------------------------
    Total revenues                                282,067        276,313
---------------------------------------------------------------------------

Cost of revenues
  Systems                                         131,258        117,210
  Maintenance and services                         49,632         56,102
---------------------------------------------------------------------------
    Total cost of revenues                        180,890        173,312
---------------------------------------------------------------------------

    Gross profit                                  101,177        103,001

Product development                                23,991         26,563
Sales and marketing                                61,637         60,482
General and administrative                         25,106         25,325
---------------------------------------------------------------------------

    Loss from operations                         (  9,557)      (  9,369)

Interest expense                                 (  1,805)      (  1,318)
Gains on sales of investments in affiliates         4,858            316
Other income (expense) - net                     (    682)      (  3,559)
---------------------------------------------------------------------------

    Loss before income taxes                     (  7,186)      ( 13,930)

Income taxes                                          ---            ---
---------------------------------------------------------------------------

    Net loss                                    $(  7,186)     $( 13,930)
===========================================================================

    Net loss per share                          $(    .15)     $(    .29)
===========================================================================

Weighted average shares outstanding                48,006         47,243
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

---------------------------------------------------------------------------
Nine Months Ended September 30,                     1997           1996
---------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                         $568,646      $523,409
  Maintenance and services                         254,788       277,776
---------------------------------------------------------------------------
    Total revenues                                 823,434       801,185
---------------------------------------------------------------------------

Cost of revenues
  Systems                                          368,996       335,691
  Maintenance and services                         156,536       165,722
---------------------------------------------------------------------------
    Total cost of revenues                         525,532       501,413
---------------------------------------------------------------------------

    Gross profit                                   297,902       299,772

Product development                                 75,121        77,812
Sales and marketing                                186,858       189,936
General and administrative                          75,916        72,879
Nonrecurring operating charge                        1,095           ---
---------------------------------------------------------------------------

    Loss from operations                          ( 41,088)     ( 40,855)

Interest expense                                  (  4,652)     (  3,723)
Arbitration award                                 (  6,126)         ---
Gains on sales of investments in affiliates          4,858         9,689
Other income (expense) - net                      (  2,494)     (    611)
---------------------------------------------------------------------------

    Loss before income taxes                      ( 49,502)     ( 35,500)

Income taxes                                           ---           ---
---------------------------------------------------------------------------

    Net  loss                                    $( 49,502)    $( 35,500)
===========================================================================

    Net loss per share                           $(   1.03)    $(    .75)
===========================================================================

Weighted average shares outstanding                 47,885        47,046
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

---------------------------------------------------------------------------
Nine Months Ended September 30,                     1997           1996
---------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net loss                                       $(49,502)      $(35,500)
  Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                  46,192         57,569
    Arbitration award                               5,835            ---
    Gains on sales of investments in affiliates   ( 4,858)       ( 9,689)
    Net changes in current assets and liabilities (12,008)       (   778)
---------------------------------------------------------------------------
    Net cash provided by (used for) operating
      activities                                  (14,341)        11,602
---------------------------------------------------------------------------

Investing Activities:
  Purchase of property, plant, and equipment      (17,872)       (23,974)
  Capitalized software development costs          ( 7,149)       (12,093)
  Proceeds from sales of division and
    investments in affiliates                       5,749         10,077
  Other                                           ( 1,165)       (   605)
---------------------------------------------------------------------------
    Net cash used for investing activities        (20,437)       (26,595)
---------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                 39,078         11,439
  Debt repayment                                  (22,381)       (17,715)
  Proceeds of employee stock purchases and
    exercise of stock options                       2,419          2,970
---------------------------------------------------------------------------
    Net cash provided by (used for)
      financing activities                         19,116        ( 3,306)
---------------------------------------------------------------------------
Effect of exchange rate changes on cash             3,817            487
---------------------------------------------------------------------------
Net decrease in cash and cash equivalents         (11,845)       (17,812)
Cash and cash equivalents at beginning of period   50,674         56,407
---------------------------------------------------------------------------
Cash and cash equivalents at end of period        $38,829        $38,595
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

        Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and nine months ended September 30, 1996 to provide comparability with the current period presentation.


NOTE 2: Bentley  Systems,  Inc.  Arbitration.   As   further
        described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with its approximately 50%-owned affiliate, Bentley Systems, Inc. (BSI), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In May 1997, the Company received notice of the adverse determination of an arbitration proceeding with BSI in which the Company had alleged that BSI had inappropriately and without cause terminated a contractual arrangement with the Company, and in which BSI had filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. The arbitrator's award against the Company was in the amount of $6,126,000 ($.13 per share). This charge is included in "Arbitration award" in the consolidated statement of operations for the nine months ended September 30, 1997. The arbitration award did not materially impact the Company's cash position, as approximately $5,800,000 in fees otherwise owed the Company by BSI were offset against the amount awarded BSI. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and BSI have entered into a new agreement which establishes single support services between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative to such services will have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

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

        Zydex, Inc. Litigation. The Company filed a legal action in August 1995, seeking to dissolve and wind up its business arrangement with Zydex, Inc. ("Zydex"), a company with which it jointly developed its plant design application software product ("PDS"), and seeking an order allowing the Company to continue the business of that arrangement without further responsibility or obligation to Zydex. In response, Zydex filed a counterclaim against the Company in November 1995, alleging wrongful dissolution of the business relationship and seeking both sole ownership of PDS and significant compensatory and punitive damages.

        In April 1997, the parties agreed to settle the dispute, but failed to agree on certain terms of the settlement. In September 1997, the court issued an order resolving the disputed issues and requiring the parties to close the settlement agreement, and dismissed the case. The settlement includes the purchase of 100% of Zydex common stock by Intergraph for $24,750,000, with $8,250,000 due at closing of the agreement and the remaining amount payable over a 24 month period. The deferred payment portion of the total purchase price is secured by a subordinate interest in the PDS intellectual property and by an irrevocable letter of credit in favor of the current owner of Zydex. Interest on the unpaid amount will accrue at a rate of 1% less than the rate charged by Intergraph's primary lender. The current owner of Zydex will retain certain limited rights to use PDS products for a period of 15 years following the date of closing.

        In November 1997, a hearing was held during which the judge ordered both parties to sign the closing documents. Such documents have been executed by both parties, but Zydex has indicated they may appeal the judge's order. A formal closing of the transaction has to date not occurred, but the Company believes the transaction will close on substantially the terms described above. The Company will not record the settlement in its books of account until the date of closing. When recorded, the purchase price of Zydex stock will be recorded as a long-term asset and amortized over the remaining useful life of the PDS product, currently estimated at 10 years. Had the closing occurred November 1, 1997, the Company estimates its total cash outlay to Zydex would have been approximately $14,000,000, all of which was to be obtained from the Company's primary lender. See "Liquidity and Capital Resources" included in Management's Discussion and Analysis in this Form 10-Q for discussion of the Company's liquidity.

        The  Company's sales of PDS products during the first nine
        months   of   1997  and  for  the  full  year  1996   were
        approximately $34 million and $36 million, respectively.


NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

       ------------------------------------------------------
                             September 30,       December 31,
                                  1997             1996
       ------------------------------------------------------
       (In thousands)

       Raw materials           $ 28,644            $26,601
       Work-in-process           39,568             24,008
       Finished goods            12,692             12,945
       Service spares            21,964             25,857
       ------------------------------------------------------
       Totals                  $102,868            $89,411
       ======================================================

NOTE 4: Property,  plant,  and  equipment  -  net   includes
        allowances   for   depreciation   of   $288,466,000    and
        $307,536,000 at September 30, 1997 and December 31,  1996,
        respectively.


NOTE 5: In   first  quarter  1997,  the  Company   sold   an
        unprofitable business unit to a third party. The total loss on the sale was $8,100,000, of which $7,000,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) was recorded upon final determination of the loss and closure of the sale in first quarter 1997, and is included in "Nonrecurring operating charge" in the consolidated statement of operations for the nine months ended September 30, 1997. In addition, the Company discontinued the operations of a second unprofitable business unit. This business unit was sold to a third party during the second quarter of 1997. This business closure and sale did not materially affect the Company's results of operations for the nine months ended September 30, 1997.

        Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996.


NOTE 6: In third quarter 1997, the Company sold its stock investment in a publicly traded affiliate at a gain of
        $4,858,000  ($.10  per share).  The gain  is  included  in
        "Gains on sales of investments in affiliates" in the consolidated statements of operations for the quarter and nine months ended September 30, 1997. At December 31, 1996, the unrealized gain on this investment resulting from periodic mark-to-market adjustments totaled $6.9 million and was included in "Investments in affiliates" and "Unrealized holding gain on securities of affiliate" in the consolidated balance sheet at that date.

        In first quarter 1996, the Company sold its stock investment in an affiliated company at a gain of
        $9,373,000 ($.20 per share). The gain is included in "Gains on sales of investments in affiliates" in the consolidated statement of operations for the nine months ended September 30, 1996.

NOTE 7: Supplementary cash flow information is summarized  as follows:

        Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net loss to net cash provided by operations are as follows:

        -----------------------------------------------------------
                             Cash Provided By (Used For) Operations
        Nine Months Ended September 30,       1997           1996
        -----------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
          Accounts receivable, net         $(   800)       $10,570
          Inventories                       (19,508)        18,889
          Other current assets                  246          8,105
         Increase (decrease) in:
           Trade accounts payable             8,002        (15,197)
           Accrued compensation and other
            accrued expenses                  3,193        ( 9,863)
           Billings in excess of sales      ( 3,141)       (13,282)
        ------------------------------------------------------------
        Net changes in current assets
         and liabilities                   $(12,008)      $(   778)
        ============================================================

        Cash payments for income taxes totaled $4,050,000 and $3,719,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash payments for interest during those periods totaled $4,655,000 and $3,494,000, respectively.

        Investing and financing transactions in the first nine months of 1997 that did not require cash included the sale of two noncore business units of the Company in part for notes receivable and future royalties totaling $3,950,000. Investing and financing transactions in the first nine months of 1996 that did not require cash included the issuance of 438,357 shares of the Company's common stock in connection with a professional services agreement related to the Company's efforts to build its public safety business in the Asia Pacific region.

NOTE 8: Net  loss per share is computed by dividing net  loss by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the only common stock equivalent and are included in the weighted average number of common shares only if dilutive. Weighted average common and equivalent common shares outstanding for both the primary and fully diluted loss per share calculations for the quarters ended September 30, 1997 and 1996 were 48,006,000 and
        47,243,000, respectively. For the nine months ended September 30, 1997 and 1996, weighted average common and equivalent common shares outstanding were 47,885,000 and 47,046,000, respectively.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share data for publicly held entities. The Statement is effective for fiscal years ending after December 15, 1997. Upon adoption, the Statement requires restatement of prior periods' earnings per share data. The Company will adopt this Statement for its fiscal year ending December 31, 1997 but does not expect the new standard to materially affect previously reported or future earnings per share data.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In the third quarter of 1997, the Company incurred a net loss of $.15 per share on revenues of $282.1 million, including a $4.9 million ($.10 per share) gain on the sale of an investment in an affiliated company. The third quarter 1996 net loss was $.29 per share on revenues of $276.3 million. The
Company's loss from operations was unchanged from the third quarter 1996 level at $.20 per share.

For the first nine months of 1997, the Company lost $1.03 per share on revenues of $823.4 million, including the $.10 per share gain referenced above and a $6.1 million ($.13 per share) charge for an adverse contract arbitration award to Bentley Systems, Inc. (BSI) (see "Litigation" and "MicroStation" below). The loss for the first nine months of 1996 was $.75 per share on revenues of $801.2 million, including a $9.4 million ($.20 per share) gain on the sale of an investment in an affiliated company. Losses excluding these non-recurring items and all other items of nonoperating income and expense totaled $.84 per share in the first nine months of 1997 versus $.87 per share for the first nine months of 1996. The slight decline in operating losses results primarily from a 9% increase in systems revenues. The Company's continuing operating losses are the result of declining margins and operating expenses that are too high for the level of revenue being generated by the Company.

Disposition of Noncore Business Units. In the first quarter of 1997, the Company sold an unprofitable business unit to a third party. The total loss on the sale was $8.1 million, of which
$7.0 million ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1.1 million ($.02 per share) was recorded upon final determination of the loss and closure of the sale in first quarter 1997 and is included in "Nonrecurring operating charge" in the consolidated statement of operations for the nine months ended September 30, 1997. In addition, during the first quarter the Company discontinued the operations of a second unprofitable business unit and sold the unit to a third party during the second quarter of 1997. This business closure and sale did not materially affect the results of operations of the Company in the first nine months of 1997. Revenues and losses of these two business units totaled $24.0 million and $16.0 million, respectively, for the full year 1996. Assets of the business units totaled $14.0 million at December 31, 1996.

Organizational Changes. In October, the Company announced the formation of a new company for operation of its computer hardware business. The new company, Intergraph Computer Systems
(ICS), is a wholly owned subsidiary of Intergraph Corporation. ICS supplies high performance Windows NT-based graphics workstations and PCs, 3D graphics subsystems, and servers. ICS is being spun off to allow greater focus on the hardware business and to provide clear accountability as a business enterprise.

Also in October, the Company announced jointly with Electronic Data Systems, Inc. (EDS) the intention to form a new company to pursue market leadership in the mechanical CAD market, addressing the growing demand for high-end computer-aided design and manufacturing solutions and the dynamic market for Windows-based design products. The new company will combine the Unigraphics Division of EDS with the Company's Solid Edge line of products. EDS will have majority ownership of the new company. This proposed transaction is in an early stage, but is projected for completion by the end of 1997.

Litigation. Bentley Systems, Inc. As further described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with BSI, an approximately 50%-owned affiliate and the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In May 1997, the Company received notice of the adverse determination of an arbitration proceeding with BSI in which the Company had alleged that BSI had inappropriately and without cause terminated a contractual arrangement with the Company, and in which BSI had filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. The arbitrator's award against the Company was in the amount of $6.1 million ($.13 per share). This charge is included in "Arbitration award" in the consolidated statements of operations for the nine months ended September 30, 1997. The arbitration award did not materially impact the Company's cash position, as approximately $5.8 million in fees otherwise owed the Company by BSI were offset against the amount awarded BSI. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and BSI have entered into a new agreement which establishes single support services between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative to such services will have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

The Company has one other arbitration proceeding in process related to its business relationship with BSI. The Company is vigorously defending its position in that proceeding, but at present is unable to predict its outcome. See "MicroStation" below for further details of the Company's business relationship with BSI, its sales of MicroStation, and the financial effects on the Company of changes in this business relationship.

Zydex, Inc. The Company filed a legal action in August 1995, seeking to dissolve and wind up its business arrangement with Zydex, Inc. ("Zydex"), a company with which it jointly developed its plant design application software product ("PDS"), and seeking an order allowing the Company to continue the business of that arrangement without further responsibility or obligation to Zydex. In response, Zydex filed a counterclaim against the Company in November 1995, alleging wrongful dissolution of the business relationship and seeking both sole ownership of PDS and significant compensatory and punitive damages.

In April 1997, the parties agreed to settle the dispute, but failed to agree on certain terms of the settlement. In September 1997, the court issued an order resolving the disputed issues and requiring the parties to close the settlement agreement, and dismissed the case. The settlement includes the purchase of 100% of Zydex common stock by Intergraph for $24,750,000, with $8,250,000 due at closing of the agreement and the remaining amount payable over a 24 month period. The deferred payment portion of the total purchase price is secured by a subordinate interest in the PDS intellectual property and by an irrevocable letter of credit in favor of the current owner of Zydex. Interest on the unpaid amount will accrue at a rate of 1% less than the rate charged by Intergraph's primary lender. The current owner of Zydex will retain certain limited rights to use PDS products for a period of 15 years following the date of closing.

In November 1997, a hearing was held during which the judge ordered both parties to sign the closing documents. Such documents have been executed by both parties, but Zydex has indicated they may appeal the judge's order. A formal closing of the transaction has to date not occurred, but the Company believes the transaction will close on substantially the terms described above. The Company will not record the settlement in its books of account until the date of closing. When recorded, the purchase price of Zydex stock will be recorded as a long-term asset and amortized over the remaining useful life of the PDS product, currently estimated at 10 years. Had the closing occurred November 1, 1997, the Company estimates its total cash outlay to Zydex would have been approximately $14,000,000, all of which was to be obtained from the Company's primary lender. See "Liquidity and Capital Resources" included in Management's Discussion and Analysis in this Form 10-Q for discussion of the Company's liquidity.

The Company's sales of PDS products during the first nine months of  1997  and  for  the  full year 1996 were  approximately  $34 million and $36 million, respectively.

See "Part II., Item 1., Legal Proceedings" included in this Form
10-Q and the Company's Form 10-K for the year ended December 31, 1996 for further details of the Bentley and Zydex litigation.

Remainder of the Year. Industry conditions and changes in operating system and hardware architecture strategies resulted in a transition period for the Company characterized by revenues that declined from 1992 through 1994, by restructuring charges in 1993 and 1995, and by annual net losses from 1993 through 1995. Although the Company substantially completed its operating system and hardware architecture transition in 1995, revenue to date associated with resulting new product offerings has not met expectations, and gross margin on product sales has continued to decline due primarily to price competition in the industry. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies that result in shorter product cycles, and development and support of generic software standards that result in less specific hardware and software dependencies by customers.

The Company continues to believe that its operating system and hardware architecture strategies are the correct choices, that the industry is accepting Windows NT, and that Windows NT will become the dominant operating system in markets served by the Company. However, acceptance of this system and the Company's new products built around this system has been slower than anticipated, and the timing of such acceptance is unpredictable. Competing operating systems and products are available in the market, and several competitors of the Company offer or are adopting Windows NT as the operating system for their products. There can be no assurance that the Windows NT operating system will become dominant in markets served by the Company or that the Company's product strategies will result in restoration of profitability. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously  develop  and  deliver new  hardware  and  software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. To achieve and maintain profitability, the Company must continue to increase sales volume and further align its operating expenses with the level of revenue being generated.


ORDERS/REVENUES
---------------

Orders. Systems orders for the third quarter and first nine months of 1997 totaled $199.7 million and $576.1 million, respectively, an increase of approximately 10% and 13%, respectively, from the same prior year periods. U.S. systems orders increased 30% and 37%, respectively, from the third quarter and first nine months of 1996. Orders for the Company's hardware products were also strong. Strengthening of the dollar against international currencies, primarily in Europe, reduced systems orders growth by approximately 2 points. International systems orders declined approximately 8% from both the third quarter  and  first nine months of 1996 due primarily  to  order declines in the Asia Pacific and Middle East regions (both regions included unusually large individual orders in the first nine months of 1996) and to strengthening of the dollar as described above. European orders were up 5% from the first nine months of 1996. Excluding the impact of a stronger dollar, European orders were up 11%.

New  Products.   During the first quarter of 1997,  the  Company
added a line of Intel/Windows-based personal workstations priced to compete in the PC market. The workstations have features and performance required by professional users and provide 3D graphics that the Company believes will be required by users in the future. In second quarter, the Company introduced twelve new workstations in its TD and TDZ lines, including the first Windows NT-based workstations using dual Pentium II processors.
Also   introduced   were   two  new  InterServe   servers,   the
ImageStation Z digital photogrammatic workstation, and the first 28-inch, high resolution, wide-format monitor. These products will commence shipping at various dates throughout 1997. In original equipment manufacturer (OEM) business in the third quarter, the Company announced it would develop and manufacture Sony-branded computers for Sony Corporation's professional and business systems and would become the exclusive provider of high-
performance   3D   graphics  hardware  for   Digital   Equipment
Corporation's  Windows  NT-based  personal  workstations.    The
Company is unable to predict the financial impact of these new products and business agreements. It does not expect that introduction of these new products and fulfillment of its new business agreements will adversely affect the carrying value of its existing inventories.

The Company introduced two new software products that began shipping in the second quarter, Solid Edge 3.0 (see "Organizational Changes" above) and GeoMedia 1.0, both based on the Company's Jupiter technology. Solid Edge 3.0 is a solid modeling system for designing mechanical parts and assemblies. The Company believes it removes the obstacles that once prevented companies from using 3D solid modeling as a mainstream design tool. GeoMedia allows users to access data warehouses virtually anywhere in the world and simultaneously perform analyses with varying data types and formats.

Revenues. Total revenues for the third quarter and first nine months of 1997 were $282.1 million and $823.4 million, respectively, up 2% and 3%, respectively, from the comparable prior year periods. Sales outside the U.S. represented 51% of total revenues in the first nine months of 1997, compared to approximately 55% for the full year 1996. European revenues were 31% of total revenues for the first nine months of 1997, down 2 points from the full year 1996 level.

Systems. Systems revenue for the third quarter and first nine months of 1997 was $199.7 million and $568.6 million, respectively, up 8% and 9%, respectively, from the same prior year periods. U.S. revenues were up 28% from the third quarter 1996 and 19% from the first nine months of 1996 (up 26% for the first nine months excluding the effect of disposal of two unprofitable business units). International systems revenues were down 10% from the third quarter 1996 and down 1% from the first nine months of 1996. European systems revenues were up 1% from the first nine months of 1996 (excluding the impact of a stronger dollar, European systems revenues were up 7%). The factors that affected systems order growth have similarly affected systems revenue growth.

Hardware  revenues  for  the first  nine  months  of  1997  have
increased  27%  from  the  prior year  period.   Unit  sales  of
workstations and servers were up 75% (workstation and server average per unit selling price declined 40%), while sales of peripheral hardware products increased by 92% from the first nine months of 1996 due primarily to sales of 3D graphics cards introduced during the third quarter of 1996. Third quarter revenues were significantly impacted by a delay in shipment of the Company's new TDZ 2000 line of workstations. The delay is the result of defects in Intel's PIIX4 I/O bridge and Intel's lack of remedy of those defects with respect to the Company's products. The Company has now resolved these problems and will commence shipment of this product line in fourth quarter. Software revenues were relatively flat with the prior year level, despite a 29% decline in MicroStation revenues (see further details below). Excluding MicroStation, software revenues increased 5% from the first nine months of 1996 due primarily to an increase in plant design and shipbuilding software applications sales, partially offset by declines in sales of infrastructure and database
software.    Sales   of   Windows-based   software   represented
approximately 81% of total software revenues in the first nine months of 1997, up from approximately 77% in the first nine months of 1996.

The Company is unable to predict the level of success of its products in the marketplace. However, it expects a sequential systems revenue increase in the fourth quarter of 1997 through growth in core product sales and sales of new hardware and software product offerings.

MicroStation. Through the end of 1994, the Company had an exclusive license agreement with BSI, a 50%-owned affiliate of the Company, under which the Company distributed MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications. As a result of settlement of a dispute between the companies relative to the exclusivity of the Company's distribution license, effective January 1, 1995, the Company had a nonexclusive license to sell MicroStation via its direct sales force and to sell MicroStation via its indirect sales channels if MicroStation is sold with other Intergraph products. The Company's sales of MicroStation have declined each year since the change in the license agreement. During the first nine months of 1997, the Company's sales of MicroStation declined by approximately 29% from the same prior year period. The Company estimates that this decline increased net losses for the first nine months of 1997 by approximately $4.6 million ($.10 per share). MicroStation sales did not have a material impact on the third quarter of 1997 versus the third quarter of 1996. The Company is unable to predict the level of MicroStation sales that will occur in the future, but it is likely that such sales will be further reduced.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue totaled $82.3 million for the third quarter and $254.8 million for the first nine months of 1997, down 10% and 8%, respectively, from the comparable prior year periods. Maintenance revenues for the first nine months of 1997 totaled $185.8 million, down 14% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 8% of year to date 1997 revenues and has increased 9% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to increase revenues from its services business. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the third quarter was 35.9%, down 1.4 points from the third quarter of 1996. For the first nine months of 1997, total gross margin was 36.2%, down
1.2 points from the first nine months of 1996 and .6 points from the full year 1996 level.

Systems margin for the third quarter was 34.3%, a decline of 2.4 points from the third quarter 1996 level. For the first nine months of 1997 systems margin was 35.1%, down approximately .8 points from the same prior year period and from the full year 1996 level. Systems margin has been unfavorably impacted by a strengthening U.S. dollar against international currencies, primarily in Europe, and by a higher hardware content in the product mix, partially offset by production efficiencies recognized by a significant increase in hardware unit sales volume. Since the end of 1994, the Company's systems margin has declined by 4.6 points, due primarily to price competition in the industry.

In general, the Company's systems margin may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margin may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have, but expects continuing pressure on its systems margin due primarily to industry price competition.

Maintenance and services margin for the third quarter and first nine months of 1997 were 39.7% and 38.6% (38.8% for the full year 1996), respectively, up 1.3 points and down 1.7 points, respectively, from the comparable prior year periods. The Company's maintenance revenue has declined at a faster rate than cost associated with that form of revenue. The Company continues to closely monitor maintenance and services cost and has taken certain measures, including reductions in headcount, to more closely align cost with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for the third quarter and first nine months of 1997 declined by 2% and 1%, respectively, from the comparable prior year periods. Total employee headcount has declined 7% during that same period. The sale of two unprofitable business units reduced total operating expenses by approximately 3%, with most of the expense savings being achieved in the product development and sales and marketing areas.

Product development expense for the third quarter and first nine months of 1997 declined by 10% and 4%, respectively, from the same prior year periods due primarily to significant reductions in headcount, including those resulting from sale of the two business units. The expense savings achieved through headcount reductions have been partially offset by a decline in new software product development expenses qualifying for capitalization. Third quarter sales and marketing expenses were up slightly from the prior year level; however, year to date expenses declined by 2%. The decline from 1996 levels is due primarily to sale of the two unprofitable business units described above and to strengthening of the U.S. dollar in international markets, primarily in Europe, partially offset by increased trade show and advertising expenses in the U.S. General and administrative expense was flat with the third quarter 1996 level, but increased by 4% from the first nine months of 1996 due to increased legal expenses (see "Litigation" above).


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.8 million for the third quarter and $4.7 million for the first nine months of 1997 versus $1.3 million and $3.7 million, respectively, for the comparable prior year periods. The Company's average outstanding debt has increased in comparison to the same prior year periods; however, the Company's rate of interest on the debt has declined approximately 2 points due primarily to a change in lenders under the Company's primary credit facility. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

In the third quarter of 1997, the Company sold a stock investment in a publicly traded affiliate, resulting in a gain of $4.9 million ($.10 per share). The gain is included in "Gains on sales of investments in affiliates" in the consolidated statements of operations for the quarter and nine months ended September 30, 1997. At December 31, 1996, the unrealized gain on this investment resulting from periodic mark-to-market adjustments totaled $6.9 million and is included in "Investments in affiliates" and "Unrealized holding gain on securities of affiliate" in the consolidated balance sheet at that date. In the first quarter of 1996, the Company sold a stock investment in an affiliated company, resulting in a gain of $9.4 million ($.20 per share). This gain is included in "Gains on sales of investments in affiliates" in the consolidated statement of operations for the nine months ended September 30, 1996.

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


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 1997, approximately 51% (55% for the full year 1996) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first nine months of 1997, the U.S. dollar strengthened on average from its prior year level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that currency effects increased the Company's year to date 1997 loss by approximately $.15 per share. Such currency effects did not materially impact the Company's results of operations for the comparable prior year period.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe (specifically Germany, U.K., The Netherlands, France and Italy) and Australia. Primarily, but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts primarily related to these balance sheet items (intercompany receivables and payables). Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less), and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The
Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via such instruments and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
------------

The Company incurred a loss before income taxes of $49.5 million in the first nine months of 1997 versus $35.5 million for the same prior year period. These losses generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individual profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1997, cash totaled $38.8 million as compared to $50.7 million at December 31, 1996. Operations consumed $14.3 million in the first nine months of 1997, as compared to net cash generation of $11.6 million in the first nine months of 1996. An inventory build-up in response to increased hardware unit sales volume and to customer demand for faster delivery of products has consumed approximately $15 million since the beginning of the year.

Net cash used for investing activities totaled $20.4 million in the first nine months of 1997 versus $26.6 million in the first nine months of 1996. Included in investing activities were capital expenditures of $17.9 million ($24.0 million in the first nine months of 1996), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $25 to $30 million for the full year 1997, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures. Other significant investing activities included $7.1 million for capitalizable software development costs ($12.1 million in the first nine months of 1996) and $5.7 million in proceeds from sales of a division and investments in affiliated companies ($10 million in the first nine months of 1996.)

Net cash provided by financing activities in the first nine months of 1997 totaled $19.1 million versus a net use of cash of $3.3 million in the first nine months of 1996. Year to date 1997 financing activities included a $16.7 million net addition to short- and long-term debt, compared with a net repayment of $6.3 million in the first nine months of 1996.

In January 1997, the Company entered into a three year fixed term loan and revolving credit agreement. Available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, including
accounts   receivable,  inventory,  and  property,  plant,   and
equipment,  with maximum borrowings of $100 million.   The  term
loan portion of the agreement is in the principal amount of $20 million, with principal due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the
Company's  assets  in  the U.S.  The rate  of  interest  on  all borrowings  under  the agreement is the greater  of  7%  or  the
Norwest  Bank  Minnesota  National  Association  base  rate   of
interest (8.5% at September 30, 1997) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of
 .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At September 30, 1997, the Company had outstanding borrowings of $27.8 million ($43 million at November 10, 1997), $20 million of which was classified as long-term debt in the consolidated balance sheet, and an additional $37 million of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of this same date, the borrowing base under the credit line was $100 million.

The Company is currently negotiating with this lender to increase the credit line from $100 million to $125 million. The Company expects negotiations to be completed in the fourth quarter and that the increase will be granted. The Company estimates that at present it can support a borrowing base of approximately $110 million, and expects that the full amount of the extended line, if granted, will become supportable with future growth in the Company's business.

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

At September 30, 1997, the Company had approximately $58 million in debt on which interest is charged under various floating rate arrangements, primarily under its three year term loan and revolving credit agreement, an Australian term loan, and various mortgages. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company is not currently generating adequate cash to fund its operations and build cash reserves. However, the Company
believes  that  existing  cash  balances,  together  with   cash
expected to be generated by improving operations and cash available under its term loan and revolving credit agreement, when amended, will be adequate to meet anticipated cash requirements in the near term. The Company, in the near term, must increase sales volume and align its operating expenses with the level of revenue being generated if it is to adequately fund its operations, build adequate cash reserves, and avoid additional third party financing.



                  INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

  Item 1: Legal Proceedings

          Bentley Systems, Inc. As described in the Company's Form 10-K filing for its year ended December 31, 1996, the Company has been party to certain arbitration proceedings with Bentley Systems, Inc. (BSI), an approximately 50%-owned affiliate and the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In December 1995, the Company commenced an arbitration proceeding against BSI with the American Arbitration Association, Philadelphia, Pennsylvania, alleging that BSI inappropriately and without cause terminated a contractual arrangement between BSI and the Company. In response, in January 1996 BSI filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by BSI. In May 1997, the Company received notice of the adverse determination of this arbitration proceeding. The arbitrator's award against the Company was in the amount of $6,126,000 ($.13 per share). This charge is included in "Arbitration award" in the consolidated statement of operations for the nine months ended September 30, 1997. The arbitration award did not materially impact the Company's cash position, as approximately $5,800,000 in fees otherwise owed the Company by BSI were offset against the amount awarded BSI. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with the award and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and BSI have entered into a new agreement which establishes single support services between the two companies. The Company believes that neither the arbitration related change in BSI software support services or its new agreement with BSI relative to such services will have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

          Zydex, Inc. The Company filed a legal action in August 1995, seeking to dissolve and wind up its business arrangement with Zydex, Inc. ("Zydex"), a company with which it jointly developed its plant design application software product ("PDS"), and seeking an order allowing the Company to continue the business of that arrangement without further responsibility or obligation to Zydex. In response, Zydex filed a counterclaim against the Company in November 1995, alleging wrongful dissolution of the business relationship and seeking both sole ownership of PDS and significant compensatory and punitive damages.

          In April 1997, the parties agreed to settle the dispute, but failed to agree on certain terms of the settlement. In September 1997, the court issued an order resolving the disputed issues and requiring the parties to close the settlement agreement, and dismissed the case. The settlement includes the purchase of 100% of Zydex common stock by Intergraph for $24,750,000, with $8,250,000 due at closing of the agreement and the remaining amount payable over a 24 month period. The deferred payment portion of the total purchase price is secured by a subordinate interest in the PDS intellectual property and by an irrevocable letter of credit in favor of the current owner of Zydex. Interest on the unpaid amount will accrue at a rate of 1% less than the rate charged by Intergraph's primary lender. The current owner of Zydex will retain certain limited rights to use PDS products for a period of 15 years following the date of closing.

          In November 1997, a hearing was held during which the judge ordered both parties to sign the closing documents. Such documents have been executed by both parties, but Zydex has indicated they may appeal the judge's order. A formal closing of the transaction has to date not occurred, but the Company believes the transaction will close on substantially the terms described above. The Company will not record the settlement in its books of account until the date of closing. When recorded, the purchase price of Zydex stock will be recorded as a long-term asset and amortized over the remaining useful life of the PDS product, currently estimated at 10 years. Had the closing occurred November 1, 1997, the Company estimates its total cash outlay to Zydex would have been approximately $14,000,000, all of which was to be obtained from the Company's primary lender. See "Liquidity and Capital Resources" included in Management's Discussion and Analysis in this Form 10-Q for discussion of the Company's liquidity.

          The  Company's sales of PDS products during the first nine
          months   of   1997  and  for  the  full  year  1996   were
          approximately $34 million and $36 million, respectively.


  Item 6: Exhibits and Reports on Form 8-K

    (a)   Exhibit    10(a),    agreement   between    Intergraph
          Corporation and Green Mountain, Inc., dated April  1, 1997. *(1)

          Exhibit  10(b),  Indemnification  Agreement  between
          Intergraph Corporation and each member of the Board of Directors of the Company dated June 3, 1997. (2)

          Exhibit 10(c), Employment Contract of Wade Patterson dated May 30, 1997. *(2)

          Exhibit 27, Financial Data Schedule.



      * Denotes management contract or compensatory plan, contract, or arrangement.

             (1)  Incorporated  by  reference  to  exhibit   filed
             with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

             (2)  Incorporated  by  reference  to  exhibit   filed
             with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                                SIGNATURES


   Pursuant  to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          INTERGRAPH CORPORATION
                          ----------------------
                               (Registrant)




By:                                By:
       ----------------------             ----------------------
       Larry J. Laster                    John W. Wilhoite
       Executive Vice President,          Vice President and Controller
       Chief Financial Officer and        (Principal Accounting Officer)
       Director

Date:  November 13, 1997           Date:  November 13, 1997