Form 10-K
period 1997-12-31
INTERGRAPH CORP
filed 1998-03-30
CIK 351145

=============================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

                                OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                Commission file number 0-9722

                      INTERGRAPH CORPORATION
                      ----------------------
      (Exact name of registrant as specified in its charter)

               Delaware                                    63-0573222
     ------------------------------        -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                      35894-0001
     ----------------------------------------           ----------
     (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  (205) 730-2000
                                                       --------------

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $0.10 per share
              ---------------------------------------
                         (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (   )

   As of January 31, 1998, there were 48,220,459 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $400,159,000 based on the closing sale price of such stock as reported by NASDAQ on January 31, 1998, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to
     Shareholders for the year ended
     December 31, 1997                             Part I, Part II, Part IV

    Portions of the Proxy Statement
     for the May 28, 1998 Annual
     Shareholders' Meeting                         Part III

==============================================================================

                              PART I


ITEM 1.   BUSINESS

Overview

   Intergraph Corporation (the "Company" or "Intergraph"), founded in 1969, is a vendor of automated business solutions including hardware, software, consulting and support services for technical, creative, and information technology (IT) professionals found in a variety of industry sectors and government.

   Effective for 1998 management and reporting purposes, the Company's business organization is comprised of Intergraph Corporation, the parent company (also referred to as
"Intergraph  Industry  Solutions"), Intergraph  Computer  Systems, Inc.,
Intergraph  Public  Safety, Inc., and VeriBest, Inc.   The  Company
believes that this business structure will  provide greater focus and  provide  clear  accountability of  each  as  a business
enterprise.  Industry  Solutions   supplies   automated
business  solutions, including hardware, software, consulting  and
support  services,  to  three  primary  industries:   process  and
building, infrastructure (including transportation, utilities  and
state  and  local governments), and federal government.   Computer
Systems   supplies  high  performance  Windows  NT-based  graphics
workstations and personal computers (PCs), three dimensional (3D) graphics subsystems, servers, and other hardware products. Public Safety develops, markets, and implements systems for public safety
agencies.   VeriBest  serves  the  electronics  design  automation
market, providing software design tools, design processes, and consulting services for developers of electronic systems.

   Intergraph offers  open,  industry  standard solutions, including
Microsoft   Corporation's   Windows-based software,  Intel Corporation's
microprocessor-based hardware, and related services to meet engineering, design, modeling, analysis, mapping, IT, and creative computing needs.
The Company's products are sold through direct and indirect channels worldwide, with United States and European revenues representing approximately 77% of total revenues for 1997.

   Until the mid 1990s, the unique demands of high end technical computing required tremendous processing and graphics capabilities that could only be performed using reduced instruction set computing (RISC) workstations for the UNIX operating system.
These systems cost considerably more than the Intel microprocessor/Windows-based PCs currently used widely for word processing, spreadsheets, and other less demanding applications.

   In 1992 the Company began evaluation of a transition from its own Clipper RISC microprocessor to the Intel microprocessor and from the UNIX operating system to Microsoft's Windows NT, a 32 bit operating system powerful enough to run both technical and business applications on a less expensive hardware platform. In late 1992, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high end computing and other enterprise wide computing environments, while at the same time maintaining interoperability with existing UNIX-based systems. The Company, therefore, chose to migrate products from its own Clipper microprocessor to Intel's and from the UNIX operating system to Windows NT. The effect of this decision has been to expand the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company, including the availability of Intergraph software applications operating across a variety of hardware architectures of other vendors that use the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on Intergraph hardware platforms. The Company has continued to maintain products in the UNIX operating system environment, the foundation for its software applications prior to Windows NT.

   At the end of 1994, the Company completed a two year development effort to port its technical software applications to the Windows NT operating system, and to make Windows NT available on all Intergraph workstations. Sales of Windows-based software grew to represent 48% of software revenues in 1994, 70% in 1995, 78% in 1996, and 87% in 1997.

   The Company ceased development of its microprocessor at the end of 1993 and made a substantial investment in the redesign of its hardware platform for utilization of Intel's microprocessor. Intergraph chose to use only Intel microprocessors and to focus its efforts and image creation toward its core capabilities, which are very high performance computation and graphics. This high end market place in the Windows NT environment is only supported by Intel products. The transition from its proprietary hardware architecture to that of Intel was substantially completed during 1994. Intel based systems grew to represent 74% of hardware unit sales in 1994, 95% in 1995, and approximately 100% in 1996 and 1997. See "Manufacturing and Sources of Supply" and Item 3, Legal Proceedings following for discussion regarding litigation between the Company and Intel, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for discussion of effects of the Intel dispute on operating results of the Company.

   Currently, Intergraph markets and sells a complete line of workstations and servers based on Intel's Pentium, Pentium Pro, and Pentium II microprocessors and the Windows NT operating system. The Company's Intel/Windows-based solutions include low to high end workstations, servers, software applications, peripherals, and consulting, networking, system migration, training, and maintenance and support services. Depending on user requirements, the Company's products and services can be provided as point solutions or as integrated solutions that include all necessary hardware, software, and support services.

   The Company believes that its operating system and hardware architecture strategies are the correct choices, that the industry has accepted Windows NT, and that Windows NT is becoming the dominant operating system in the majority of markets served by the Company. Competing operating systems and products are available in the market, and competitors of the Company offer or are adopting Windows NT and Intel as the systems for their products. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

   In   terms   of   broad   market   segments,   the   Company's
mapping/geographic information systems (GIS), architectural, engineering and construction (AEC), and mechanical design, engineering, and manufacturing product applications continue to dominate the Company's product mix at approximately 57%, 27%, and 14%, respectively, of total systems sales in 1997 (52%, 27%, and 13%, respectively, for 1996).

Business Entities

Intergraph Industry Solutions
-----------------------------

   Intergraph Industry Solutions develops, markets, and supports total solutions which offer technical professionals open, interdisciplinary software applications, specialized industry specific hardware, consulting, and support services. Industry Solutions provides business solutions to three primary industries: process and building, infrastructure (including transportation, utilities, and state and local government), and federal government.

   The graphics software foundation for certain Industry Solutions' software applications is MicroStation, graphics software owned by
Bentley  Systems,  Inc.,  an Intergraph  affiliate.   MicroStation
provides fundamental graphics element creation, maintenance, and display functions for Industry Solutions' UNIX- and Intel-based
workstations.   See  Item  3,  Legal  Proceedings  following   and
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated
Financial Statements contained in the Company's 1997 annual report, portions of which are incorporated by reference in this
Form   10-K   annual  report,  for  discussion  of  the  Company's
arbitration  proceedings  and business relationship  with  Bentley
Systems, Inc.

   Process and Building. Industry Solutions' plant design software addresses the needs of process and power plant design efforts. The plant design system product supports process flow diagrams,
piping   and   instrumentation  diagrams,   instrumentation   data
management,     piping,     equipment,     heating/ventilation/air
conditioning, electrical, structural, and other design aspects  of
a   plant.   Three  dimensional  modeling  capabilities  are  also
provided.  The system performs interference checking and  provides
reports,  materials  lists, and drawings.   A  supporting  product
provides "walk throughs" of three dimensional plant models.

   Industry  Solutions'  architectural, facility  management,  and
engineering  product  line  automates  the  project   design   and
management process. With this software, users can develop and model building concepts, produce construction documents, and manage space and assets in a finished facility. The system serves the needs of architecture/engineering firms and corporate or governmental facility management offices. Included are capabilities for producing three dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings. Products are also offered for space planning, facility layout, maintenance management, lease management, and asset tracking.

   Engineering software evaluates product designs for functional and structural integrity, predicting behavior under service or test conditions. Finite element modeling and analysis software evaluates designs by simulating stresses encountered in end use.

   Infrastructure. To help agencies strategically and efficiently manage transportation networks, Industry Solutions' transportation solutions integrate maps, photos, property records, survey and engineering data, inspection reports, traffic safety, and congestion statistics. Industry Solutions' mapping, civil engineering, and photogrammetry products provide transportation solutions including imaging, training, reprographics, plotting, and integration and professional services.

   The dominant mapping/GIS solution for transportation agencies is Industry Solutions' GeoMedia and MGE, a high end software for base
map   analysis.   GeoMedia  offers  dynamic  segmentation   in   a
client/server environment while accessing legacy data, providing open access to spatial data and information, and distributing spatial data and information across the World Wide Web. Industry Solutions' ImageStation Z photogrammetric workstation, an end-to-end digital photogrammetry production system on Windows NT, offers tools for aerotriangulation, mapping, automatic digital terrain model collection, and orthophoto generation. Industry Solutions'
InRoads    suite   of   civil   engineering   software   addresses
transportation   engineering,   site   design,   data   reduction,
coordinate  geometry, rail design, and water  resources.   InRoads
includes  Windows-based  standalone  applications,  as   well   as
software   that  can  be  used  simultaneously  for  AutoCAD   and
MicroStation.

   For state and local governments, Industry Solutions develops and implements mapping & geographic information systems and civil
engineering   solutions  for  land  records  and  mapping,   asset
management,    public   works,   public   safety,   transportation
engineering,   infrastructure  modeling,   planning,   and   other
functions.    Industry  Solutions'  mapping/GIS   solutions   help
governments  improve public service, respond more  efficiently  to
legislated  and  political  mandates,  implement  successful   GIS
systems quickly, and reduce the total cost of GIS ownership. Industry Solutions' civil engineering software helps governments design and analyze projects from site design to water resources to
transportation.   The  easy  to use  software  is  based  upon  an
enterprise wide data warehouse for collection and dissemination of information (including GIS data) to all participants in the government organization.

   For more than 25 years, Industry Solutions' Infrastructure business unit has provided state of the art software to the telecommunications, electric, gas, pipeline, and water industries. The unit's full spectrum solutions integrate geo-based data with core information technology systems, giving a broad base of users access to spatial information.

   Environmental and natural resource management applications address monitoring, evaluating and managing, conservation and remediation of the environment. Energy exploration and production products assist geoscientists in geological analysis for energy exploration and production and mineral extraction.

   Industry Solutions also provides solutions for end-to-end digital map and chart publishing, digital image processing, orthophoto production, and digital photogrammetry.

   Federal  Systems.   The Federal Systems business unit of Industry
Solutions markets and sells commercial off-the-shelf and specially developed products and services to government agencies around the
world.   Federal Systems' major offerings  include  mapping   and
information systems and integrated ship design and production software products. Industry Solutions has been a top provider of computer graphics solutions to the U.S. government for a number of years.

Intergraph Computer Systems
---------------------------
   On January 1, 1998, Intergraph Computer Systems began operating as an independent entity, with full transition to be completed by the end of 1998. Intergraph plans to build Computer Systems into the leading supplier of high performance, Intel/Windows NT-based graphics workstations and PCs, servers, and 3D graphics subsystems. As a separate company with profit and loss responsibility, the Company believes Intergraph Computer Systems is positioned to respond and grow quickly in its rapidly evolving target markets.

   Computer Systems offers workstation products for a range of users. The TD line of computer systems offers Intel Pentium, Pentium Pro, and Pentium II microprocessors, Windows NT and Windows 95 operating systems, leading edge graphics, and other industry standard components. TD personal computers are intended for 2D design and drafting users, as well as office automation and business management tasks. TD personal workstations are for 3D design, engineering analysis, image processing, and rendering. TDZ 3D graphics workstations offer high end, industry standard graphics and computing power on price competitive Pentium II-based systems running Windows NT. All computer systems offer numerous options that permit customers to select systems that meet their unique needs, including a selection of display monitors, upgradeable memory, and specialized peripherals.

   Computer Systems also offers Intel/Windows-based InterServe symmetric multiprocessing servers for work groups, departments, or an entire enterprise. These systems come with fully integrated optical disk products, backup solutions, and networking capabilities, as well as with consultation, installation, and other services to assure customer success.

   Other systems are available for specialized needs. StudioZ workstations are Pentium II/Windows NT-based systems for creating computer generated images and digital betacam quality video for the entertainment and broadcast markets. Intel/Windows NT-based web servers are solutions for establishing and managing customers' sites on the World Wide Web. ExtremeZ 2D graphics workstations are Pentium II-based systems for prepress and publishing professionals. Industry standard 3D graphics accelerators are available, including RealiZm II 3D Graphics with DirectBurst technology, a patented 3D graphics subsystem, Intense 3D Pro 1000, an original professional OpenGL add-in card that is based on RealiZm 3D graphics technology for Windows NT, and Intense 3D 100, a mainstream graphics accelerator ideal for general purpose Windows 95/Windows NT PC productivity.

   Computer Systems also offers large format production scanners, imaging systems for scanning and plotting images, and laser imagesetters for electronic map publishing. Additional special purpose peripherals such as disk and tape drives, printers, and other devices may be manufactured in house or sold as original equipment from third parties.

Intergraph Public Safety
------------------------
   In January of 1997, Intergraph Public Safety became a subsidiary corporation wholly owned by Intergraph. Headquartered in Huntsville, Alabama with a staff of approximately 500 people worldwide, Public Safety is the only company providing total public safety solutions on a global basis. Public Safety solutions include computer hardware and software systems, training, maintenance, customer support, and outsourcing services. Public Safety develops, markets and implements computer-based systems for public safety agencies such as emergency medical and rescue units, fire departments and law enforcement organizations around the world. The computer solutions offered by Public Safety feature its proprietary technology and rely on the Windows NT operating system, Intel-based workstations, and Oracle Corporation's relational data bases. By incorporating industry standard hardware and software with its products, Public Safety is able to provide customers with the best price and performance features available. Public Safety is aggressively expanding its products and services to address other industries, such as utilities, automobile club roadside assistance, airport security, campus security and military base security.

   The computer aided dispatch system is the foundation product for
Public   Safety.   This  product  fully  integrates   interactive,
intelligent  mapping  with dispatching,  records  management,  and
state   of   the   art   communications  capabilities.    Designed
specifically to support command and control operations, the system
is   composed  of  high  performance  graphics  workstations   and
software.   Records  management is enhanced  by  a  database  that
includes geographic map information as well as address, incident history, and traffic pattern data.

   All Public Safety products are designed to participate in a comprehensive, integrated public safety information system. The Public Safety product offering includes CAD dispatch, police, fire, and emergency management systems, records management systems, jail management systems, civil process and mug shot systems, mobile computer systems, integrated radio and telephony solutions, interfaces to alarm systems, management information reporting systems, personnel rostering systems, and training management systems. Public Safety's strategy is to provide products representing a complete solution for public safety agencies, with approximately 45 products currently offered.

VeriBest
--------
   In January 1996, VeriBest became a subsidiary corporation wholly owned by Intergraph. Formerly the Electronics division of Intergraph, VeriBest employs approximately 300 people worldwide with concentrations at its headquarters in Boulder, Colorado and development centers in Huntsville, Alabama and Mountain View, California.

   The first electronic design automation (EDA) company to port its
tools   to   Windows   NT   and   fully  support   computer-aided-
engineering/computer-aided-design/printed circuit board  tools  in
the   Intel/Windows  environment,  VeriBest  is  a   provider   of
electronic    system   design   solutions   to    the    computer,
telecommunications, automotive, industrial control,  and  consumer
industries.    Core   competencies  include   simulation,   signal
integrity, PCB implementation, and enterprise wide design process management. This technology foundation leverages the Windows NT
platform,   the  fastest  growing  operating  system  within   the
mainstream EDA industry segment, and provides users with excellent price and performance. VeriBest has over 15,000 seats installed worldwide.

   In 1997, VeriBest made a strategic decision to pursue a multichannel distribution strategy that leverages its core technologies to create greater market access and market awareness through the development of alternate channels such as telesales, original equipment manufacturer (OEM), and value added reseller relationships. This effort resulted in the signing of VeriBest's first multi-year OEM agreement to resell the VeriBest VHSIC hardware description language (VHDL) simulator, a high-performance, high-capacity VHDL simulation system for application specific integrated circuit, field programmable gate array (FPGA), and board-level design.

   Also in 1997, to satisfy customer retooling needs driven by new technologies and productivity requirements, VeriBest addressed two of the fastest growing segments of the semiconductor industry: the FPGA and signal integrity tools markets.

   The FPGA marketplace is growing at an estimated rate of 30% per year. To meet this demand, VeriBest teamed with EDA industry leader Synopsys to provide the synthesis component for the FPGA DeskTop Series. Powered by Synopsys FPGA Express, VeriBest FPGA Synthesis provides the leading FPGA/complex programmable logic device synthesis technology. Advanced architecture-specific algorithms and state of the art simulation technology, coupled with knowledge of the target place and route tools, minimize time to market and maximize performance results.

   To address the rapidly emerging market for signal integrity tools, VeriBest introduced Signal Analyzer, Signal Vision, PCB Planner and PCB Viewer, a tightly integrated, comprehensive design solution that addresses the process of designing high speed systems.

Product Development

   The Company believes a strong commitment to ongoing product development is critical to success in the interactive computer graphics industry.

   Product development expenditures include all costs related to designing new or improving existing hardware and software. During the year ended December 31, 1997, the Company spent $98.1 million (8.7% of revenues) for product development activities compared to $103.4 million (9.4% of revenues) in 1996, and $111.6 million
(10.2% of revenues) in 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of product development expenses, including portions capitalized and their recoverability.

   The industry in which the Company competes continues to be characterized by rapid technological change, which results in shorter product cycles, higher performance and lower priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes the life cycle of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Manufacturing and Sources of Supply

   Intergraph Computer Systems is responsible for the Company's manufacturing activities, which include the assembly and testing of components and subassemblies manufactured by the Company and others.

   All of the Company's microprocessor needs are currently supplied by Intel Corporation. See Item 3, Legal Proceedings following and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a discussion of the Company's litigation proceedings with Intel and its related effects on the Company's microprocessor supply and results of operations.

   The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.

Sales and Support

   Sales. The Company's systems are sold through a combination of direct and indirect channels in approximately 65 countries worldwide. Direct channel sales, which provide the majority of the Company's systems revenues, are generated by the Company's direct sales force through sales offices in over 40 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value added resellers, distributors, and system integrators. Sales through indirect channels provided approximately 22% of total Company systems revenues in 1997 and 18% in 1996.

   Each of the Company's four major entities maintains its own sales force. Intergraph Industry Solutions' selling efforts are organized along key industry lines (process and building, federal government, and infrastructure, including transportation, utilities, and state and local governments) for its major product applications. Industry Solutions believes an industry focus better enables it to meet the specialized needs of customers. In general, the direct sales forces are compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

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

International Operations

   International markets, particularly Europe, continue in importance to the industry and to the Company. Sales outside the U.S. represented approximately 53% of total revenues in 1997 and 55% in 1996. European and Asia Pacific revenues represented 31% and 12%, respectively, of total revenues in 1997 (33% and 13%, respectively, in 1996). The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

   There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, Intergraph systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1997, the Company had approximately 1,400 employees in Europe, 800 employees in the Asia Pacific region, and 600 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. The Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts are purchased with maturities reflecting the expected settlement dates of these balance sheet items (generally three months or less) and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company does not generally hedge exposures related to foreign currency denominated assets and liabilities that are not of an intercompany nature, unless a significant risk has been identified. It is possible the Company could incur significant exchange gains or losses in the case of significant, abnormal fluctuations in a particular currency. By policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. The Company is experiencing slow collection periods throughout the Middle East region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers was approximately $21 million at December 31, 1997 and 1996.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 4, and 11 of Notes to Consolidated Financial Statements contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's international operations.

U.S. Government Business

   Total   revenue   from  the  United  States   government   was
approximately $177 million in 1997, $161 million in 1996, and $159 million in 1995, approximately 15% of total revenue in all three years. The Company sells to the U.S. government under long term contractual arrangements, primarily indefinite delivery, indefinite quantity and cost plus award fee contracts, and through commercial sales of products not covered by long term contracts.

   Approximately 42% of total federal government revenues are earned under long term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of the Company.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 1997, accounts receivable from the U.S. government was approximately $52.5 million.

Backlog

   An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1997 and 1996 was $169 million and $181 million, respectively. Substantially all of the December 1997 backlog of orders is expected to be shipped during 1998.

   The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

  The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

Competition

   The industry in which the Company competes continues to be characterized by price and performance competition. To compete successfully, the Company and others in the industry must accurately anticipate customer requirements and technological trends and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company, along with other companies in the industry, engages in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Management of the Company believes that competition will remain intense, particularly in product pricing.

   Competition in the interactive computer graphics industry varies
among  the  different  product  application  areas.   The  Company
considers its principal competitors in the interactive computer graphics market to be IBM, Hewlett Packard Corporation, Digital Equipment Corporation, Sun MicroSystems, Inc., Silicon Graphics, Inc., and Mentor Graphics, Inc. In the low end graphics market, Intergraph competes with the software products of Autodesk, Inc., Bentley Systems, Inc. (an approximately 50%-owned affiliate of the
Company), Softdesk, Inc., and several smaller companies.   In  the
hardware market, Intergraph also competes with personal computer vendors, such as Compaq Computer Corporation and Dell Computer Corporation. The primary competitors of Intergraph Public Safety are American TriTech, PRC, Inc., Tiburon, Inc., and Printrack International Incorporated. VeriBest's primary competitors are Cadence Design Systems, Inc., Viewlogic Systems, Inc., and Mentor Graphics, Inc. Several companies with greater financial resources than the Company, including IBM, Hewlett Packard, Sun, and Compaq are active in the industry.

   The Company provides point solutions and solutions which are Windows compliant and integrated -- workstations, servers, peripherals, and software configured by the Company to work together and satisfy customers' requirements. By delivering such integration, the Company believes it has an advantage over other vendors who provide only hardware or software, leaving system integration to the customer. In addition, the Company believes that its experience and extensive worldwide customer service and support infrastructure represent a competitive advantage.

Environmental Affairs

   The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. In the opinion of the Company, compliance with these laws and regulations has not had, and should not have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

Licenses, Copyrights, Trademarks, Patents, and Proprietary
Information

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

   The Company has a non-exclusive license agreement with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company, under which the Company sells MicroStation, a software product developed and maintained by Bentley and utilized in many of the Company's software applications, via its direct sales force, and via its indirect sales channels if MicroStation is sold with other Intergraph products. See Item 3, Legal Proceedings following and Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's affiliation with Bentley.

   The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's hardware and software products. Similarly, trademark rights held by the Company are used to preserve and protect the goodwill represented by the Company's registered and unregistered trademarks.

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology is widely available, and many companies, including Intergraph, are attempting to develop patent positions concerning technological improvements related to personal computers and workstations. With the possible exception of its ongoing litigation with Intel (in which the Company expects to prevail), it does not appear that the Company will be prevented from using the patented technology necessary to compete successfully, since patented technology is typically available in the industry under royalty bearing licenses or patent cross licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible that some key improvement necessary to compete successfully in markets served by the Company may not be available.

   An inability to retain significant third party license rights, in particular the Microsoft license, to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the industry in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.

   Technology   significant  to  the  Company  is  sometimes  made
available in the form of proprietary information or trade  secrets of others. Prior to the dispute with Intel, Intel had made freely available technical information used by the Company to design,
market  and support its products that use Intel components.   Such
information  is  claimed by Intel to be proprietary  and  is  made
available  by  Intel  only  under  nondisclosure  agreements.   At
present, Intel is withholding such information, attempting to cancel existing agreements and refusing to enter into new nondisclosure agreements with the Company. Intel's actions are the
subject   matter  of  current  litigation  (See  Item   3,   Legal
Proceedings, following), and the Company has applied to the  Court for relief in the short term, as well as at the conclusion of the lawsuit. Intel's actions are damaging the Company by slowing the introduction of new products using Intel components and preventing proper maintenance and support of Company products using Intel
components.   The Company expects that relief will be  forthcoming
from the Court. However, if relief is denied, the Company will be materially affected and may be forced to alter its future business plans or to accept unfavorable terms from Intel in settlement of the lawsuit.

Risks and Uncertainties

   In addition to those described above and in Item 3, Legal Proceedings following, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated
Financial Statements contained in the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of these risks and uncertainties.

Employees

   At December 31, 1997, the Company had approximately 7,700 employees. Of these, approximately 2,800 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


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


ITEM 3.   LEGAL PROCEEDINGS

Intel Corporation
-----------------

   Intergraph filed a legal action on November 17, 1997 in U.S. District Court, the Northern District of Alabama, Northeastern Division, charging Intel Corporation, the supplier of all of the Company's microprocessor needs, with anticompetitive business practices. In the lawsuit, Intergraph alleges that Intel is attempting to coerce the Company into relinquishing to Intel certain computer hardware patents through a series of wrongful acts, including interference with business and contractual relations, interference with technical assistance from third party vendors, breach of contract, negligence, misappropriation of trade secrets, and fraud based upon Intel's failure to promptly notify the Company of defects in Intel's products and the timely correction of such defects, and further alleging that Intel has infringed upon the Company's patents. The Company's patents define the architecture of the cache memory of an Intergraph developed microprocessor. The Company believes this architecture is at the core of Intel's entire Pentium line of microprocessors and systems. On December 3, 1997, the Company amended its complaint to include a count charging Intel with violations of federal antitrust laws. Intergraph asserts claims for compensatory and treble damages resulting from Intel's wrongful conduct and infringing acts, and punitive damages in an amount sufficient to punish and deter Intel's wrongful conduct. Additionally, the Company has requested that Intel be enjoined from continuing the alleged wrongful conduct which is anticompetitive and/or violates federal antitrust laws, so as to permit Intergraph uninterrupted development and sale of Intel-based products.

   On November 21, 1997, the Company filed a motion in the Alabama Court to enjoin Intel from disrupting or delaying its supply of products and product information, pending resolution of Intergraph's legal action. The Court has not entered a ruling on this motion.

   Intel filed a retaliatory legal action on November 17, 1997, in the U.S. District Court, the Northern District of California, requesting, among other things, i) that the Court declare Intergraph's patents invalid and/or not infringed by Intel, ii) that Intergraph be enjoined from making further assertions that Intel's customers infringe Intergraph's patents through use of Intel's microprocessors, iii) that the Court declare that Intel has no obligation to disclose any of its trade secrets or other confidential information to Intergraph, and iv) that the Court declare that Intel's decision to discontinue the provision of trade secrets and other confidential information to Intergraph does not violate any doctrine of federal or state statutory or common law. Intel filed a second legal action in the California Court on November 24, 1997, charging Intergraph with breach of contract related to wrongful retention of and failure to return Intel information supplied under nondisclosure agreements, and misappropriation of trade secrets as a result of the same. Intel asserts claims for damages and awards of yet undetermined amounts and requests a preliminary and permanent injunction under which Intergraph would return and make no further use of Intel confidential information.

   On December 8, 1997, the Alabama Court directed the Company and Intel to file joint motions in the California cases to stay the two legal actions brought by Intel, pending the Court's consideration of a motion to transfer and consolidate venue. The joint motions were filed and stays were granted by the California Court. On January 15, 1998, Intel filed a motion before the Alabama Court for a change in venue to California. A decision to transfer venue has not been reached.

   The Company believes it was necessary to take legal action against Intel in order to defend its growing workstation business, its intellectual property, and the investments of its shareholders. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict an outcome.

Bentley Systems, Inc.
---------------------

  The Company is the owner of approximately 50% of the outstanding stock of Bentley Systems, Inc. (Bentley), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In December 1995, the Company commenced an arbitration proceeding against Bentley with the American Arbitration Association, Philadelphia, Pennsylvania, alleging that Bentley inappropriately and without cause terminated a contractual arrangement between Bentley and the Company. In response, Bentley filed a counterclaim against the Company in January 1996 seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by Bentley. In May 1997, the Company received notice of the adverse determination of this arbitration proceeding with Bentley. The arbitrator's award against the Company was in the amount of $6.1 million. In addition, the contractual arrangement that was the subject of this arbitration has been terminated effective with this award, and, as a result, the Company will no longer sell the related software support services under this agreement. The Company and Bentley have entered into a new agreement which establishes single support services between the two companies.

   In a second proceeding, Bentley commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia in March 1996, alleging that the Company failed to properly account for and pay to Bentley certain royalties on its sales of Bentley software products, and seeking significant damages. Hearings on this matter are in process and may continue through the end of the Company's third quarter of 1998. The
Company denies that it has breached any of its contractual obligations to Bentley and is vigorously defending its position in this proceeding, but at present is unable to predict an outcome.

Zydex, Inc.
-----------

   The Company filed a legal action in August 1995, in the U.S. district court of Alabama, Northeast Division, seeking to dissolve and wind up its business arrangement with Zydex, Inc. (Zydex), a company with which it jointly developed its plant design software application ("PDS"), and seeking an order allowing the Company to continue the business of that arrangement without further responsibility or obligation to Zydex. In November 1995, Zydex filed a counterclaim against the Company alleging wrongful dissolution of the business relationship and seeking both sole ownership of PDS and significant compensatory and punitive damages. In September 1997, the Court issued an order resolving the disputed issues and requiring the parties to settle, and dismissed the case. In November 1997, a hearing was held during which the judge ordered both parties to sign the closing documents. A closing of the final settlement agreement occurred on January 15, 1998.

  The final settlement included the purchase by Intergraph of 100% of the common stock of Zydex for $26,292,000, with $15,979,000 paid at closing of the agreement and the remaining amount payable in 15 equal monthly installments, including interest. The deferred payment portion of the total purchase price is secured by a subordinate interest in the PDS intellectual property and by an irrevocable letter of credit in favor of the former owner of Zydex. Interest on the unpaid amount accrues at a rate 1% less than the rate charged by Intergraph's primary lender. The former owner of Zydex will retain certain rights to use, but not sell or sublicense, PDS products for a period of 15 years following the date of closing. In addition to the purchase price of the common stock, Intergraph was required to pay additional royalties to Zydex in the amount of $1,027,000 at closing of the agreement.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's business relationship with Intel and Bentley and effects of litigation and arbitration proceedings on the Company's financial position and results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.


EXECUTIVE OFFICERS OF THE COMPANY

   Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

                                                                    Officer
Name                     Age              Position                   Since
----                     ---              --------                   -----

James W. Meadlock         64   Chairman of the Board and
                                Chief Executive Officer              1969
James F. Taylor Jr.       53   Executive Vice President and
                                Director, Intergraph Corporation,
                                and Chief Executive Officer,
                                Intergraph Public Safety, Inc.       1977
Robert E. Thurber         57   Executive Vice President and
                                Director                             1977
Lawrence F. Ayers Jr.     65   Executive Vice President              1987
Klaas Borgers             53   Executive Vice President              1994
Edward F. Boyle           49   Executive Vice President              1986
Penman R. Gilliam         60   Executive Vice President              1994
Richard H. Lussier        52   Executive Vice President              1996
Nancy B. Meadlock         59   Executive Vice President              1969
Wade C. Patterson         36   Executive Vice President,
                                Intergraph Corporation, and
                                Chief Executive Officer and
                                President, Intergraph Computer
                                Systems, Inc.                        1994
Stephen J. Phillips       56   Executive Vice President              1987
Charles E. Robertson Jr.  44   Chief Executive Officer and
                                President, VeriBest, Inc.            1992
William E. Salter         56   Executive Vice President              1984
K. David Stinson Jr.      44   Executive Vice President              1996
Edward A. Wilkinson       64   Executive Vice President              1987
Allan B. Wilson           49   Executive Vice President              1982
Manfred Wittler           57   Executive Vice President              1989


   James W. Meadlock, a founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in 1969 and is Chief Executive Officer. Mr. Meadlock received a degree in electrical engineering from North Carolina State
University  in  1956.   Mr. Meadlock and  Nancy  B.  Meadlock  are
husband and wife.

   James F. Taylor Jr. joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided-design products and for many application specific products. Mr. Taylor was elected Vice President in 1977. He is currently an Executive Vice President of the Company and Chief Executive
Officer of Intergraph Public Safety, Inc. Mr. Taylor holds a bachelor's degree in mathematics.

  Robert E. Thurber, a founder of the Company, has been a Director since 1972. In June 1977, Mr. Thurber was elected Vice President and is currently Executive Vice President and Chief Engineer. He is responsible for development of requirements and strategic direction for application solutions. Mr. Thurber holds a master's degree in engineering.

  Lawrence F. Ayers Jr. joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993. From 1993 to October 1995, he served as Executive Vice President for the Utility and Mapping Sciences application group. At present, he serves on the Intergraph Industry Solutions staff as Executive Vice President. Mr. Ayers holds a bachelor's degree in civil engineering and a master's degree in public administration. Mr. Ayers has served on a number of national policy committees for the National Academy of Science and the National Academy of Public Administration, including the Transportation Research and Highway Research committees.

   Klaas Borgers joined the Company in 1991. He was elected Vice President in 1994 and has served as Executive Vice President of Intergraph Corporation and Chief Operating Officer for Intergraph Computer Systems since 1997. A key person in the development and growth of Intergraph Computer Systems worldwide operations, Mr. Borgers directs the subsidiary's sales, services, manufacturing and distribution operations.

   Edward F. Boyle joined the Company in June 1981 and has been responsible for several of the Company's software products. Prior to joining Intergraph, he spent nine years in the steel industry where he developed graphic software applications. He was elected Vice President in 1986 and became Vice President of Intergraph's utilities business in May 1987. From 1993 through the fall of 1995, he was Vice President for the Company's solutions engineering business. He was then given charge of enterprise support systems, comprised of utilities products and professional services. He was elected Executive Vice President in July 1996 and is currently responsible for the infrastructure and utilities business for Intergraph Industry Solutions. Dr. Boyle holds bachelor and doctoral degrees in civil engineering.

   Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for federal programs. Mr. Gilliam is the manager responsible for the federal mapping and information systems organization and Intergraph's Midworld operations. Mr. Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency (DMA), the senior civilian responsible for overall production, operations, and research. Mr. Gilliam also held a number of other positions with DMA, including production management positions in St. Louis and Washington D.C. and a program director's position for DMA's digital production system. Mr. Gilliam holds a bachelor's degree in mathematics and geology.

   Richard H. Lussier joined the Company in 1979. He was promoted to Vice President of Sales in 1981 and was later promoted to Executive Vice President of Worldwide Sales and Support. Mr. Lussier left Intergraph in 1990 to pursue personal business interests. He rejoined the Company in 1996 as Executive Vice President of U.S. Sales. In addition, he is currently responsible for InterCAP, a wholly owned Intergraph subsidiary, which develops and markets world-leading technical illustration software as well as WEB enabling technology. Mr. Lussier holds a master's degree in business administration.

   Nancy B. Meadlock, a founder of the Company, served as a Director from 1969 until May 1996, excluding the period from February 1970 to February 1972. Mrs. Meadlock served as Secretary for 10 years, was elected Vice President in 1979, and is currently Executive Vice President. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband.

   Wade  C.  Patterson  joined the Company in  1984  as  a  design
engineer  developing  UNIX  and  central  processing  unit   (CPU)
subsystems  for  Intergraph workstation products.   In  1992,  Mr.
Patterson  managed Windows NT workstation projects as the  Company made the transition from reduced instruction set computing CPUs to
Intel   microprocessor-based  CPUs.   Mr.   Patterson   has   been
responsible for hardware development and marketing for Intergraph Computer Systems, Inc., the Company's hardware subsidiary, since August
1994.   He was elected Vice President at  that  same time  and is
currently an Executive Vice President of the Company and Chief Executive Officer and President of Intergraph Computer Systems,
Inc.   He  holds  a  bachelor's  degree  in  electrical engineering.

   Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

   Charles E. Robertson Jr. joined the Company in 1992. He has served as Chief Executive Officer and President of VeriBest, Inc. since its inception in January 1996. Prior to his current position, Mr. Robertson held executive positions within Intergraph and at Mentor Graphics, Daisy Systems, and Cadnetix. He holds a bachelor's degree in electrical engineering and computer science.

   William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's federal systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company. He holds a doctorate in electrical engineering.

   K.  David  Stinson Jr. joined the Company in  1996.   Prior  to
joining  the  Company,  Mr. Stinson acted  as  Vice  President  of
Engineering and Nuclear Projects for the Tennessee Valley Authority (TVA), the nation's largest government owned electric power utility. Before joining TVA, he was founder and Chief Executive Officer of Digital Engineering, responsible for developing software to assist with the operations, maintenance, and environmental qualification of nuclear facilities and other process plants. Mr. Stinson was elected Executive Vice President in 1996, responsible for the process and building business of Intergraph Industry Solutions. He is a graduate of the U.S. Air Force Academy and holds a masters degree in management administration science.

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


                              PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

   The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 47 of the Intergraph Corporation 1997 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 1997, appearing under "Five Year Financial Summary" on the inside front cover page of the Intergraph Corporation 1997 annual report to shareholders are incorporated by reference in this Form 10-K annual report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 to 26 of the Intergraph Corporation 1997 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent auditors appearing on pages 27 to 46 of the Intergraph Corporation 1997 annual report to shareholders are incorporated by reference in this Form 10-K annual report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 3 to 5 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 28, 1998, is incorporated by reference in this Form 10-K annual report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

   Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 12 to 14 in this Form 10-K annual report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

   The information appearing under "Executive Compensation" on pages 5 to 11 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 28, 1998, is incorporated by reference in this Form 10-K annual report.


ITEM  12.   SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT

   The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 to 3 of the Intergraph
Corporation proxy statement relative to the annual meeting of shareholders to be held May 28, 1998, is incorporated by reference in this Form 10-K annual report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under "Certain Relationships and Related Transactions" on page 5 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 28, 1998, is incorporated by reference in this Form 10-K annual report.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

                                                                    Page in
                                                                    Annual
                                                                    Report *
                                                                    --------
(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 1997 annual report to shareholders:

        Consolidated Balance Sheets at December 31, 1997 and 1996     27

        Consolidated Statements of Operations for the three years     28
         ended December 31, 1997

        Consolidated Statements of Cash Flows for the three years
         ended December 31, 1997                                      29

        Consolidated Statements of Shareholders' Equity for the
         three years ended December 31, 1997                          30

        Notes to Consolidated Financial Statements                  31 - 45

        Report of Independent Auditors                                46

     * Incorporated by reference from the indicated pages of the 1997 annual report to shareholders.

                                                                    Page in
                                                                   Form 10-K
                                                                   ---------
  2) Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts and
       Reserves for the three years ended December 31, 1997            20


   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   Financial statements of 20%- to 50%-owned companies have been omitted because the registrant's proportionate share of income before income taxes of the companies is less than 20% of consolidated loss before income taxes, and the investments in and advances to the companies are less than 20% of consolidated total assets.

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

      3(a)    Certificate of Incorporation, Bylaws, and
               Certificate of Merger. (1)

      3(b)    Amendment to Certificate of Incorporation. (2)

      3(c)    Restatement of Bylaws. (3)

      4       Shareholder Rights Plan, dated August 25, 1993. (4)

      10(a)*  Employment Contract of Manfred Wittler dated
               November 1, 1989 (5) and amendment dated
               February 18, 1998.

      10(b)* Loan program for executive officers of the Company as amended, dated May 1, 1996. (6)

      10(c)   Loan and Security Agreement, by and between
               Intergraph Corporation and Foothill Capital
               Corporation, dated December 20, 1996 and amendments dated January 14, 1997 (6) and November 25, 1997.

      10(d)*  Intergraph Corporation 1997 Stock Option Plan. (6)

      10(e)*  Agreement between Intergraph Corporation and
               Green Mountain, Inc. dated April 1, 1997. (7)

      10(f)   Indemnification Agreement between Intergraph
               Corporation and each member of the Board of Directors of the Company dated June 3, 1997. (8)

      10(g)*  Employment Contract of Wade Patterson dated
               May 30, 1997. (8)

      10(h)*  Intergraph Corporation Nonemployee Director
               Stock Option Plan.

      10(i)   Amended and Restated First Mortgage and Security
               Agreement, by and between Intergraph Corporation and Foothill Capital Corporation, dated
               November 25, 1997.

      13      Portions of the Intergraph Corporation 1997 Annual
               Report to Shareholders incorporated by reference in this Form 10-K Annual Report

      21      Subsidiaries of the Company                               21

      23      Consent of Independent Auditors                           22

      27      Financial Data Schedule

     * Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

----------------

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

        (6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the Securities Exchange Act of 1934, File No. 0-9722.

        (7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

        (8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

-----------------

(b) Reports on Form 8-K - on November 24, 1997, the Company filed a Current Report on Form 8-K which reported the filing of a lawsuit against Intel Corporation as described in Item 3, Legal Proceedings, of this Form 10-K annual report.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

-----------------

Information contained in this Form 10-K annual report may include statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1997 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERGRAPH CORPORATION

                     By /s/ James W. Meadlock    Date:   March 30, 1998
                        ---------------------
                         James W. Meadlock
                    Chief Executive Officer and
                       Chairman of the Board
                   (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                               Date

/s/ James W. Meadlock          Chief Executive Officer and     March 30, 1998
--------------------------     Chairman of the Board
   James W. Meadlock           (Principal Executive Officer)


/s/ James F. Taylor Jr.        Executive Vice President and    March 30, 1998
--------------------------     Director, Intergraph
   James F. Taylor Jr.         Corporation, and Chief
                               Executive Officer, Intergraph
                               Public Safety, Inc.


/s/ Robert E. Thurber          Executive Vice President and    March 30, 1998
--------------------------     Director
   Robert E. Thurber


/s/ Keith H. Schonrock Jr.     Director                        March 30, 1998
--------------------------
   Keith H. Schonrock Jr.


                               Director                        March 30, 1998
--------------------------
   Larry J. Laster


                               Director                        March 30, 1998
--------------------------
   Thomas J. Lee


                               Director                        March 30, 1998
--------------------------
   Sidney L. McDonald


/s/ John W. Wilhoite           Vice President and Controller   March 30, 1998
--------------------------    (Principal Accounting Officer)
   John W. Wihoite


                 INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



     Column A           Column B       Column C        Column D     Column E
-----------------      ----------     -----------     ----------   -------------
                                      Additions
                       Balance at     charged to
                       beginning      costs and                    Balance at
   Description         of period      expenses        Deductions   end of period
-----------------      ----------     -----------     ----------   -------------

Allowance for doubtful
 accounts deducted
 from accounts
 receivable in
 the balance
 sheet          1997  $16,703,000     2,844,000       5,059,000 (1)  $14,488,000
                1996  $20,399,000    (2,049,000) (3)  1,647,000 (1)  $16,703,000
                1995  $20,309,000     4,945,000       4,855,000 (1)  $20,399,000




Allowance for obsolete
 inventory deducted
 from inventories
 in the balance
 sheet          1997  $43,223,000    15,582,000      22,297,000 (2)  $36,508,000
                1996  $34,441,000    24,189,000      15,407,000 (2)  $43,223,000
                1995  $31,033,000    17,455,000      14,047,000 (2)  $34,441,000




(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory reduced to net realizable value.

(3) The Company provides its allowance for doubtful accounts on a specific identification basis. In 1996, significant improvement in collection prospects on several large accounts occurred, resulting in reversal of amounts previously provided in the allowance for doubtful accounts.