Form 10-Q
period 1998-03-31
INTERGRAPH CORP
filed 1998-05-15
CIK 351145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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


   Common stock, par value  $.10 per share:  48,276,498 shares outstanding as of March 31, 1998






                     INTERGRAPH CORPORATION
                           FORM 10-Q *
                         March 31, 1998

                              INDEX



                                                        Page No.
                                                        --------
PART I.   FINANCIAL INFORMATION
          ---------------------

   Item 1.  Financial Statements
            --------------------

            Consolidated Balance Sheets at March 31, 1998
              and December 31, 1997                         2

            Consolidated Statements of Operations for
              the quarters ended March 31,1998 and 1997     3

            Consolidated Statements of Cash Flows for
              the quarters ended March 31,1998 and 1997     4

            Notes to Consolidated Financial Statements    5 - 8

   Item 2.  Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations           9 - 15
            -----------------------------------

PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings                               16
            -----------------

   Item 6.  Exhibits and Reports on Form 8-K                16
            --------------------------------

SIGNATURES                                                  17






* Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities Exchange Commission, including its most recent Annual Report on Form 10-K and this Form 10-Q.



PART I.   FINANCIAL INFORMATION
          ---------------------

             INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

---------------------------------------------------------------------------
                                                 March 31,    December 31,
                                                   1998          1997
---------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                      $ 96,104       $ 46,645
  Accounts receivable, net                        292,283        324,654
  Inventories                                     107,338        105,032
  Other current assets                             29,814         25,693
---------------------------------------------------------------------------
      Total current assets                        525,539        502,024

  Investments in affiliates                        13,959         14,776
  Other assets                                     67,302         53,566
  Property, plant, and equipment, net             143,636        150,623
---------------------------------------------------------------------------
      Total Assets                               $750,436       $720,989
===========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                         $ 49,493       $ 60,945
  Accrued compensation                             49,267         48,330
  Other accrued expenses                           74,436         71,126
  Billings in excess of sales                      68,316         66,680
  Short-term debt and current maturities
    of long-term debt                              36,035         50,409
---------------------------------------------------------------------------
      Total current liabilities                   277,547        297,490

  Deferred income taxes                               411            460
  Long-term debt                                   53,348         54,256
---------------------------------------------------------------------------
      Total liabilities                           331,306        352,206
---------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                       5,736          5,736
   Additional paid-in capital                     225,680        226,362
   Retained earnings                              318,884        269,442
   Accumulated other comprehensive income -
      cumulative translation adjustment             1,234          1,090
---------------------------------------------------------------------------
                                                  551,534        502,630
   Less - cost of 9,084,864 treasury shares at
     March 31, 1998 and 9,183,845 treasury
     shares at December 31, 1997                 (132,404)      (133,847)
---------------------------------------------------------------------------
      Total shareholders' equity                  419,130        368,783
---------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity $750,436       $720,989
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

---------------------------------------------------------------------------
Quarter Ended March 31,                              1998          1997
---------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                         $168,383      $169,043
 Maintenance and services                          77,435        83,715
---------------------------------------------------------------------------
   Total revenues                                 245,818       252,758
---------------------------------------------------------------------------

Cost of revenues
 Systems                                          120,988       110,238
 Maintenance and services                          46,907        54,910
---------------------------------------------------------------------------
   Total cost of revenues                         167,895       165,148
---------------------------------------------------------------------------

   Gross profit                                    77,923        87,610

Product development                                23,700        25,959
Sales and marketing                                59,938        59,703
General and administrative                         26,534        25,057
Nonrecurring charges                               14,761         1,095
---------------------------------------------------------------------------

   Loss from operations                           (47,010)      (24,204)

Gain on sale of assets                            102,767           ---
Interest expense                                  ( 2,189)      ( 1,235)
Other income (expense) - net                      (   626)      (   850)
---------------------------------------------------------------------------

   Income (loss) before income taxes               52,942       (26,289)

Income tax expense                                  3,500           ---
---------------------------------------------------------------------------

   Net income (loss)                             $ 49,442      $(26,289)
===========================================================================

   Net income (loss) per share - basic           $   1.03      $(   .55)
                               - diluted         $   1.02      $(   .55)
===========================================================================

Weighted average shares outstanding - basic        48,219        47,758
                                    - diluted      48,335        47,758
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

---------------------------------------------------------------------------
Quarter Ended March 31,                              1998          1997
---------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                             $ 49,442       $(26,289)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization                  13,964         15,962
   Gain on sale of assets                       (102,767)           ---
   Noncash portion of nonrecurring charges        13,978            ---
   Net changes in current assets and liabilities  20,373         12,515
---------------------------------------------------------------------------
   Net cash provided by (used for)
   operating activities                         (  5,010)         2,188
---------------------------------------------------------------------------

Investing Activities:
  Purchases of property, plant, and equipment   (  3,668)       ( 4,995)
  Capitalized software development costs        (  2,465)       ( 2,111)
  Proceeds from sale of assets                   102,000            ---
  Purchase of Zydex software rights             ( 26,292)           ---
  Other                                              120        (   168)
---------------------------------------------------------------------------
   Net cash provided by (used for)
   investing activities                           69,695        ( 7,274)
---------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                   ---         28,396
  Debt repayment                                ( 15,215)       (21,214)
  Proceeds of employee stock purchases and
    exercise of stock options                        761            841
---------------------------------------------------------------------------
   Net cash provided by (used for)
   financing activities                         ( 14,454)         8,023
---------------------------------------------------------------------------
Effect of exchange rate changes on cash         (    772)           970
---------------------------------------------------------------------------
Net increase in cash and cash equivalents         49,459          3,907
Cash and cash equivalents at beginning of period  46,645         50,674
---------------------------------------------------------------------------
Cash and cash equivalents at end of period      $ 96,104       $ 54,581
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter ended March 31, 1997 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1997, the Company has risks related to certain litigation, in particular that with Intel Corporation and Bentley Systems, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of further developments in first quarter 1998.

NOTE 3: Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for $26,300,000 with $16,000,000 paid at closing of the agreement and the remaining amount to be paid in 15 equal monthly installments, including interest. In March, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of common stock, the Company was required to pay additional royalties to Zydex in the amount of $1,000,000 at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect first quarter 1998 results. The first quarter cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company's liquidity.

         The  Company has capitalized the $26,300,000 cost of  the
         PDS software rights and is amortizing it over its estimated useful life of seven years. This cost, approximately $25,400,000 at March 31, 1998, is included in "Other assets" in the March 31, 1998 consolidated balance sheet.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

         ---------------------------------------------------------
                                  March 31,        December 31,
                                    1998               1997
         ---------------------------------------------------------
         (In thousands)

         Raw materials           $ 29,180           $ 35,799
         Work-in-process           38,806             37,357
         Finished goods            19,564             11,760
         Service spares            19,788             20,116
         ---------------------------------------------------------
         Totals                  $107,338           $105,032
         =========================================================

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation of $277,307,000 and $289,775,000 at
         March 31, 1998 and December 31, 1997, respectively.

NOTE 6: In first quarter 1998, the Company closed its transaction with Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary, in which the Company sold the assets of its Solid Edge and
         Engineering Modeling System product lines for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gain on sale of assets" in the consolidated statement of operations for the quarter ended March 31, 1998.

NOTE 7: In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to further align operating expense with revenue levels in that region. The cost of this reorganization was approximately $5,400,000, primarily for employee severance pay and related costs. This cost is included in "Nonrecurring charges" in the consolidated statement of operations for the quarter ended March 31, 1998.
         Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. The cash outlay during the quarter related to this charge approximated $800,000. The remaining costs are expected to be paid over the remainder of the year and are included in "Other accrued expenses" in the March 31, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5,200,000.

         The remainder of first quarter 1998 nonrecurring operating charges consists of write-offs of certain intangible assets, primarily capitalized business system software, goodwill recorded on a prior acquisition of a domestic subsidiary, and a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3,400,000 of the Company's annual operating expenses.

NOTE 8: In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8,300,000, of which $7,200,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) is included in "Nonrecurring charges" in the consolidated statement of operations for first quarter 1997. Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

NOTE 9: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net loss to net cash provided by operations are as follows:

         ---------------------------------------------------------
                            Cash Provided By (Used For) Operations
         Quarter Ended March 31,             1998           1997
         ---------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net        $32,790        $22,514
           Inventories                     ( 1,835)        (4,503)
           Other current assets            (   656)        (1,758)
         Increase (decrease) in:
           Trade accounts payable          (11,353)        (1,755)
           Accrued  compensation and
             other  accrued  expenses      (   373)        (  771)
           Billings in excess of sales       1,800         (1,212)
         ---------------------------------------------------------
         Net changes in current assets
         and liabilities                   $20,373        $12,515
         =========================================================

         Investing and financing transactions in first quarter 1997 that did not require cash included the sale of a noncore business unit of the Company in part for notes receivable and future royalties totaling $3,200,000, and a $3,590,000 unfavorable mark-to-market adjustment of an investment in an affiliated company.

NOTE 10: Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent.

NOTE 11: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting comprehensive income and its components. Under this Statement, all nonowner changes in equity during a period are to be reported as a component of comprehensive income. Such nonowner equity items include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Statement requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid in capital in the equity section of the Company's statement of financial position.

         During the first quarters of 1998 and 1997, total comprehensive income (loss) totaled $49,586,000 and ($35,284,000), respectively. Comprehensive income (loss) differs from net income (loss) due to foreign currency translation adjustments and, for 1997 only, an unrealized holding loss on securities of an affiliate.

NOTE 12: Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Statement requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to functionality of the delivered elements. The Statement replaces the previous method of software revenue recognition, under which a distinction was made between significant and insignificant post-shipment obligations for revenue recognition purposes.
         Adoption of this new accounting standard did not significantly affect the Company's first quarter 1998 results of operations nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by the new pronouncement.

NOTE 13: On April 3, 1998, the Company sold the assets of its printed circuit board fabrication facility for $16,000,000 in cash. The gain on this transaction is estimated at $8,000,000, and will be recorded in the second quarter. The Company has begun outsourcing its printed circuit board needs, and does not expect this operational change to materially impact its results of operations in the remainder of 1998.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In first quarter 1998, the Company earned net income of $1.02 per share on revenues of $245.8 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines and a $14.8 million ($.31 per share) charge for nonrecurring operating expenses, primarily for employee termination costs and write-off of certain intangible assets. The first quarter 1997 loss was $.55 per share on revenues of $252.8 million. Excluding the nonrecurring expenses, the first quarter 1998 loss from operations was $.67 per share versus a loss of $.48 per share for the first quarter of 1997. This increased loss results primarily from a 6.7 point decline in systems gross margin, while the Company's recent operating losses in general are the result of stagnant revenues and declining margins, both of which are primarily the result of the Company's ongoing dispute with Intel Corporation, and operating expenses that are too high for the level of revenue being generated by the Company. The Company's dispute with Intel is fully described in its Form 10-K annual report for the year ended December 31, 1997 and updated in this report.

Nonrecurring Charges. In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to further align operating expense with revenue levels in that region. The cost of this reorganization was approximately $5.4 million, primarily for employee severance pay and related costs. This cost is included in "Nonrecurring charges" in the consolidated statement of operations for the quarter ended March 31, 1998. Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. The cash outlay during the quarter related to this charge approximated $.8 million. The remaining costs are expected to be paid over the remainder of the year and are included in "Other accrued expenses" in the March 31, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5.2 million.

The remainder of first quarter 1998 nonrecurring operating charges consists of write-offs of certain intangible assets, primarily capitalized business system software, goodwill recorded on a prior acquisition of a domestic subsidiary, and a noncompete agreement with a former third party consultant.
Prior to the write-off, amortization of these intangibles accounted for approximately $3.4 million of the Company's annual operating expenses.

In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8.3 million, of which $7.2 million ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1.1 million ($.02 per share) is included in "Nonrecurring charges" in the consolidated statement of operations for first quarter 1997. Revenues and losses of these two business units totaled $24 million and $16 million, respectively, for the full year 1996. Assets of the business units totaled $14 million at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1997, the Company has ongoing litigation, and its business is subject to certain risks and uncertainties. Significant litigation developments during first quarter 1998 are discussed below.

Intel. On April 10, 1998, in response to Intergraph's legal action filed on November 21, 1997, the U.S. District Court, Northern District of Alabama, Northeastern Division (the "Alabama Court") ruled in favor of Intergraph and ordered that Intel, the supplier of all the Company's microprocessor supply, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, or from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. The Court's ruling requires that Intel carry out business with Intergraph under the same terms and conditions, with the same rights, privileges, and opportunities, as Intel makes available to Intergraph's competitors who are also strategic customers of Intel. In response to the Alabama Court's decision, on April 16, 1998, Intel filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit. The Court has not entered a ruling on this request.

The Company has other ongoing legal actions with Intel, and Intel has filed retaliatory actions against the Company. Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute, which include lost revenues, uncertain supply, and legal expenses, on the operations of the Company in 1997 and continuing through the first quarter of 1998. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue at least through the second quarter of 1998.

Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for $26.3 million, with $16 million paid at closing of the agreement and the remaining amount to be paid in 15 equal monthly installments, including interest. In March, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of the common stock, the Company was required to pay additional royalties to Zydex in the amount of $1 million at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect first quarter 1998 results. The first quarter cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See "Liquidity and Capital Resources" section below for discussion in the Company's liquidity.

PDS is currently the Company's highest volume software offering. Sales of PDS software and maintenance totaled $48 million for full year 1997. Total process and building solutions industry sales were $101 million for full year 1997, including PDS software and maintenance, horizontal products and maintenance, and training and consulting revenues. The Company has capitalized the $26.3 million cost of the PDS software rights and is amortizing it over its estimated useful life of seven years. This cost is included in "Other assets" on the March 31, 1998 consolidated balance sheet. The Company believes its settlement with Zydex will improve its annual operating results by an estimated $5 million, derived primarily from savings in royalty costs paid to the former owner of Zydex.

Remainder of the Year. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system and hardware architecture strategies are the correct choices, that the industry has accepted Windows NT, and that Windows NT is becoming the dominant operating system in the majority of markets served by the Company. However, competing operating systems and products are available in the market, and competitors of the Company offer or are adopting Windows NT and Intel as the systems for their products. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously  develop  and  deliver new  hardware  and  software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. To achieve and maintain profitability, the Company must substantially increase sales volume and/or further align its operating expenses with the level of revenue and gross margin being generated.


ORDERS/REVENUES
---------------

Orders. First quarter systems orders totaled $156.0 million, a decline of 2% from first quarter 1997. Both U.S. and international orders declined by 2%. A 12% decline in European orders due to strengthening of the U.S. dollar from its prior year level was only partially offset by increases in all other international regions, most notably Asia. Order levels in all regions were adversely affected by the previously described dispute with Intel.

Revenues. Total revenues for first quarter 1998 were $245.8 million, down approximately 3% from first quarter 1997. Sales outside the U.S. represented 52% of total revenues in first quarter 1998, down from 55% for first quarter 1997 and 53% for the full year 1997. Strengthening of the U.S. dollar in the Company's international markets, particularly Europe, reduced the reported level of U.S. dollar revenues for the period. European revenues were 31% of total revenues for first quarter 1998, compared to 35% for first quarter 1997 and 32% for the full year 1997.

Systems. Systems revenue for first quarter was $168.4 million, flat with the prior year period. Growth in the Company's hardware business did not materialize due to effects of the ongoing litigation with Intel. Resulting delays in new product releases have resulted in lost sales for the Company as well as increased discounting on available products, severely impacting the Company's systems revenues and margins. U.S. revenues were up 10%, due primarily to growth in the Company's Public Safety business. During the second half of 1997 and the first quarter of 1998, Public Safety secured several large U.S. installations, resulting in a significant increase in the subsidiary's revenue base. Federal government and U.S. commercial revenues were both up slightly from prior year levels. International systems revenues were down approximately 10% from first quarter 1997. European revenues were down over 18% due to strengthening of the U.S. dollar from the prior year period and factors associated with the Intel lawsuit and the sale of the Company's Solid Edge and Engineering Modeling System product lines.

Hardware revenues for first quarter 1998 were flat with the prior year period. Unit sales of workstations and servers were up 17% from first quarter 1997, while workstation and server revenues declined by 7% due to a 20% decline in the average per unit selling price. Price competition continues to erode per unit selling prices, and volumes have been held down by the actions of Intel. Sales of peripheral hardware products increased by 14% from the prior year period due primarily to increased storage device revenues and upgrades to Intel-based hardware. Software revenues declined 12% from the prior year level, due primarily to declines in MicroStation and infrastructure products, partially offset by a 17% increase in plant design revenues. Plant design is currently the Company's highest volume software offering, representing 26% of total software sales for the first quarter. Sales of Windows-based software represented approximately 89% of total software revenues in the first quarter of 1998, up from approximately 80% in the first quarter of 1997.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue totaled $77.4 million for first quarter 1998, down 8% from the same prior year period. Maintenance revenues totaled $53.3 million for the quarter, down 15%. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 10% of total revenues and has increased 16% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to increase revenues from its services business. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The  Company's  total gross margin was 31.7% for  first  quarter
1998, down 3 points from first quarter 1997 and 3.9 points from the full year 1997 level.

Systems margin was 28.1%, down 6.7 points from first quarter 1997 and down 6.5 points from the full year 1997 level due primarily to unfavorable manufacturing variances resulting from sales volume that was below Company expectations. In addition, systems margins continue to be negatively impacted by a higher hardware content in the product mix and strengthening of the U.S. dollar in international markets, primarily Europe.

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

Maintenance and services margin for first quarter 1998 was 39.4%, up 5 points from first quarter 1997 and 1.4 points from the full year 1997 level due to a decline in costs of maintenance without a proportional decline in maintenance revenue. The Company continues to closely monitor maintenance and services cost and has taken certain measures, including reductions in headcount, to align cost with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for first quarter 1998 were flat with the comparable prior year period. Total employee headcount has declined 9% from that same period. Product development expense declined 9% from first quarter 1997 due primarily to a decline in labor and related overhead expenses and in materials cost. Headcount in the product development area has declined 7% from the prior year period. General and administrative expense increased 6% from the prior year period as the result of increased legal fees (see "Litigation" discussion preceding) and provisions for bad debts. Sales and marketing expense was flat with the prior year level.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $2.2 million for first quarter 1998, compared to $1.2 million for first quarter 1997. The Company's average outstanding debt has increased in comparison to the first quarter of 1997 due primarily to borrowings under the Company's revolving credit facility and term loan. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

On  March  2,  1998,  the Company closed  its  transaction  with
Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary, in which the Company sold the assets of its Solid Edge and Engineering Modeling System product lines for $105 million in cash. The Company recorded a gain on this transaction of $102.8 million. This gain is included in "Gain on sale of assets" in the consolidated statement of operations for the quarter ended March 31, 1998. Full year 1997 revenues and operating loss for the product lines were $35.2 million and $4.1 million, respectively. The Company estimates the sale of this business will result in an improvement in its 1998 operating results of approximately $5 million, excluding the impact of the gain on the sale.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange losses, equity in the earnings of investee companies, and other miscellaneous items of nonoperating income and expense.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 1998 and the full year 1997, approximately 52% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first quarter of 1998, the U.S. dollar strengthened on average from its first quarter 1997 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily Europe, adversely affected its first quarter results of operations by approximately $.05 per share. Such currency effects did not materially affect the Company's results of operations for the first quarter of 1997.

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Primarily, but not exclusively in these locations, the Company has certain currency related asset and liability exposures against which certain measures, primarily hedging, are taken to reduce currency risk. With respect to these exposures, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company therefore enters into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. These forward exchange contracts are purchased with maturities reflecting the expected settlement dates of the balance sheet items being hedged, which are generally less than three months, and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable, and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company's positions in these derivatives are continuously monitored to ensure protection against the known balance sheet exposures described above. By policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.


INCOME TAXES
------------

The  Company  earned pretax income of  $52.9  million  in  first quarter 1998 versus a pretax loss of $26.3 million in first quarter 1997. Income tax expense for the first quarter 1998 results primarily from taxes on individually profitable international subsidiaries. The sale of the Solid Edge and Engineering Modeling System product lines did not create a significant tax liability for the Company due to the availability of net operating loss carryforwards to offset current year earnings. After consideration of the sale, the Company has estimated net operating loss carryforwards for U.S. federal purposes of $80 million and international carryforwards of approximately $100 million. The first quarter 1997 loss generated minimal net financial statement tax benefit, as the majority of available tax benefits were offset by tax expenses in individually profitable international subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998, cash totaled $96.1 million compared to $46.6 million at December 31, 1997. Cash consumed by operations in first quarter 1998 totaled $5.0 million, compared to cash generation of $2.2 million in first quarter 1997.

Net cash generated from investing activities totaled $69.7 million in first quarter 1998, compared to a use of $7.3 million in first quarter 1997. First quarter 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines and $26.3 million for the purchase of Zydex software rights. Also included in investing activities were capital expenditures of $3.7 million ($5.0 million in first quarter 1997), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $20 to $25 million for the full year 1998, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $14.5 million versus net cash generation of $8.0 million in first quarter 1997. First quarter 1998 financing activities included a net repayment of debt of $15.2 million compared with a net addition to short and long term debt of $7.2 million in the first quarter of 1997.

Under the Company's January 1997 four year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing
base"),   as  defined  in  the  agreement,  including   accounts
receivable, inventory, and property, plant, and equipment, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the
Company's  assets  in  the U.S.  The rate  of  interest  on  all borrowings  under  the agreement is the greater  of  7%  or  the
Norwest  Bank  Minnesota  National  Association  base  rate   of
interest  (8.5%  at March 31, 1998) plus .625%.   The  agreement
requires the Company to pay a facility fee at an annual rate  of
 .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly
agency  fee.   At  March  31, 1998, the Company had  outstanding
borrowings of $39.2 million ($50 million at May 8, 1998), $25 million of which was classified as long term debt in the consolidated balance sheet, and an additional $46.9 million ($36.5 million at May 8, 1998) of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of these same dates, the borrowing base, representing the maximum available credit under the line, was $104 million.

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

In March of 1997, the Company entered into an agreement for the sale and leaseback of one of its facilities. The amount borrowed totals $8.4 million and is included in "Long term debt" in the consolidated balance sheets at March 31, 1998 and December 31, 1997. The borrowing will be repaid over a period of 20 years at an implicit rate of interest of 10.7%.

At March 31, 1998, the Company had approximately $79 million in debt on which interest is charged under various floating rate arrangements, primarily under its four year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company is not currently generating cash from its operations, and believes this condition may extend through second quarter 1998. The Company further believes that cash to be generated from operations in the second half of 1998, together with cash received from the sale of its Solid Edge and Engineering Modeling System product lines, cash received from sale of its printed circuit board facility (see section following), and cash available under its term loan and revolving credit agreement will be adequate to meet cash requirements for the remainder of 1998. However, the Company in the near term must increase sales volume and further align its operating expenses with the level of revenue being generated in order to adequately fund its operations and build its cash reserves without reliance on funds generated from the sale of long term assets and third party financing.


SUBSEQUENT EVENTS
-----------------

On April 3, 1998, the Company sold the assets of its printed circuit board fabrication facility for $16 million in cash. The gain on this transaction is estimated at $8 million, and will be recorded in the second quarter. The Company has begun outsourcing its printed circuit board needs, and does not expect this operational change to materially impact its results of operations in the remainder of 1998.



             INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION
          -----------------
  Item 1:  Legal Proceedings

           On April 10, 1998, in response to Intergraph's legal action filed on November 21, 1997, the U.S. District Court, Northern District of Alabama, Northeastern Division (the "Alabama Court") ruled in favor of Intergraph and ordered that Intel, the supplier of all the Company's microprocessor supply, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, or from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. The Court's ruling requires that Intel carry out business with Intergraph under the same terms and conditions, with the same rights, privileges, and opportunities, as Intel makes available to Intergraph's competitors who are also strategic customers of Intel. In response to the Alabama Court's decision, on April 16, 1998, Intel filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit. The Court has not entered a ruling on this request.

           The Company has other ongoing legal actions with Intel, and Intel has filed retaliatory actions against the Company. Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute, which include lost revenues, uncertain supply, and legal expenses, on the operations of the Company in 1997 and continuing through the first quarter of 1998. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue at least through the second quarter of 1998.


  Item 6:  Exhibits and Reports on Form 8-K

    (a)    Exhibit    10(a),    agreement   between    Intergraph
           Corporation  and  Green Mountain, Inc.,  dated  April  1,
           1998.  *(1)

           Exhibit 27, Financial Data Schedule

          *Denotes   management  contract  or  compensatory   plan,
           contract, or arrangement required to be filed as an exhibit to this Form 10-Q.

    (b) Reports on Form 8-K - on March 17, 1998, the Company filed a Current Report on Form 8-K to report the sale of the assets of its Solid Edge and Engineering Modeling System product lines, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q quarterly report.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
                           SIGNATURES


   Pursuant  to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By:   /s/ James W. Meadlock          By: /s/ John W. Wilhoite
      -------------------------          ------------------------------
      James W. Meadlock                  John W. Wilhoite
      Chairman of the Board and          Executive Vice President and
      Chief Executive Officer            Controller
                                         (Principal Accounting Officer)

Date: May 15, 1998                 Date: May 15, 1998