Form 10-Q
period 1998-06-30
INTERGRAPH CORP
filed 1998-08-13
CIK 351145

=======================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____ to_____


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

                            (256) 730-2000
                          ------------------
                          (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO__


   Common stock, par value  $.10 per share:  48,365,475 shares outstanding as of June 30, 1998



======================================================================



                     INTERGRAPH CORPORATION
                           FORM 10-Q*
                          June 30, 1998

                              INDEX


                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements


            Consolidated Balance Sheets at June 30, 1998
            and December 31, 1997                                      2

            Consolidated Statements of Operations for the
            quarters and six months ended June 30, 1998
            and 1997                                                   3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997                    4

            Notes to Consolidated Financial Statements               5 - 8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9 - 18


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                         19

   Item 4.  Submission of Matters to a Vote of Security Holders       20

   Item 6.  Exhibits and Reports on Form 8-K                          20


SIGNATURES                                                            21




*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K, its Form 10-Q for the quarter ended March 31, 1998, and this Form 10-Q.


PART I.   FINANCIAL INFORMATION

                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

---------------------------------------------------------------------------
                                                   June 30,     December 31,
                                                     1998           1997
---------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                       $ 85,456        $ 46,645
  Accounts receivable, net                         291,635         324,654
  Inventories                                      107,338         105,032
  Other current assets                              31,440          25,693
---------------------------------------------------------------------------
      Total current assets                         515,869         502,024

  Investments in affiliates                         13,960          14,776
  Other assets                                      62,702          53,566
  Property, plant, and equipment, net              135,402         150,623
---------------------------------------------------------------------------
      Total Assets                                $727,933        $720,989
===========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                          $ 50,110        $ 60,945
  Accrued compensation                              46,659          48,330
  Other accrued expenses                            75,258          71,126
  Billings in excess of sales                       71,509          66,680
  Short-term debt and current maturities
    of long-term debt                               33,884          50,409
---------------------------------------------------------------------------
      Total current liabilities                    277,420         297,490

  Deferred income taxes                                376             460
  Long-term debt                                    51,561          54,256
---------------------------------------------------------------------------
      Total liabilities                            329,357         352,206
---------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                        5,736           5,736
   Additional paid-in capital                      225,242         226,362
   Retained earnings                               297,896         269,442
   Accumulated other comprehensive income -
     cumulative translation adjustment                 808           1,090
----------------------------------------------------------------------------
                                                   529,682         502,630
   Less - cost of 8,995,887 treasury shares at
     June 30, 1998 and 9,183,845 treasury
     shares at December 31, 1997                  (131,106)       (133,847)
----------------------------------------------------------------------------
      Total shareholders' equity                   398,576         368,783
----------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $727,933        $720,989
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                   INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


--------------------------------------------------------------------------------
                               Quarter Ended June 30,  Six Months Ended June 30,
                                     1998      1997       1998       1997
--------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                          $168,314  $199,883   $336,697   $368,926
  Maintenance and services           78,299    88,726    155,734    172,441
--------------------------------------------------------------------------------
    Total revenues                  246,613   288,609    492,431    541,367
--------------------------------------------------------------------------------

Cost of revenues
  Systems                           121,358   127,500    242,346    237,738
  Maintenance and services           48,785    51,994     95,692    106,904
--------------------------------------------------------------------------------
    Total cost of revenues          170,143   179,494    338,038    344,642
--------------------------------------------------------------------------------

    Gross profit                     76,470   109,115    154,393    196,725

Product development                  22,249    25,171     45,949     51,130
Sales and marketing                  59,306    65,518    119,244    125,221
General and administrative           24,436    25,753     50,970     50,810
Nonrecurring charges (credit)       (   859)    ---       13,902      1,095
--------------------------------------------------------------------------------

   Loss from operations             (28,662)  ( 7,327)   (75,672)   (31,531)

Gains on sales of assets              8,275       ---    111,042        ---
Arbitration award                       ---   ( 6,126)       ---    ( 6,126)
Interest expense                    ( 1,861)  ( 1,612)   ( 4,050)   ( 2,847)
Other income (expense) - net          1,260   (   962)       634    ( 1,812)
--------------------------------------------------------------------------------

   Income (loss) before
     income taxes                   (20,988)  (16,027)    31,954    (42,316)

Income tax expense                      ---       ---      3,500        ---
--------------------------------------------------------------------------------

   Net income (loss)               $(20,988) $(16,027)  $ 28,454   $(42,316)
================================================================================

   Net income (loss) per share -
      basic and diluted            $(   .43) $(   .33)  $    .59   $(   .88)
================================================================================

Weighted average shares outstanding -
      basic and diluted (1)          48,311    47,888     48,265     47,823
================================================================================

(1) Diluted shares were 48,358 for the six months ended June 30, 1998.

The accompanying notes are an integral part of these consolidated financial statements.



                   INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

---------------------------------------------------------------------------
Six Months Ended June 30,                             1998          1997
---------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                $ 28,454      $(42,316)
  Adjustments to reconcile net income (loss)
  to net cash used for operating activities:
    Depreciation and amortization                    26,921        31,511
    Arbitration award                                   ---         6,126
    Noncash portion of nonrecurring charges          11,947           ---
    Gains on sales of assets                       (111,042)          ---
    Net changes in current assets and liabilities    21,181       (12,117)
---------------------------------------------------------------------------
    Net cash used for operating activities         ( 22,539)      (16,796)
---------------------------------------------------------------------------

Investing Activities:
  Purchases of property, plant, and equipment      (  8,008)      (11,679)
  Capitalized software development costs           (  5,037)      ( 4,371)
  Proceeds from sales of assets                     118,002           ---
  Purchase of software rights                      ( 26,292)          ---
  Other                                                  14       ( 1,146)
---------------------------------------------------------------------------
    Net cash provided by (used for) investing
    activities                                       78,679       (17,196)
---------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                      168        36,565
  Debt repayment                                   ( 18,196)      (17,424)
  Proceeds of employee stock purchases and
   exercise of stock options                          1,449         1,620
---------------------------------------------------------------------------
    Net cash provided by (used for) financing
    activities                                     ( 16,579)       20,761
---------------------------------------------------------------------------
Effect of exchange rate changes on cash            (    750)        3,041
---------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                    38,811       (10,190)
Cash and cash equivalents at beginning of period     46,645        50,674
---------------------------------------------------------------------------
Cash and cash equivalents at end of period         $ 85,456      $ 40,484
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

        Certain   reclassifications  have  been   made   to   the
        previously reported consolidated statements of operations and cash flows for the six months and quarter ended
        June 30, 1997 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Form 10-K for its year ended December 31, 1997, and its Form 10-Q for the quarter ended March 31, 1998, the Company has risks related to certain litigation, in particular that with Intel Corporation and Bentley Systems, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments in the second quarter of 1998.

NOTE 3: Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for
        $26,300,000,  with  $16,000,000 paid at  closing  of  the
        agreement  and  the remaining amount to  be  paid  in  15
        equal monthly installments, including interest. In March, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of common stock, the Company was required to pay additional royalties to Zydex in the amount of $1,000,000 at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect 1998 results. The first quarter cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company's liquidity.

        The Company capitalized the $26,300,000 cost of the PDS software rights and is amortizing it over its estimated useful life of seven years. The unamortized balance, approximately $24,400,000 at June 30, 1998, is included in "Other assets" in the June 30, 1998 consolidated balance sheet.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

        ------------------------------------------------------
                                 June 30,         December 31,
                                   1998              1997
        ------------------------------------------------------
        (In thousands)

        Raw materials           $ 32,944          $ 35,799
        Work-in-process           30,973            37,357
        Finished goods            25,687            11,760
        Service spares            17,734            20,116
        ------------------------------------------------------
        Totals                  $107,338          $105,032
        ======================================================

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation of $271,009,000 and $289,775,000 at
        June 30, 1998 and December 31, 1997, respectively.

NOTE 6: In first quarter 1998, the Company sold the assets of its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the six months ended June 30, 1998.

        In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16,002,000 in cash. The Company recorded a gain on this transaction of $8,275,000 ($.17 per share). This gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. The Company is now outsourcing its printed circuit board needs and does not expect this operational change to materially impact its results of operations in the remainder of 1998.

NOTE 7: In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to further align operating expense with revenue levels in that region. The cost of this reorganization was originally estimated at $5,400,000, primarily for employee severance pay and related costs. In second quarter 1998, $859,000 of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The second quarter credit and year to date charge of approximately $4,500,000 are included in "Nonrecurring charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays related to this charge approximated $2,000,000 in the first six months of 1998. The remaining costs are expected to be paid over the remainder of the year and are included in "Other accrued expenses" in the June 30, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5,200,000.

        The remainder of the 1998 nonrecurring charges consists of write-offs of a) certain intangible assets, primarily capitalized business system software, b) goodwill recorded on a prior acquisition of a domestic subsidiary, and c) a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3,400,000 of the Company's annual operating expenses.

NOTE 8: In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8,300,000, of which $7,200,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) is included in "Nonrecurring charges" in the consolidated statement of operations for the six months ended June 30, 1997. Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

NOTE 9: In second quarter 1997, the Company received notice of the adverse determination of an arbitration proceeding with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company and developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the company serves as a nonexclusive distributor. The arbitrator's award was in the amount of $6,126,000 and is included in "Arbitration award" in the consolidated statements of operations for the quarter and six months ended June 30, 1997. The cash position of the Company was not significantly adversely affected by this award, as the Company offset approximately $5,835,000 in fees otherwise owed the Company by Bentley against the amount awarded Bentley. For further details of the Company's business relationship with Bentley and a description of continuing arbitration proceedings between the two companies, see the Company's Form 10-K filing for the year ended December 31, 1997.

NOTE 10:Supplementary cash flow information is summarized as follows:

        Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net income (loss) to net cash used for operating activities are as follows:

        -------------------------------------------------------------
                                Cash Provded By (Used For) Operations
        Six Months Ended June 30,             1998          1997
        -------------------------------------------------------------
        (In thousands)

        (Increase) decrease in:
          Accounts receivable, net          $31,249      $(   512)
          Inventories                       ( 2,732)      (20,986)
          Other current assets              ( 1,888)      (   552)
        Increase (decrease) in:
          Trade accounts payable            (10,737)        7,231
          Accrued compensation and other
           accrued  expenses                    216         2,091
          Billings in excess of sales         5,073           611
        -------------------------------------------------------------
        Net changes in current assets
        and liabilities                     $21,181      $(12,117)
        =============================================================

        Investing and financing transactions in the first half of 1997 that did not require cash included the sale of two noncore business units of the Company in part for notes receivable and future royalties totaling $3,950,000, and a $4,649,000 unfavorable mark-to-market adjustment of an investment in an affiliated company. There were no significant noncash investing and financing transactions in the first half of 1998.

NOTE 11:Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 12:Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting comprehensive income and its components. Under this Statement, all nonowner changes in equity during a period are to be reported as a component of comprehensive income. With respect to the Company, such nonowner equity items include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Statement requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid in capital in the equity section of the Company's statement of financial position.

        During the six months ended June 30, 1998 and 1997, total comprehensive income (loss) was $28,172,000 and ($50,064,000), respectively. Comprehensive income
        (loss) differs from net income (loss) due to foreign currency translation adjustments and, for 1997 only, an unrealized holding loss on securities of an affiliate.

NOTE 13:Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Statement requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to functionality of the delivered elements. The Statement replaces the previous method of software revenue recognition, under which a distinction was made between significant and insignificant post-shipment obligations for revenue recognition purposes.
        Adoption of this new accounting standard did not significantly affect the Company's results of operations for the six months ended June 30, 1998, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by the new pronouncement.

Note 14:In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which is effective fiscal year 1998 for the Company, revises the disclosures required for pension and other postretirement benefit plans, but does not change the recognition and measurement for these plans. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", defining which computer software costs are to be capitalized and expensed.
        This statement is effective fiscal year 1999 for the Company and will be implemented effective January 1, 1999. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
        Instruments and Hedging Activities", requiring companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value.
        This statement is effective fiscal year 2000 for the Company.
        The Company does not anticipate implementation of any of these newly issued accounting pronouncements to have a material impact on its consolidated operating results or financial position.




             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In second quarter 1998, the Company incurred a net loss of $.43 per share on revenues of $246.6 million, including an $8.3 million ($.17 per share) gain on the sale of its printed circuit board manufacturing facility. The second quarter 1997 loss was $.33 per share on revenues of $288.6 million, including a $6.1 million ($.13 per share) charge for an adverse contract arbitration award to Bentley Systems, Inc. (Bentley). The second quarter 1998 loss from operations was $.59 per share versus a loss of $.15 per share for the second quarter of 1997. This increased loss results primarily from a 15% decline in revenues and a 6.8 point decline in gross margin, partially offset by a 9% decline in operating expenses. For the first half of 1998, the Company earned net income of $.59 per share on revenues of $492.4 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines, a $13.9 million ($.29 per share) charge for nonrecurring operating expenses (primarily employee termination costs and write-off of certain intangible assets), and the $.17 per share gain on the sale of the printed circuit board facility. For the first half of 1997, the Company incurred a net loss of $.88 per share on revenues of $541.4 million, including the $.13 per share adverse contract arbitration award. Excluding nonrecurring charges, the first half 1998 loss from operations was $1.28 per share versus a loss of $.64 per share for the first half of 1997. This increased loss results from a 9% decline in revenues and a 7.6 point decline in systems margin. The Company's declining revenues and margins are primarily the result of its ongoing dispute with Intel Corporation and of operating expenses that are too high for the level of revenue being generated by the Company. The Company's dispute with Intel is fully described in its Form 10-K annual report for the year ended December 31, 1997, and updated in subsequent Form 10-Q filings, including this report.

Nonrecurring Charges. In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to further align operating expenses with revenue levels in that region. The cost of this reorganization was originally estimated at $5.4 million, primarily for employee severance pay and related costs. In second quarter 1998, $.9 million of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The second quarter credit and year to date charge of $4.5 million are included in "Nonrecurring charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays related to this charge approximated $2 million in the first six months of 1998. The remaining costs are expected to be paid over the remainder of the year and are included in "Other accrued expenses" in the June 30, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5.2 million.

The remainder of the first quarter 1998 nonrecurring charges consists of write-offs of a) certain intangible assets, primarily capitalized business system software, b) goodwill recorded on a prior acquisition of a domestic subsidiary, and c) a noncompete agreement with a former third party consultant.
Prior to the write-off, amortization of these intangibles accounted for approximately $3.4 million of the Company's annual operating expenses.

In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8.3 million, of which $7.2 million ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1.1 million ($.02 per share) is included in "Nonrecurring charges" in the consolidated statement of operations for the six months ended June 30, 1997. Revenues and losses of these two business units totaled $24 million and $16 million, respectively, for the full year 1996. Assets of the business units totaled $14 million at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

Litigation and Other Risks and Uncertainties. As further described in the Company's Form 10-K filing for its year ended December 31, 1997 and its Form 10-Q for the quarter ended March 31, 1998, the Company has ongoing litigation, and its business is subject to certain risks and uncertainties. Significant developments during second quarter 1998 are discussed below.

Intel. As further described in the Company's Form 10-Q filing for the quarter ended March 31, 1998, the U.S. District Court, Northern District of Alabama, Northeastern Division, (the "Alabama Court") ruled in favor of Intergraph on April 10, 1998 and ordered that Intel, the supplier of all the Company's microprocessor needs, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). Intel and the Company have each filed briefs with the Appeals Court. No decision has been entered.

On May 18, 1998, the Alabama Court denied Intel's January 15, 1998 motion for a change of venue from Alabama to California, and Intel subsequently dropped two retaliatory lawsuits which Intel had brought against the Company in California. On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph has infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patent infringement asserted by Intel. On June 17, 1998, Intel filed a motion before the Alabama Court seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" is based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. The Company is vigorously contesting Intel's motion for summary judgment on the license defense, and currently plans to file a brief on this matter with the Alabama Court September 15, 1998.

In a scheduling order entered June 25, 1998, the Alabama Court has set a trial date of February 14, 2000.

Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute on the operations of the Company, which include lost revenues, uncertain supply, and increased microprocessor costs and legal expenses. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue at least through the third quarter of 1998.

Year 2000 Issue. As further described in the Company's Form 10-K annual report for the year ended December 31, 1997, the Company has initiated a program to mitigate/ and or prevent the possible adverse effects on its operations of Year 2000 problems in its software and hardware products and its internally used software and hardware.

The Company's efforts to identify and resolve Year 2000 issues related to its hardware and software product offerings are under way. All products currently offered in the Company's standard price list are Year 2000 compliant or will be so certified as new versions and utilities are released in 1998. In addition, the Company has made significant due diligence efforts to contact its customers and business partners to ensure that customers are aware of how to acquire detailed Year 2000 information regarding any Intergraph-produced product. The Company's product compliance costs have not had and are not anticipated to have a material impact on its results of operations or financial condition. However, any unanticipated customer claims could cause actual results to differ materially from the Company's estimates and, if successful, could have an adverse impact on future results.

The Company's preliminary efforts to identify and resolve Year 2000 issues affecting its internal business systems began in 1996. The Company has required all organizations to develop program plans and implementation schedules addressing their specific Year 2000 needs by the end of third quarter 1998. These plans are required to be implemented by mid-year 1999 and must include contingency plans for continuing operations in the event that remediation plans are unsuccessful. The Company expects to successfully implement all internal systems and programming changes necessary to resolve Year 2000 issues. New systems, if necessary, will be selected before the end of 1998, with most of the related costs to be incurred in 1999. While the Company does not anticipate that these costs will have a material effect on its results of operations or financial condition for either 1998 or 1999, it will be unable to accurately calculate the impact until all departmental program plans are completed. Costs incurred to date are not significant.

To ensure the Company's critical suppliers are able to continue uninterrupted supply, the Company is conducting a program of investigation with these suppliers and includes Year 2000 provisions in its new supplier agreements. The Company is also initiating discussions with other entities with which it interacts electronically, including customers and financial institutions, to ensure those parties have appropriate plans to remediate Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, and the Company could be adversely impacted if suppliers, customers, and other businesses do not address this issue successfully.

The costs of the Year 2000 project and the dates on which significant phases will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Remainder of the Year. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system and hardware architecture strategies are the correct choices, that the industry has accepted Windows NT, and that Windows NT is becoming the dominant operating system in the majority of markets served by the Company. However, competing operating systems and products are available in the market, and competitors of the Company offer or are adopting Windows NT and Intel as the systems for their products. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously  develop  and  deliver new  hardware  and  software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. To achieve and maintain profitability, the Company must substantially increase sales volume and/or further align its operating expenses with the level of revenue and gross margin being generated. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel. There can be no assurance that actions taken by the Company will restore profitability.


ORDERS/REVENUES
---------------

Orders. Second quarter and first half 1998 systems orders totaled $222.5 million and $378.5 million, respectively, an increase of approximately 2% and 1% from the same prior year periods. U.S. systems orders increased 7% and 3%, respectively, from the second quarter and first half 1997 levels due primarily to increased orders from the federal government, partially offset by weakness in the Company's U.S. commercial market sector. International systems orders declined by 3% from both the second quarter and first half 1997 levels. Strengthening of the U.S. dollar against international currencies, primarily in Europe and Asia, has reduced consolidated system orders growth by approximately 3 points. Additionally, order levels in all regions have been adversely affected by the previously described dispute with Intel.

New Products. In July 1998, the Company introduced its new Wildcat 3D graphics technology, which will substantially increase the performance of Windows NT-based workstations beyond current 3D graphics technology. This technology will streamline workflows, enabling creative and technical professionals to work interactively in real time with more realistic full-sized, fully textured 3D models. The technology will be delivered on the Company's new Intense 3D Wildcat series of 3D graphics accelerators and will be available in the Company's TDZ 2000 ViZual workstations as well as in the Intel/Windows NT-based workstations of other computer vendors. The first entry level products based on this technology are scheduled to begin shipping in December of this year. The Company does not expect that introduction of this new technology will adversely affect the carrying value of its existing inventories.

The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's management of risk associated with product transition, the effective management of inventory levels in line with anticipated demand, and the risk that new products may have defects in the introductory stage. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or operating results.

Revenues. Total revenues for second quarter and first half 1998 were $246.6 million and $492.4 million, respectively, down 15% and 9%, respectively, from the comparable prior year periods. Sales outside the U.S. represented 51% of total revenues in the first half of 1998, down from 52% for the first half of 1997 and 53% for the full year 1997. Strengthening of the U.S. dollar in the Company's international markets, particularly Europe and Asia, reduced the reported level of U.S. dollar revenues for the period. European revenues were 31% of total revenues for the first half of 1998, compared to 32% for both the first half and full year 1997.

Systems. Systems revenue for the second quarter and first half of 1998 was $168.3 million and $336.7 million, respectively, down 16% and 9%, respectively, from the same prior year periods. The Company's hardware revenues remain low due to effects of the ongoing litigation with Intel, with delays in new product releases resulting in lost sales for the Company as well as increased discounting on available products, severely impacting the Company's systems revenues and margins. While the April 10 ruling of the Alabama Court requires Intel to provide Intergraph with advance product samples and technical information, the current level of compliance with the ruling indicates that a revenue recovery will most likely not occur until fourth quarter. Of the Company's June 30 backlog of $211 million, approximately $25 million was undeliverable due to product delays arising from effects of the dispute with Intel. Most of these undeliverable products were high-end, higher margin hardware.

U.S. revenues were down 18% from second quarter 1997 and 6% from first half 1997 levels, due to significant declines in both federal government and U.S. commercial revenues, partially offset by continued growth in the Company's public safety business. International systems revenues were down approximately 14% from second quarter 1997 and 12% from the first half of 1997. Asia Pacific and European revenues have declined by 24% and 15%, respectively, from the first half of 1997. Excluding the impact of a stronger dollar, the revenue declines in these regions were 14% and 10%, respectively. These declines are primarily due to factors associated with the Intel lawsuit and the sale of the Company's Solid Edge and Engineering Modeling System product lines and, in Asia, due to currency and economic problems affecting that region.

Hardware revenues for the first half of 1998 declined 8% from the prior year period. Unit sales of workstations and servers were up 7% from first half 1997, while workstation and server revenues declined by 12% due to a 17% decline in the average per unit selling price. Price competition continues to erode per unit selling prices, and volumes have been suppressed by the aforementioned factors associated with the Intel lawsuit. Sales of peripheral hardware products declined by 2% from the prior year period due primarily to a 50% decline in sales of graphics cards, partially offset by increased memory and storage device revenues and upgrades to Intel-based hardware. Software revenues declined 18% from the prior year level. With the exception of the Company's plant design product offerings, software revenues were down across the board, with the largest declines occurring in sales of MicroStation, mechanical (includes the Solid Edge and Engineering Modeling System product lines), and infrastructure products. (The Company's Form 10-K filing for the year ended December 31, 1997 contains further discussion of the Company's MicroStation sales and relationship and ongoing arbitration proceedings with Bentley Systems, Inc., the developer and owner of MicroStation.) Sales of the Company's plant design products increased by 28% from the prior year level. Plant design is currently the Company's highest volume software offering, representing 28% of total software sales for the first half of 1998. Sales of Windows-based software represented approximately 85% of total software revenues in the first half of 1998, up from approximately 80% in the first half of 1997.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue totaled $78.3 million for the second quarter and $155.7 million for the first half of 1998, down 12% and 10%, respectively, from the comparable prior year periods. Maintenance revenues for the first half of 1998 totaled $106.4 million, down 16% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 10% of total first half 1998 revenues and has increased 7% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to increase revenues from its services business. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the second quarter of 1998 was 31%, down 6.8 points from the second quarter 1997 level. For the first half of 1998, total gross margin was 31.4%, down
4.9 points from the first half of 1997 and 4.2 points from the full year 1997 level.

Systems margin for the second quarter was 27.9%, down 8.3 points from second quarter 1997. First half 1998 margin was 28%, down
7.6 points from the first half of 1997 and 6.6 points from the full year 1997 level. The previously discussed factors contributing to the Company's systems revenue decline have also had a significant adverse effect on systems margin. In addition, systems margins continue to be negatively impacted by a higher hardware content in the product mix and by unfavorable manufacturing variances resulting from a sales volume that was below Company expectations.

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

Maintenance and services margin for the second quarter of 1998 was 37.7%, down 3.7 points from the second quarter of 1997 due primarily to costs incurred on long term service contracts without corresponding revenue recognition. Revenue on services contracts is often based on completion of milestones or other factors appropriate to the individual contract of sale. Year to date maintenance and services margin is 38.6%, relatively unchanged from the same prior year period and from the full year 1997 level. The Company continues to closely monitor maintenance and services cost and has taken certain measures, including reductions in headcount, to align cost with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for the second quarter and first half of 1998 declined by 9% and 5%, respectively, from the comparable prior year periods. Total employee headcount has declined by 8% from that same period.

Product development expense for the second quarter and first half of 1998 declined by 12% and 10%, respectively, from the same prior year periods due primarily to a decline in labor and related overhead expenses. Headcount in the product development area has declined by 10% from the prior year level. Sales and marketing expense for the second quarter and first half of 1998 declined by 10% and 5%, respectively, from the corresponding prior year periods due to strengthening of the U.S. dollar in the Company's international markets and to across the board expense reductions in Europe resulting primarily from
restructuring   actions  taken  in  the   first   quarter   (see
"Nonrecurring Charges"). Second quarter general and administrative expense declined 5% from the same prior year period; however, year to date expense is flat with the prior year level. The positive impact resulting from a strong U.S. dollar was offset by increases in legal expenses and worldwide provisions for bad debts.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.9 million for second quarter and $4.1 million for the first half of 1998 versus $1.6 million and $2.8 million, respectively, for the corresponding prior year periods. The Company's average outstanding debt increased in comparison to the same prior year periods due primarily to borrowings under the Company's revolving credit facility and term loan. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

In first quarter 1998, the Company sold the assets of its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105 million in cash. The Company recorded a gain on this transaction of $102.8 million. This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the six months ended June 30, 1998. Full year 1997 revenues and operating loss for these product lines were $35.2 million and $4.1 million, respectively. The Company estimates the sale of this business will result in an improvement in its 1998 operating results of approximately $5 million, excluding the impact of the gain on the sale.

In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16 million in cash. The Company recorded a gain on this transaction of $8.3 million. This gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. The Company is now outsourcing its printed circuit board needs and does not expect this operational change to materially impact its results of operations in the remainder of 1998.

In second quarter 1997, the Company received notice of the adverse determination of an arbitration proceeding with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company and developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. The arbitrator's award was in the amount of $6.1 million and is included in "Arbitration award" in the consolidated statements of operations for the quarter and six months ended June 30, 1997. The cash position of the Company was not significantly adversely affected by this award, as the Company offset approximately $5.8 million in fees otherwise owed the Company by Bentley against the amount awarded Bentley. For further details of the Company's business relationship with Bentley and a description of continuing arbitration proceedings between the two companies, see the Company's Form 10-K filing for the year ended December 31, 1997.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains (losses), equity in the earnings of investee companies, and other miscellaneous items of nonoperating income and expense.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 1998, approximately 51% (53% for the full year 1997) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first half of 1998, the U.S. dollar strengthened on average from its first half 1997 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily Europe and Asia, adversely affected its results of operations for the first half of 1998 by approximately $.10 per share in comparison to the first half of 1997. (Operating results for first half 1997 were reduced by $.09 per share from first half 1996 as a result of strengthening of the U.S. dollar.)

The Company conducts business in all major markets outside of the U.S., but the most significant of these operations with
respect  to currency risk are located in Europe and Asia.   With
respect to the currency exposures in these regions, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency
other  than  the functional currency of the local  entity.   The
Company will therefore enter into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt, when a significant risk has been identified. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items.
Forward   exchange  contracts  are  purchased  with   maturities
reflecting the expected settlement dates of the balance sheet items being hedged, which are generally less than three months, and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for
the  Company  from  period  to  period.   Since  this  risk   is
calculable, and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or
results  of  operations.   The  Company's  positions  in   these
derivatives  are  continuously monitored  to  ensure  protection
against  the known balance sheet exposures described above.   By
policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.

At June 30, 1998, the Company's only outstanding hedge contracts related to formalized intercompany loans between the Company's
European subsidiaries. The Company is not currently hedging any of its foreign currency risks in the Asia Pacific region.


INCOME TAXES
------------

The Company earned pretax income of $32 million in the first half of 1998 versus a pretax loss of $42.3 million in the first half of 1997. Income tax expense for the first half of 1998 results primarily from U.S. alternative minimum tax and taxes on individually profitable international subsidiaries. The sale of the Solid Edge and Engineering Modeling System product lines did not create a significant tax liability for the Company due to the availability of net operating loss carryforwards to offset current year earnings. After consideration of the sale, the Company has net operating loss carryforwards for U.S. federal purposes of approximately $130 million and international carryforwards of approximately $100 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, cash totaled $85.5 million compared to $46.6 million at December 31, 1997. Cash consumed by operations in the first half of 1998 totaled $22.5 million, compared to a consumption of $16.8 million in the first half of 1997, both generally reflecting the negative cash flow effects of increased operating losses.

Net cash generated from investing activities totaled $78.7 million in the first half of 1998, compared to a net use of $17.2 million in first half of 1997. First half 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines, $16 million in proceeds from the sale of the Company's printed circuit board manufacturing facility, and expenditure of $26.3 million for the purchase of Zydex software rights. Also included in investing activities were capital expenditures of $8 million ($11.7 million in the first half of 1997), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $16 to $20 million for the full year 1998, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $16.6 million versus net cash generation of $20.8 million in the first half of 1997. First half 1998 financing activities included a net repayment of debt of $18 million compared with a net addition to short and long term debt of $19.1 million in the first half of 1997. Activity in both years relates primarily to borrowings under the Company's revolving credit facility and term loan.

Under the Company's January 1997 four year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing
base"),   as  defined  in  the  agreement,  including   accounts
receivable, inventory, and property, plant, and equipment, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the
Company's  assets  in  the U.S.  The rate  of  interest  on  all borrowings  under  the agreement is the greater  of  7%  or  the
Norwest  Bank  Minnesota  National  Association  base  rate   of
interest  (8.5%  at  June 30, 1998) plus .625%.   The  agreement
requires the Company to pay a facility fee at an annual rate  of
 .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly
agency  fee.   At  June  30, 1998, the Company  had  outstanding
borrowings of $47.6 million ($49.2 million at August 10, 1998), $25 million of which was classified as long term debt in the consolidated balance sheet, and an additional $35.1 million ($32.5 million at August 10, 1998) of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of these same dates, the borrowing base, representing the maximum available credit under the line, was $102 million.

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

At June 30, 1998, the Company had approximately $75 million in debt on which interest is charged under various floating rate arrangements, primarily under its four year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company is not currently generating cash from its operations, and believes this condition may extend through third quarter 1998. The Company further believes that cash expected to be generated from operations in the fourth quarter of 1998, together with cash received from the sale of its Solid Edge and Engineering Modeling System product lines, cash received from sale of its printed circuit board facility, and cash available under its term loan and revolving credit agreement will be adequate to meet cash requirements for the remainder of 1998. However, the Company in the near term must increase sales volume and further align its operating expenses with the level of revenue being generated in order to adequately fund its operations and build its cash reserves without reliance on funds generated from the sale of long term assets and third party financing.


             INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

  Item 1:   Legal Proceedings

            As further described in the Company's Form 10-Q filing for the quarter ended March 31, 1998, the U.S. District Court, Northern District of Alabama, Northeastern Division, (the "Alabama Court") ruled in favor of Intergraph on April 10, 1998 and ordered that Intel, the supplier of all the Company's microprocessor needs, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future
            Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). Intel and the Company have each filed briefs with the Appeals Court. No decision has been entered.

            On  May  18,  1998,  the  Alabama  Court  denied  Intel's
            January 15, 1998 motion for a change of venue from Alabama to California, and Intel subsequently dropped two retaliatory lawsuits which Intel had brought against the Company in California. On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph has infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patent infringement asserted by Intel. On June 17, 1998, Intel filed a motion before the Alabama Court seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" is based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. The Company is vigorously contesting Intel's motion for summary judgment on the license defense, and currently plans to file a brief on this matter with the Alabama Court September 15, 1998.

            In a scheduling order entered June 25, 1998, the Alabama Court has set a trial date of February 14, 2000.

            Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute on the operations of the Company, which include lost revenues, uncertain supply, and increased microprocessor costs and legal expenses. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue at least through the third quarter of 1998.

  Item 4:   Submission of Matters to a Vote  of  Security Holders

            Intergraph   Corporation's   Annual   Meeting    of
            Shareholders was held on May 28, 1998. The results of the meeting follow.

            (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees were serving as Directors of the Company at the time of their nomination.

                                                      Votes
                                          -------------------------------
                                             For         Against/Withheld
                                          ----------     ----------------
                 Larry J. Laster          41,486,895         1,079,646
                 Thomas J. Lee            41,599,825           966,716
                 Sydney L. McDonald       41,596,696           969,845
                 James W. Meadlock        41,473,706         1,092,835
                 Keith H. Schonrock Jr.   41,473,703         1,092,838
                 James F. Taylor Jr.      41,509,662         1,056,879
                 Robert E. Thurber        41,507,898         1,058,643

            (2) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 42,444,157 for, 74,576 against, and 47,808 abstentions.

            (3)  The  Intergraph  Corporation Nonemployee  Director
                 Stock   Option  Plan  was  approved  by  a  vote   of
                 41,389,735   for,   993,713  against,   and   183,093
                 abstentions.


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

            (1) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, under the Securities Exchange Act of 1934, File No. 0-9722.


       (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.



             INTERGRAPH CORPORATION AND SUBSIDIARIES
                           SIGNATURES


   Pursuant  to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By: /s/ James W. Meadlock          By: /s/ John W. Wilhoite
    -------------------------          ------------------------
    James W. Meadlock                  John W. Wilhoite
    Chairman of the Board and          Executive Vice President and
    Chief Executive Officer            Controller
                                       (Principal Accounting Officer)

Date:    August 13, 1998               Date: August 13, 1998