Form 10-Q
period 1998-09-30
INTERGRAPH CORP
filed 1998-11-16
CIK 351145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____ to ____


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


   Common stock, par value  $.10 per share: 48,491,098 shares outstanding as of September 30, 1998





                     INTERGRAPH CORPORATION
                           FORM 10-Q*
                       September 30, 1998

                              INDEX



                                                                     Page No.
                                                                     --------
PART I. FINANCIAL INFORMATION
        ---------------------

   Item 1. Financial Statements
           --------------------

           Consolidated Balance Sheets at
               September 30, 1998 and December 31, 1997                 2

           Consolidated Statements of Operations for
               the quarters and nine months ended
               September 30, 1998 and 1997                              3

           Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1998 and 1997            4

           Notes to Consolidated Financial Statements                 5 - 9

   Item 2. Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations                       10 - 21
           -----------------------------------

PART II. OTHER INFORMATION
         -----------------

   Item 1. Legal Proceedings                                         22 - 23

   Item 6. Exhibits and Reports on Form 8-K                            23


SIGNATURES                                                             24






*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K, its Form 10-Q filings for the quarters ended March 31, 1998 and June 30, 1998, and this Form 10-Q.

PART I. FINANCIAL INFORMATION
        ---------------------

                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

--------------------------------------------------------------------------
                                              September 30,   December 31,
                                                   1998           1997
--------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                      $ 56,763       $ 46,645
  Accounts receivable, net                        294,620        324,654
  Inventories                                     116,533        105,032
  Other current assets                             28,244         25,693
--------------------------------------------------------------------------
      Total current assets                        496,160        502,024

  Investments in affiliates                        13,841         14,776
  Other assets                                     60,520         53,566
  Property, plant, and equipment, net             134,348        150,623
--------------------------------------------------------------------------
      Total Assets                               $704,869       $720,989
==========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                         $ 53,292       $ 60,945
  Accrued compensation                             46,748         48,330
  Other accrued expenses                           75,530         71,126
  Billings in excess of sales                      64,925         66,680
  Short-term debt and current maturities
    of long-term debt                              37,541         50,409
--------------------------------------------------------------------------
      Total current liabilities                   278,036        297,490

  Deferred income taxes                               433            460
  Long-term debt                                   50,876         54,256
--------------------------------------------------------------------------
      Total liabilities                           329,345        352,206
--------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share-
     100,000,000 shares authorized;
     57,361,362 shares issued                       5,736          5,736
   Additional paid-in capital                     224,135        226,362
   Retained earnings                              270,723        269,442
   Accumulated other comprehensive income-
     cumulative translation adjustment              4,205          1,090
--------------------------------------------------------------------------
                                                  504,799        502,630
   Less- cost of 8,870,264 treasury shares
     at September 30, 1998 and 9,183,845
     treasury shares at December 31, 1997        (129,275)      (133,847)
--------------------------------------------------------------------------
      Total shareholders' equity                  375,524        368,783
--------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity $704,869       $720,989
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

------------------------------------------------------------------------------
                                     Quarter Ended          Nine Months Ended
                                     September 30,            September 30,
                                   1998         1997        1998         1997
------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                       $176,697     $199,720    $513,394     $568,646
 Maintenance and services        76,927       82,347     232,661      254,788
------------------------------------------------------------------------------
  Total revenues                253,624      282,067     746,055      823,434
------------------------------------------------------------------------------

Cost of revenues
 Systems                        125,572      131,258     367,918      368,996
 Maintenance and services        49,952       49,632     145,644      156,536
------------------------------------------------------------------------------
  Total cost of revenues        175,524      180,890     513,562      525,532
------------------------------------------------------------------------------

  Gross profit                   78,100      101,177     232,493      297,902

Product development              20,692       23,991      66,641       75,121
Sales and marketing              57,426       61,637     176,670      186,858
General and administrative       25,634       25,106      76,604       75,916
Nonrecurring charges (credit)   (   120)         ---      13,782        1,095
------------------------------------------------------------------------------

  Loss from operations          (25,532)     ( 9,557)   (101,204)     (41,088)

Gains on sales of assets            ---        4,858     111,042        4,858
Arbitration award                   ---          ---         ---      ( 6,126)
Interest expense                ( 1,804)     ( 1,805)   (  5,854)     ( 4,652)
Other income (expense)- net       1,163      (   682)      1,797      ( 2,494)
------------------------------------------------------------------------------
  Income (loss) before
    income taxes                (26,173)     ( 7,186)      5,781      (49,502)

Income tax expense                1,000          ---       4,500          ---
------------------------------------------------------------------------------

  Net income (loss)            $(27,173)    $( 7,186)   $  1,281     $(49,502)
==============================================================================

  Net income (loss) per share
      - basic and diluted      $(   .56)    $(   .15)   $    .03     $(  1.03)
==============================================================================

Weighted average shares outstanding
      - basic and diluted (1)    48,416       48,006      48,316       47,885
==============================================================================

(1)  Diluted shares were 48,355 for the nine months ended September 30, 1998.

The accompanying notes are an integral part of these consolidated financial statements.

                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

-----------------------------------------------------------------------------
Nine Months Ended September 30,                          1998          1997
-----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                   $ 1,281      $(49,502)
  Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
    Depreciation and amortization                      39,604        46,192
    Arbitration award                                     ---         5,835
    Noncash portion of nonrecurring charges            11,353           ---
    Gains on sales of assets                         (111,042)      ( 4,858)
    Net changes in current assets and liabilities      12,023       (12,008)
-----------------------------------------------------------------------------
    Net cash used for operating activities           ( 46,781)      (14,341)
-----------------------------------------------------------------------------

Investing Activities:
  Purchases of property, plant, and equipment        ( 12,392)      (17,872)
  Capitalized software development costs             (  8,647)      ( 7,149)
  Proceeds from sales of assets                       118,002         5,749
  Purchase of software rights                        ( 26,292)          ---
  Other                                              (    328)      ( 1,165)
-----------------------------------------------------------------------------
    Net cash provided by (used for)
      investing activities                             70,343       (20,437)
-----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                        182        39,078
  Debt repayment                                     ( 16,303)      (22,381)
  Proceeds of employee stock purchases and
    exercise of stock options                           2,173         2,419
-----------------------------------------------------------------------------
    Net cash provided by (used for)
      financing activities                           ( 13,948)       19,116
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash                   504         3,817
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   10,118       (11,845)
Cash and cash equivalents at beginning of period       46,645        50,674
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 56,763      $ 38,829
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

          Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and nine months ended September 30, 1997 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Form 10-K for its year ended December 31, 1997, and its Form 10-Q filings for the quarters ended March 31, 1998 and June 30, 1998, the Company has risks related to certain litigation, in particular that with Intel Corporation and Bentley Systems, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments in the third quarter of 1998.

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

          The Company capitalized the $26,300,000 cost of the PDS software rights and is amortizing it over its estimated useful life of seven years. The unamortized balance, approximately $23,500,000 at September 30, 1998, is included in "Other assets" in the September 30, 1998 consolidated balance sheet.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

          ---------------------------------------------------------
                                September 30,       December 31,
                                     1998             1997
          ---------------------------------------------------------
          (In thousands)

          Raw materials          $  36,614        $  35,799
          Work-in-process           29,527           37,357
          Finished goods            33,169           11,760
          Service spares            17,223           20,116
          ---------------------------------------------------------
          Totals                  $116,533         $105,032
          =========================================================

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation of $277,863,000 and $289,775,000 at
          September 30, 1998 and December 31, 1997, respectively.

NOTE 6: In first quarter 1998, the Company sold the assets of its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1998.

          In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16,002,000 in cash. The Company recorded a gain on this transaction of $8,275,000 ($.17 per share). This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1998. The Company is now outsourcing its printed circuit board needs and does not expect this operational change to materially impact its results of operations in the remainder of 1998.

NOTE 7: In third quarter 1997, the Company sold its stock investment in a publicly traded affiliate at a gain of $4,858,000 ($.10 per share). The gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and nine months ended September 30, 1997. At December 31, 1996, the unrealized gain on this investment resulting from periodic mark-to-market adjustments totaled $6,858,000 and was included in "Investments in affiliates" and "Unrealized holding gain on securities of affiliate" in the consolidated balance sheet at that date.

NOTE 8: In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization was originally estimated at $5,400,000, primarily for employee severance pay and related costs. In the second and third quarters of 1998, $859,000 and $120,000, respectively, of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The third quarter credit and year to date charge of approximately $4,500,000 are included in "Nonrecurring charges (credit)" in the consolidated statements of operations for the quarter and nine months ended September 30, 1998. Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays related to this charge approximated $2,400,000 in the first nine months of 1998. The remaining costs are expected to be paid over the remainder of the year and are included in "Other accrued expenses" in the September 30, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5,200,000.

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

NOTE 9: In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8,300,000, of which $7,200,000 ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1,100,000 ($.02 per share) is included in "Nonrecurring charges (credit)" in the consolidated statement of operations for the nine months ended September 30, 1997. Revenues and losses of these two business units totaled $24,000,000 and $16,000,000, respectively, for the full year 1996. Assets of the business units totaled $14,000,000 at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

NOTE 10:  In  second quarter 1997, the Company received notice of the adverse determination of an arbitration proceeding with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company and developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the company serves as a nonexclusive distributor. The arbitrator's award was in the amount of $6,126,000 ($.13 per share) and is included in "Arbitration award" in the consolidated statement of operations for the nine months ended September 30, 1997. The cash position of the Company was not significantly adversely affected by this award, as the Company offset approximately $5,835,000 in fees otherwise owed the Company by Bentley against the amount awarded Bentley. For further details of the Company's business relationship with Bentley and a description of continuing arbitration proceedings between the two companies, see the Company's Form 10-K filing for the year ended December 31, 1997.

NOTE 11:  Supplementary cash flow information is summarized as follows:

          Changes in current assets and liabilities, net of the effects of business divestitures, in reconciling net income (loss) to net cash used for operating activities are as follows:

          ------------------------------------------------------------
                              Cash Provided By (Used For) Operations
          Nine Months Ended September 30,       1998           1997
          ------------------------------------------------------------
          (In thousands)

          (Increase) decrease in:
            Accounts receivable, net         $32,305       $(   800)
            Inventories                      (11,940)       (19,508)
            Other current assets               2,820            246
          Increase (decrease) in:
            Trade accounts payable           ( 8,427)         8,002
            Accrued compensation and other
              accrued expenses               (   454)         3,193
            Billings in excess of sales      ( 2,281)       ( 3,141)
          ------------------------------------------------------------
          Net changes in current assets
            and liabilities                  $12,023       $(12,008)
          ============================================================

          Investing and financing transactions in the first nine months of 1997 that did not require cash included the sale of two noncore business units of the Company in part for notes receivable and future royalties totaling $3,950,000. There were no significant noncash investing and financing transactions in the first nine months of 1998.

NOTE 12:  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 13: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting comprehensive income and its components. Under this Statement, all nonowner changes in equity during a period are to be reported as a component of comprehensive income. With respect to the Company, such nonowner equity items include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Statement requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid in capital in the equity section of the Company's statement of financial position.

          During the nine months ended September 30, 1998 and 1997, total comprehensive income (loss) was $4,396,000 and ($61,728,000), respectively. Comprehensive income
          (loss) differs from net income (loss) due to foreign currency translation adjustments and, for 1997 only, the reversal of an unrealized holding gain on securities of an affiliate that were sold during the third quarter of 1997. See Note 7.

NOTE 14: Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Statement requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to functionality of the delivered elements. The Statement replaces the previous method of software revenue recognition, under which a distinction was made between significant and insignificant post-shipment obligations for revenue recognition purposes.
          Adoption of this new accounting standard did not significantly affect the Company's results of operations for the nine months ended September 30, 1998, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by the new pronouncement.

NOTE 15: In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, defining which computer software costs are to be capitalized and expensed. This statement is effective fiscal year 1999 for the Company and will be implemented effective January 1, 1999. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requiring companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. This statement is effective fiscal year 2000 for the Company. The Company does not anticipate implementation of either of these newly issued accounting pronouncements to have a material impact on its consolidated operating results or financial position.

NOTE 16:  Subsequent   Events.    Reflecting   an   industry
          outsourcing trend, on October 14, 1998, the Company and SCI Systems Inc. (SCI) announced an agreement whereby SCI will purchase substantially all of the Company's U.S. manufacturing inventory and assets and will assume manufacturing of the Company's hardware products. SCI will lease the Company's manufacturing facilities for a period of approximately five months before moving operations to SCI facilities and will offer employment to approximately 310 of the Company's manufacturing employees. The Company expects to benefit from lower employee headcount, lower per unit costs for materials and overhead expenses, and improved cash flow resulting from improved inventory management. This outsourcing of the Company's manufacturing will also allow Intergraph Computer Systems, the Company's wholly owned hardware subsidiary, to focus on its core competencies of graphics, workstations, and systems integration. The companies closed the transaction November 13, 1998.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In third quarter 1998, the Company incurred a net loss of $.56 per share on revenues of $253.6 million. The third quarter 1997 net loss was $.15 per share on revenues of $282.1 million, including a $4.9 million ($.10 per share) gain on the sale of an investment in an affiliated company. The third quarter 1998 loss from operations was $.53 per share versus a loss of $.20 per share for the third quarter of 1997. This increased loss results primarily from a 10% decline in revenues and a 5.1 point decline in gross margin, partially offset by a 6% decline in operating expenses.

For the first nine months of 1998, the Company earned net income of $.03 per share on revenues of $746.1 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines, a $13.8 million ($.29 per share) charge for nonrecurring operating expenses (primarily employee termination costs and write-off of certain intangible assets), and an $8.3 million ($.17 per share) gain on the sale of its printed circuit board manufacturing facility. For the same period in 1997, the Company lost $1.03 per share on revenues of $823.4 million, including the $.10 per share gain referenced above and a $6.1 million ($.13 per share) charge for an adverse contract arbitration award to Bentley Systems, Inc. (Bentley). Excluding nonrecurring charges, the loss from operations for the first nine months of 1998 was $1.81 per share versus a loss of $.84 per share for the first nine months of 1997. This increased loss results from a 9% decline in revenues and a 6.8 point decline in systems gross margin, partially offset by a 5% decline in operating expenses. The year to date decline in revenues and margins is primarily the result of the Company's ongoing dispute with Intel Corporation. This dispute is fully described in the Company's Form 10-K annual report for the year ended December 31, 1997, and updated in subsequent Form 10-Q filings, including this report.

SCI. Reflecting an industry outsourcing trend, on October 14, 1998, the Company and SCI Systems Inc. (SCI) announced an agreement whereby SCI will purchase substantially all of the Company's U.S. manufacturing inventory and assets and will assume manufacturing of the Company's hardware products. SCI will lease the Company's manufacturing facilities for a period of approximately five months before moving operations to SCI facilities and will offer employment to approximately 310 of the Company's manufacturing employees. The Company expects to benefit from lower employee headcount, lower per unit costs for materials and overhead expenses, and improved cash flow resulting from improved inventory management. This outsourcing of the Company's manufacturing will also allow Intergraph Computer Systems, the Company's wholly owned hardware subsidiary, to focus on its core competencies of graphics, workstations, and systems integration. The companies closed the transaction November 13, 1998. The transaction is expected to generate cash flow for the Company of approximately $60 million.

Nonrecurring Charges (Credit). In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct operating units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization was originally estimated at $5.4 million, primarily for employee severance pay and related costs. In the second and third quarters of 1998, $.9 million and $.1 million, respectively, of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The third quarter credit and year to date charge of approximately $4.5 million are included in "Nonrecurring charges (credit)" in the consolidated statements of operations for the quarter and nine months ended September 30, 1998. Approximately 70 positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays related to this charge approximated $2.4 million in the first nine months of 1998. The remaining costs are expected to be paid out over the remainder of the year and are included in "Other accrued expenses" in the September 30, 1998 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $5.2 million.

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

In first quarter 1997, the Company sold an unprofitable business unit to a third party and discontinued the operations of a second unprofitable business unit. This second business unit was sold to a third party during second quarter 1997. The total loss on these sales was $8.3 million, of which $7.2 million ($.15 per share) had been recorded as an asset revaluation in fourth quarter 1996. The remaining loss of $1.1 million ($.02 per share) is included in "Nonrecurring charges (credit)" in the consolidated statement of operations for the nine months ended September 30, 1997. Revenues and losses of these two business units totaled $24 million and $16 million, respectively, for the full year 1996. Assets of the business units totaled $14 million at December 31, 1996. The two business units did not have a material effect on the Company's results of operations for the period in 1997 prior to their disposal.

Litigation and Other Risks and Uncertainties. As further described in the Company's Form 10-K filing for its year ended December 31, 1997 and its Form 10-Q filings for the quarters ended March 31, 1998 and June 30, 1998, the Company has ongoing litigation, in particular with Intel Corporation and Bentley Systems, Inc., and its business is subject to certain risks and uncertainties. Significant developments during third quarter 1998 are discussed below.

Intel. As further described in the Company's Form 10-Q filings for the quarters ended March 31, 1998 and June 30, 1998, the U.S. District Court, Northern District of Alabama, Northeastern Division, (the "Alabama Court") ruled in favor of Intergraph on April 10, 1998 and ordered that Intel, the supplier of all the Company's microprocessor needs, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). Intel and the Company have each filed briefs with the Appeals Court. No decision has been entered. Oral argument before the Appeals Court has been scheduled for December 9, 1998.

On May 18, 1998, the Alabama Court denied Intel's January 15, 1998 motion for a change of venue from Alabama to California, and Intel subsequently dropped two retaliatory lawsuits which Intel had brought against the Company in California. On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph has infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patent infringement asserted by Intel. On June 17, 1998, Intel filed a motion before the Alabama Court seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" is based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. The Company is vigorously contesting Intel's motion for summary judgment on the license defense, and filed a cross motion with the Alabama Court September 15, 1998 requesting summary adjudication in favor of the Company. No decision has been entered.

In a scheduling order entered June 25, 1998, the Alabama Court has set a trial date of February 14, 2000.

Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute on the operations of the Company, which include lost revenues, uncertain supply, and increased microprocessor costs and legal expenses. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue in the near term, primarily due to increased legal and administrative expenses associated with the trial.

Bentley. As further described in the Company's Form 10-K annual report for the year ended December 31, 1997, Bentley commenced an arbitration proceeding against the Company in March 1996, alleging that the Company failed to properly account for and pay to Bentley certain royalties on its sales of Bentley software products, and seeking significant damages. Hearings on this matter are in process and are expected to continue through the first quarter of 1999. The Company denies that it has breached any of its contractual obligations to Bentley and is vigorously defending its position in this proceeding, but at present is unable to predict an outcome.

Year 2000 Issue. As further described in the Company's Form 10-K annual report for the year ended December 31, 1997 and its Form 10-Q for the quarter ended June 30, 1998, the Company has initiated a program to mitigate/ and or prevent the possible adverse effects on its operations of Year 2000 problems in its software and hardware products sold to customers and in its internally used software and hardware.

The Company's efforts to identify and resolve Year 2000 issues related to its hardware and software product offerings are nearing completion. All products currently offered in the Company's standard price list are Year 2000 compliant or will be so certified as new versions and utilities are released. In addition, the Company has made significant due diligence efforts to contact its customers and business partners to ensure that customers are aware of how to acquire detailed Year 2000 information regarding any Intergraph-produced product. As of November 10, 1998, all customers and business partners have been contacted with this information, which is also included on the Company's Internet website. Accordingly, the Company does not believe that Year 2000 presents a material exposure as it relates to the Company's product offerings. The Company's product compliance costs have not had and are not anticipated to have a material impact on its results of operations or financial condition. However, any unanticipated customer claims could increase the Company's legal expenses and, if successful, could have an adverse impact on future results.

Year  2000 readiness of the Company's business critical internal systems have been made a top priority by the Company's Year 2000
Program Team.  These efforts have been primarily concentrated in the  third and fourth quarters of 1998, and significant  efforts will  continue through the first quarter of 1999.  All  business critical  internal systems upgrades and programming changes  are
scheduled  to be tested and implemented by March of  1999.   New
financial and administrative systems form a portion of the Company's
Year 2000 internal solution, and will be selected before the end of 1998, with implementation and most of the related costs to be incurred in 1999. While the Company does not anticipate that these costs will have a material effect on its results of operations or financial condition for either 1998 or 1999, it will be unable to accurately calculate the impact until all systems selections are completed at the end of 1998. If such system changes and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that it will successfully implement all internal systems changes and replacements necessary to ensure the Year 2000 compliance of all business critical internal systems. Costs incurred to date are not significant.

In second quarter 1998, the Company's Year 2000 Program Team required all organizations to develop plans and implementation
schedules  addressing  their  specific  Year  2000  needs.   The
majority of the Company's subsidiaries and departments have completed and prioritized an initial inventory of their Year 2000 risks and have begun to plan corrective actions. Contingency plans, if necessary, will be developed and implemented commencing at end of first quarter of 1999. Costs incurred to date, consisting primarily of hardware and software upgrades, are not significant.

To ensure the Company's critical suppliers are able to continue uninterrupted supply, the Company is conducting a program of investigation with these suppliers and includes Year 2000 provisions in its new supplier agreements. This program consists primarily of a major survey campaign and aggressive follow-up with significant third parties to monitor compliance. The Company is also initiating discussions with other entities with which it interacts electronically, including customers and financial institutions, to ensure those parties have appropriate plans to remediate Year 2000 issues. To date, responses to third party Year 2000 surveys do not provide assurance that these third parties will achieve Year 2000 compliance as most companies are reluctant to make such representations. However, most of these parties have Year 2000 programs in place and, to date, no significant risks have been identified. There can be no guarantee that the systems of other companies on which the Company relies will be converted timely, and the Company could be adversely impacted by suppliers, customers, and other businesses not successfully addressing this issue. It is also possible that the Company's sales volume for 1999 could be negatively impacted as the result of customer focus on the Year 2000 compliance of their current systems rather than on the purchase of new ones. The Company will develop contingency plans by the end of the second quarter of 1999 to address potential third party noncompliance issues.

The costs of the Year 2000 project and the dates on which significant phases will be completed are based on management's best estimates, which have been derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and implement new systems in a timely manner, and similar uncertainties.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner; however, it has not yet completed all necessary phases of this program. In the event that the Company does not complete any additional phases, the Company could experience significant delays in sales order processing, shipping, invoicing, and collections among other areas. In addition, the Company's operations could be materially adversely affected if Year 2000 compliance is not achieved by significant vendors or  if the Company becomes the subject of
significant product liability claims.   The  amount of potential
liability and lost revenue cannot be reasonably estimated at this time.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union (EMU) are scheduled to fix the conversion rates among those national currencies and a common currency, the "Euro". The former national currencies of these participating countries will continue to exist as denominations of the Euro through July 1, 2002. Euro currency will begin to circulate on January 1, 2002. With respect to the Company, European business systems are being upgraded to accommodate the Euro. European accounts receivable and accounts payable systems are planned to be made Euro compliant by December 31, 1998. The remaining systems conversions are scheduled for the second quarter of 1999. Euro conversion capabilities are also being considered in the evaluation of potential new U.S. accounting systems.  The
Company   is  in  the  process  of  evaluating  other   business
implications resulting from Euro conversion, including the impact of cross-border price transparency on the revenues of countries within the EMU and exposure to market risk with respect to financial instruments. While the Company has not yet completed its assessment of these business implications on its results of operations or financial condition, it does not anticipate this impact will be material. However, any resulting devaluation of the Euro or other European currencies could have an adverse impact on the Company's reported revenues and operating results.

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


ORDERS/REVENUES
---------------

Orders. Systems orders for the third quarter and first nine months of 1998 totaled $173.0 million and $551.5 million, respectively, a decrease of approximately 13% and 4%, respectively, from the same prior year periods. U.S. systems orders decreased 17% and 4%, respectively, from the third quarter and first nine months of 1997 due primarily to a significant third quarter decline in orders from the federal government and to weakness in the Company's U.S. commercial market sector. Both federal and commercial orders were impacted by weakened demand for the Company's hardware product offerings, due partially to increasing price competition within the industry. International systems orders declined 9% and 5% from the third quarter and first nine months of 1997, respectively. Strengthening of the U.S. dollar against international currencies, primarily in Europe and Asia, has reduced consolidated systems orders growth by approximately 2 points. In addition, order levels in all regions have been reduced by the sale of the Company's Solid Edge and Engineering Modeling System product lines and by the previously described dispute with Intel. The Company expects that the impact of the Intel dispute on its fourth quarter orders will be diminished in comparison to previous quarters since, as of October 1998, all of the Company's hardware product offerings contain the latest Intel technology and are technologically back in line with industry competition.

New Products. In July 1998, the Company introduced its new Wildcat 3D graphics technology, which increases the performance of Windows NT-based workstations beyond current 3D graphics technology. This technology streamlines workflows, enabling creative and technical professionals to work interactively in real time with more realistic full-sized, fully textured 3D models. The technology, which was originally scheduled to ship in December, began delivering in late October in the Company's TDZ workstations. It will also be available on the Company's new Intense 3D Wildcat series of 3D graphics accelerators and in the Intel/Windows NT-based workstations of other computer vendors.

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

Revenues. Total revenues for the third quarter and first nine months of 1998 were $253.6 million and $746.1 million, respectively, down approximately 10% from the comparable prior year periods. Sales outside the U.S. represented 50% of total revenues in the first nine months of 1998, compared to approximately 53% for the full year 1997. Strengthening of the U.S. dollar in the Company's international markets, particularly Europe and Asia, reduced the reported level of U.S. dollar revenues for the period. European revenues were 30% of total revenues for the first nine months of 1998, compared to 32% for the full year 1997.

Systems. Systems revenue for the third quarter and first nine months of 1998 was $176.7 million and $513.4 million, respectively, down 12% and 10%, respectively, from the same prior year periods. The factors affecting systems orders growth described above have similarly affected systems revenue growth. During the third quarter, the Company continued to feel residual effects from its dispute with Intel Corporation, including lost sales momentum and shipment problems resulting from a non-Intel chipset used in certain of the Company's workstations. In late 1997, when the dispute looked as if it might jeopardize the Company's supply of Intel components, an alternate chipset supplier was selected for some of its designs. In the third quarter, that vendor had difficulty delivering enough parts to the Company, resulting in a significant backlog that could not be shipped during the quarter. As of the end of October, the Company believes this problem has been resolved and that the remaining backlog should ship during the fourth quarter.

U.S. systems revenues were down 10% from third quarter 1997 and 7% from the first nine months of 1997 due to significant declines in both federal government and U.S. commercial revenues, partially offset by continued growth in the Company's public safety business. International systems revenues were down approximately 14% from third quarter 1997 and 12% from the first nine months of 1997. Asia Pacific and European revenues have declined by 28% and 12%, respectively, from the prior year to date level. Excluding the impact of a stronger dollar, the revenue declines in these regions were 18% and 9%, respectively. These declines are primarily due to factors associated with the Intel lawsuit and the sale of the Company's Solid Edge and Engineering Modeling System product lines and, in Asia, due to currency and economic problems affecting that region.

Hardware revenues for the first nine months of 1998 declined 9% from the prior year period. Unit sales of workstations and servers were up 6%, while workstation and server revenues declined by 11% due to a 16% decline in the average per unit selling price. Third quarter revenues were negatively impacted by the chipset problem described above and by increasing price competition within the industry. Sales of peripheral hardware products declined by 7% from the prior year period due primarily to a 45% decline in sales of graphics cards, partially offset by an increase in upgrades to Intel-based hardware. The Company expects the demand for graphics cards to increase during the fourth quarter of 1998 with the availability of its new Wildcat 3D graphics technology.

Software revenues declined 17% from the prior year level due primarily to a 76% decline in sales of mechanical applications (includes the Solid Edge and Engineering Modeling System product lines) and a 49% decline in sales of MicroStation. (The Company's Form 10-K filing for the year ended December 31, 1997 contains further discussion of the Company's MicroStation sales and relationship and ongoing arbitration proceedings with Bentley Systems, Inc., the developer and owner of MicroStation.) These declines were partially offset by a 22% increase in sales of the Company's plant design products. Plant design is currently the Company's highest volume software offering, representing approximately 29% of total software sales for the first nine months of 1998. Sales of Windows-based software represented approximately 86% of total software revenues in the first nine months of 1998, up from approximately 81% in the same period in 1997.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue totaled $76.9 million for the third quarter and $232.7 million for the first nine months of 1998, down 7% and 9%, respectively, from the comparable prior year periods. Maintenance revenues for the first nine months of 1998 totaled $160.1 million, down 14% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 10% of year to date 1998 revenues and has increased 5% from the same prior year period. Growth in services revenue has acted to partially offset the decline in maintenance revenue. The Company is endeavoring to grow its services business and has begun to redirect the efforts of its hardware maintenance organization to focus increasingly on systems integration and training. Such revenues, however, produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the third quarter was 30.8%, down 5.1 points from the third quarter 1997 level. For the first nine months of 1998, total gross margin was 31.2%, down 5.0 points from the same prior year period and 4.4 points from the full year 1997 level.

Systems margin for the third quarter was 28.9%, down 5.4 points from the third quarter 1997 level. For the first nine months of 1998, systems margin was 28.3%, down approximately 6.8 points from the same prior year period and 6.3 points from the full year 1997 level. The previously discussed factors contributing to the Company's systems revenue decline have had a similar adverse effect on systems margin. In addition, systems margins continue to be negatively impacted by a higher hardware content in the product mix and by significant over capacity variances in manufacturing. These manufacturing variances will be eliminated by the Company's outsourcing agreement with SCI, and additional cost savings are expected to be realized from resulting reductions in headcount and materials costs.

In general, the Company's systems margin may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margin may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. The Company is unable to predict the effects that many of these factors may have on its systems margins. While the Company expects to achieve significant cost savings through its outsourcing agreement with SCI, it expects continuing pressure on its systems margin due primarily to increasing industry price competition.

Maintenance and services margin for the third quarter of 1998 was 35.1%, down 4.6 points from the third quarter of 1997 due to a decline in maintenance revenue and to costs incurred on long-term service contracts without corresponding recognition of revenue. Revenue on service contracts is often based on completion of milestones or other factors appropriate to the individual contract of sale. Year to date maintenance and services margin is 37.4%, down 1.2 points from the same prior year period and .6 points from the full year 1997 level. Long-term service contracts account for the majority of the year to date margin decline. While the Company's maintenance revenue level has declined significantly from the prior year level, margins on this form or revenue have remained relatively stable. The Company closely monitors its maintenance costs and has taken certain measures, including reductions in headcount, to more closely align costs with the current revenue levels. The
Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for the third quarter and first nine months of 1998 declined by 6% and 5%, respectively, from the comparable prior year periods. Total employee headcount has declined by 8% during that same period.

Product development expense for the third quarter and first nine months of 1998 declined by 14% and 11%, respectively, from the same prior year periods due primarily to a decline in labor and related overhead expenses. Headcount in the product development area has declined by 9% from the prior year level. Sales and marketing expense for the third quarter and first nine months of 1998 declined by 7% and 6%, respectively, from the corresponding prior year periods due to strengthening of the U.S. dollar in the Company's international markets and to across the board expense reductions in Europe resulting primarily from restructuring actions taken in the first quarter (see "Nonrecurring Charges"). General and administrative expense for the third quarter and first nine months of 1998 is relatively flat with the comparable prior year periods. The positive impact resulting from a strong U.S. dollar was offset by increases in legal expenses (see "Litigation and Other Risks and Uncertainties") and worldwide provisions for bad debts.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.8 million for the third quarter and $5.9 million for the first nine months of 1998 versus $1.8 million and $4.7 million, respectively, for the corresponding prior year periods. The Company's average outstanding debt increased in comparison to the same prior year periods due primarily to borrowings under the Company's revolving credit facility and term loan. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

In first quarter 1998, the Company sold the assets of its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105 million in cash. The Company recorded a gain on this transaction of $102.8 million. This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1998. Full year 1997 revenues and operating loss for these product lines were $35.2 million and $4.1 million, respectively. The Company estimates the sale of this business will result in an improvement in its 1998 operating results of approximately $5 million, excluding the impact of the gain on the sale.

In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16 million in cash. The Company recorded a gain on this transaction of $8.3 million. This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1998. The Company is now outsourcing its printed circuit board needs and does not expect this operational change to materially impact its results of operations in the remainder of 1998.

In second quarter 1997, the Company received notice of the adverse determination of an arbitration proceeding with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company and developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. The arbitrator's award was in the amount of $6.1 million and is included in "Arbitration award" in the consolidated statement of operations for the nine months ended September 30, 1997. The cash position of the Company was not significantly adversely affected by this award, as the Company offset approximately $5.8 million in fees otherwise owed the Company by Bentley against the amount awarded Bentley. For further details of the Company's business relationship with Bentley and a description of continuing arbitration proceedings between the two companies, see the Company's Form 10-K filing for the year ended December 31, 1997.

In third quarter 1997, the Company sold its stock investment in a publicly traded affiliate at a gain of $4.9 million. The gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and nine months ended September 30, 1997. At December 31, 1996, the unrealized gain on this investment resulting from periodic mark-to-market adjustments totaled $6.9 million and was included in
"Investments in affiliates" and "Unrealized holding gain on securities of affiliate" in the consolidated balance sheet at that date.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains (losses), equity in the earnings of investee companies, and other miscellaneous items of nonoperating income and expense.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 1998, approximately 50% (53% for the full year 1997) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first nine months of 1998, the U.S. dollar strengthened on average from its prior year level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily Europe and Asia, adversely affected its results of operations for the first nine months of 1998 by approximately $.13 per share in comparison to the same prior year period. (Strengthening of the U.S. dollar reduced operating results for the first nine months of 1997 by approximately $.16 per share in comparison to the first nine months of 1996.)

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

At September 30, 1998, the Company's only outstanding hedge contracts related to formalized intercompany loans between the Company's European subsidiaries. The Company is not currently hedging any of its foreign currency risks in the Asia Pacific region.

INCOME TAXES
------------

The Company earned pretax income for financial statement purposes of $5.8 million in the first nine months of 1998 versus a pretax loss of $49.5 million for the same prior year period. Income tax expense for the first nine months of 1998 results primarily from U.S. alternative minimum tax and taxes on individually profitable international subsidiaries. The sale of the Solid Edge and Engineering Modeling System product lines did not create a significant tax liability for the Company due to the availability of net operating loss carryforwards to offset current year earnings. After consideration of the sale, the Company has net operating loss carryforwards for U.S. federal purposes of approximately $130 million and international carryforwards of approximately $100 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, cash totaled $56.8 million as compared to $46.6 million at December 31, 1997. Cash consumed by operations in the first nine months of 1998 totaled $46.8 million, compared to a consumption of $14.3 million in the first nine months of 1997, reflecting the negative cash flow effects of increased operating losses. In addition, inventory build-ups consumed $11.9 million and $19.5 million, respectively, in the first nine months of 1998 and 1997. The 1997 build up was in response to an anticipated increase in hardware unit sales volume and to customer demand for faster delivery of products. The 1998 build up resulted from an anticipated order level which did not materialize.

Net cash generated from investing activities totaled $70.3 million in the first nine months of 1998, compared to a net use of $20.4 million in the first nine months of 1997. Year to date 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines, $16 million in proceeds from the sale of the Company's printed circuit board manufacturing facility, and expenditure of $26.3 million for the purchase of Zydex software rights. Investing activities for the first nine months of 1997 included $5.7 million in proceeds from sales of a division and investments in affiliated companies. Other significant investing activities included capital expenditures of $12.4 million ($17.9 million in the first nine months of 1997), primarily for Intergraph products used in hardware and software development and sales and marketing activities, and $8.6 million for capitalizable software development costs ($7.1 million in the first nine months of 1997.) The Company expects that capital expenditures will require $16 to $20 million for the full year 1998, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $13.9 million in the first nine months of 1998 versus a net cash generation of $19.1 million in the same prior year period. Year to date 1998 financing activities included a net repayment of debt of $16.1 million compared with a net addition to short and long term debt of $16.7 million in the first nine months of 1997. Activity in both years relates primarily to borrowings under the Company's revolving credit facility and term loan.

Under the Company's January 1997 four year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, including accounts receivable, inventory, and property, plant, and equipment, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the
Company's  assets  in  the U.S.  The rate  of  interest  on  all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (8.25% at September 30, 1998) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At September 30, 1998, the Company had outstanding borrowings of $45 million ($43.3 million at November 10, 1998), $25 million of which was classified as long term debt in the consolidated balance sheet, and an additional $32.9 million ($30.5 million at November 10, 1998) of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of November 10, 1998, the borrowing base, representing the maximum available credit under the line, was $107.1 million, leaving a remaining availability at that date of approximately $33 million.

The term loan and revolving credit agreement contain certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures. In addition, the agreement includes restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.

On October 30, 1998, the term loan and security agreement was amended to incorporate the sale of the Company's manufacturing assets to SCI and to modify the borrowing base accordingly effective on the closing date of the SCI transaction. The Company does not anticipate that the SCI transaction will affect the Company's remaining credit line availability as the borrowing base reduction for assets sold to SCI will be offset by the cash received from the sale, which will be used to repay current amounts outstanding under the credit line.

At September 30, 1998, the Company had approximately $78 million in debt on which interest is charged under various floating rate arrangements, primarily under its four year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The   Company  is  not  currently  generating  cash   from   its
operations,  and  believes  this condition  may  extend  through
fourth  quarter  1998.   However,  the  Company  believes   that
existing cash balances, cash from the SCI transaction, and cash available under its term loan and revolving credit agreement will be adequate to meet cash requirements through the first half
of 1999.   The  Company  also anticipates  that  it  will  generate
between $10 and $15 million during the fourth quarter through various other sale and financing transactions. In the near term, the Company must increase sales volume and further align its operating expenses with the level of revenue being generated in order to adequately fund its operations and build its cash reserves without reliance on funds generated from the sale of long term assets and third party financing.

INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION
         -----------------

  Item 1: Legal Proceedings
          -----------------

       Intel.   As further described in the Company's Form  10-Q
       filings for the quarters ended March 31, 1998 and June 30, 1998, the U.S. District Court, Northern District of Alabama, Northeastern Division, (the "Alabama Court") ruled in favor of Intergraph on April 10, 1998 and ordered that Intel, the supplier of all the Company's microprocessor needs, be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). Intel and the Company have each filed briefs with the Appeals Court. No decision has been entered. Oral argument before the Appeals Court has been scheduled for December 9, 1998.

       On  May  18,  1998,  the  Alabama  Court  denied  Intel's
       January 15, 1998 motion for a change of venue from Alabama to California, and Intel subsequently dropped two retaliatory lawsuits which Intel had brought against the Company in California. On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph has infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patent infringement asserted by Intel. On June 17, 1998, Intel filed a motion before the Alabama Court seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" is based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. The Company is vigorously contesting Intel's motion for summary judgment on the license defense, and filed a cross motion with the Alabama Court September 15, 1998 requesting summary adjudication in favor of the Company. No decision has been entered.

       In  a scheduling order entered June 25, 1998, the Alabama
       Court has set a trial date of February 14, 2000.

       Reference should be made to the Company's Form 10-K annual report for the year ended December 31, 1997 for a complete description of the background of and basis for these actions, and for a description of the effects of this dispute on the operations of the Company, which include lost revenues, uncertain supply, and increased microprocessor costs and legal expenses. The Company is vigorously prosecuting its positions and believes it will prevail in these matters, but at present is unable to predict the outcome of its dispute with Intel. The Company does expect, however, that adverse effects on its operations will continue in the near term, primarily due to increased legal and administrative expenses associated with the trial.

       Bentley. As further described in the Company's Form 10-K annual report for the year ended December 31, 1997, Bentley commenced an arbitration proceeding against the Company in March 1996, alleging that the Company failed to properly account for and pay to Bentley certain royalties on its sales of Bentley software products, and seeking significant damages. Hearings on this matter are in process and are expected to continue through the first quarter of 1999. The Company denies that it has breached any of its contractual obligations to Bentley and is vigorously defending its position in this proceeding, but at present is unable to predict an outcome.


  Item 6: Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibit    10(a),    agreement   between    Intergraph
          Corporation  and  Green Mountain, Inc.,  dated  April  1,
          1998.  *(1)


          Exhibit 27, Financial Data Schedule.



         *Denotes   management  contract  or   compensatory   plan,
         contract, or arrangement required to be filed as an exhibit to this Form 10-Q.

         (1) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, under the Securities Exchange Act of 1934, File No. 0-9722.

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
                           SIGNATURES


   Pursuant  to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By: /s/ James W. Meadlock          By: /s/ John W. Wilhoite
    ---------------------              --------------------
    James W. Meadlock                  John W. Wilhoite
    Chairman of the Board and          Executive Vice President, Finance
    Chief Executive Officer            (Principal Accounting Officer)


Date:  November 16, 1998               Date:November 16, 1998