Form 10-K
period 1998-12-31
INTERGRAPH CORP
filed 1999-03-30
CIK 351145

=====================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998

                                 OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                Commission file number 0-9722

                       INTERGRAPH CORPORATION
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                     Delaware                  63-0573222
       -------------------------------   -----------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                 35894-0001
     ----------------------------------------  ---------------------------
     (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code: (256) 730-2000
                                                      --------------

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

  As of January 31, 1999, there were 48,690,820 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $231,974,000 based on the closing sale price of such stock as reported by NASDAQ on January 29, 1999, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                 DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to Shareholders
      for the year ended December 31, 1998         Part I, Part II, Part IV

    Portions of the Proxy Statement for the
      May 13, 1999 Annual Shareholders' Meeting    Part III


                             PART I


ITEM 1.   BUSINESS

Overview

   Intergraph Corporation (the "Company"), founded in 1969, is a vendor of enterprise computing solutions, including hardware, software, consulting and support services, for technical, creative, and information technology (IT) professionals working in a variety of industry sectors and government.

   The Company offers open, industry standard technical solutions for the enterprise, including Microsoft Corporation's Windows-based software, Intel Corporation's microprocessor-based hardware, and related services to meet engineering, design, modeling, analysis, mapping, IT, and creative computing needs. The Company's products are sold through industry-focused direct and indirect channels worldwide, with United States and European revenues representing approximately 80% of total revenues for 1998.

Background

   Until the mid 1990s, the unique demands of high end technical computing required tremendous processing and graphics capabilities that could only be performed using reduced instruction set computing (RISC) workstations for the UNIX operating system. These systems cost considerably more than the Intel microprocessor-powered/Microsoft Windows-based PCs widely used today for word processing, spreadsheets, and other less demanding applications.

   In 1992, the Company began evaluation of a transition from its own Clipper RISC microprocessor to the Intel microprocessor and from the UNIX operating system to Microsoft's Windows NT, a 32 bit operating system powerful enough to run both technical and business applications on a less expensive hardware platform. In late 1992, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high end computing and other enterprise wide computing environments, while at the same time maintaining interoperability with existing UNIX-based systems. The Company, therefore, chose to migrate products from its own Clipper microprocessor to Intel's and from the UNIX operating system to Windows NT. This decision, in effect, expanded the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company. It also allowed the Company's software applications to operate on a variety of other hardware architectures provided by vendors using the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on its proprietary hardware platforms.

   At the end of 1994, the Company completed a two-year development effort to port its technical software applications to the Windows NT operating system, and to make Windows NT available on all of its workstations. Sales of Windows-based software grew to represent 48% of software revenues in 1994, 70% in 1995, 78% in 1996, 87% in 1997, and 90% in 1998.

   The Company ceased development of its own Clipper RISC microprocessor at the end of 1993 and made a substantial investment in the redesign of its hardware platform for utilization of Intel's microprocessor. The Company chose to use only Intel microprocessors and to focus its efforts and image creation toward its core capabilities, specifically very high performance computational and 3D graphics capabilities. This high-end market place in the Windows NT operating system environment is supported only by Intel products. The transition from its proprietary hardware architecture to that of Intel was substantially completed during 1994. Intel-based systems grew to represent 74% of hardware unit sales in 1994, 95% in 1995, and approximately 100% in 1996, 1997 and 1998. See "Manufacturing and Sources of Supply" and Item 3, Legal Proceedings, following for discussion of litigation between the Company and Intel, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for discussion of effects of the Intel dispute on operating results of the Company.

   Reflecting a trend toward outsourcing in the industry, on November 13, 1998, the Company completed a transaction with SCI Technology, Inc. (SCI), a wholly owned subsidiary of SCI Systems, Inc., pursuant to which the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI, and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. In addition, the Company licensed certain related intellectual property to SCI, and SCI employed approximately 300 of the Company's manufacturing employees. For a complete description of the SCI transaction, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

   Significant contingencies related to the SCI transaction include the right of SCI to return to the Company any inventory included in the initial sale that proves unusable in the manufacturing of current products, the ability of the Company to obtain most favorable pricing for products purchased from SCI through higher volumes, and the ability of the Company to accurately forecast its requirements of SCI.

   The Company expects to benefit from its outsourcing to SCI through lower employee headcount and lower per unit costs for materials and overhead expenses, both of which should improve earnings and cash flow. Outsourcing will also allow Intergraph Computer Systems, the Company's hardware business unit, to focus on its core competencies of graphics, workstations, and systems integration. However, the Company retains the risk associated with inventory excess and obsolescence, defined in the agreement as any component or material in SCI's inventory for more than 60 days and which is in excess of demand as reflected in the
Company's six month forecast, if not mitigated by SCI with the vendor. The Company has the option to either purchase this inventory from SCI or authorize SCI to obtain liquidation offers from third parties.

   Currently, the Company, through its Intergraph Computer Systems business unit, markets and sells a complete line of workstations, personal computers (PCs), and servers based on Intel's Pentium, Pentium Pro, Pentium II and Pentium III Xeon microprocessors and the Windows NT operating system. The Company's Intel/Windows-based solutions include low to high-end workstations and PCs,
servers,    software   applications,   peripherals,   consulting,
networking,  system  migration,  training,  and  maintenance  and
support  services.   Depending  upon  user  requirements,   these
products  and services can be provided as point solutions  or  as
integrated,   complete  solutions  that  include  all   necessary
hardware, software, and support services.

   The Company believes that its operating system and hardware architecture strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer or are adopting Windows NT and Intel as the systems for their products. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel.

   In   terms   of   broad   market  segments,   the   Company's
mapping/geographic        information         systems         and
architecture/engineering/construction    product     applications
continue to dominate the Company's product mix at approximately 47% and 19% of total systems sales in 1998, respectively, compared to 57% and 27%, respectively, in 1997. In March 1998, the Company sold its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary. As a result, mechanical design, engineering and manufacturing applications no longer represent a significant portion of the Company's product mix. These applications represented 14% of total systems sales in 1997. For further information regarding the sale of these product lines, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

Business Entities

   Effective January 1, 1998, the Company divided its business into four separate units for operational and management purposes:
Intergraph Computer Systems (ICS), Intergraph Public Safety, Inc.
(IPS), VeriBest, Inc., and the Software and Federal Systems business (Intergraph). The Company believes that this
business  structure  provides  greater  focus  and   clear
accountability for each as a business enterprise. For further information regarding the Company's operating segments, including financial information for 1998, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 11 of Notes to Consolidated Financial Statements contained in the Company's 1998 annual report, which are incorporated herein by reference.

Intergraph Computer Systems
---------------------------
   In January 1998, Intergraph Computer Systems (ICS) was established as a wholly-owned subsidiary of the Company.
Headquartered in Huntsville, Alabama with a staff of approximately 1,200 people worldwide, ICS develops and supplies high performance Intel/Windows NT-based graphics workstations and PCs, servers, and 3D graphics subsystems.

   Intergraph Computer Systems is comprised of three business units: Visual Computing, Intense3D, and Enterprise Solutions. Visual Computing develops and supplies high performance Windows NT-based graphics solutions for creative professionals in markets that include publishing and prepress, digital media, and production broadcasting. Intense3D develops and supplies state of the art three dimensional graphics subsystems to major workstation OEMs, including the Visual Computing business unit of ICS. Enterprise Solutions provides Intel/Windows-based PCs, workstations, and servers for enterprise computing, other hardware products, and enterprise service solutions that include networking solutions, firewalls, installation packages, systems management solutions, consulting, training, and support.

   Visual Computing offers workstation products for a range of users. TDZ 3D graphics workstations offer animators, mechanical CAD designers, and other graphics professionals high end, industry standard graphics and computing power on price competitive Pentium II-based systems running Windows NT. StudioZ workstations are Pentium II/Windows NT-based systems for creating computer generated images and digital betacam quality video for the entertainment and broadcast markets. ExtremeZ 2D graphics workstations are Pentium II-based systems for prepress and publishing professionals. All computer systems offer numerous options that permit customers to select systems that meet their unique needs, including a selection of display monitors, upgradeable memory, and specialized peripherals.

   Intense3D provides high-performance, Windows NT-based 3D graphics accelerators for visualization, CAD, digital content creation, virtual reality, and simulation software applications. Options include a complete range of Intense3D Wildcat and Intense3D Pro accelerators for mainstream 3D applications up to the most demanding creative and technical applications.

   Enterprise Solutions' product and service offerings include Intel/Windows-based PCs, workstations, servers, fully integrated optical disk products, backup solutions, firewalls, networking and system management solutions, as well as consulting, installation packages, rapid application deployment solutions, and Microsoft training. Depending on user requirements, Enterprise Solutions' products and services can be provided as point solutions or as integrated solutions that include all
necessary  hardware,  software,  and  support  services  for   an
enterprise.

   Intergraph Computer Systems also offers special purpose peripherals such as disk and tape drives, printers, and other devices which may be manufactured in house or sold as original equipment from third parties.

Intergraph Public Safety, Inc.
------------------------------
   In January 1997, Intergraph Public Safety, Inc. (IPS) was established as a wholly-owned subsidiary of the Company. Headquartered in Huntsville, Alabama, IPS provides total public safety solutions on a global basis. IPS solutions include computer hardware and software systems, training, maintenance, customer support, and outsourcing services.

   On January 1, 1999, the Utilities business of Intergraph was formally merged into IPS, increasing the subsidiary's total headcount to approximately 660 people worldwide. IPS's popular dispatch technology is a complementary application to the Utilities mainstream geospatial products, such as ActiveFRAMME. By linking the two, the Company is responding to utilities' increased demand for a total solution that integrates AM/FM/GIS, outage management and computer-aided dispatch. The Utilities business will continue to further develop the Company's core geospatial offerings, while collaboration with Intergraph Public Safety will augment those offerings by adding computer-aided dispatch and outage management components.

   IPS utility solutions assist companies in the management of customer centric geographic information systems (GIS) data containing all the information necessary for distributing electricity or gas, tracking distribution, and managing service disruptions. IPS's geospatial resource management solution spatially enables this data, integrating operational support systems such as outage analysis, providing real time information for customer service, and increasing operational efficiency enterprisewide. Utility solutions offered by IPS include engineering design and facilities management, technical document workflow and archiving, mobile computing and field support, outage management, spatial data analysis and data warehouse, and real time display facility analysis.

   The merger allows the Utilities group to focus expertise and resources in three strategic industry sectors: electric; gas, water and pipeline; and telecommunications. Sales, marketing and project services efforts are vertically focused along these segment lines.

   IPS public safety develops, markets, and implements computer-based solutions for emergency medical and rescue units, fire departments, law enforcement organizations, and other public safety agencies around the world. Other industries utilizing IPS solutions include automobile clubs for roadside assistance, and airports, campuses, and military bases for security systems.

   IPS's   public   safety  strategy  is  to  provide   products
representing a complete solution for public safety agencies. All IPS products are designed to participate in a comprehensive, integrated public safety information system. These products include computer-aided dispatch, police, fire, and emergency management systems, records management systems, jail management systems, civil process and mug shot systems, mobile computer systems, integrated radio and telephony solutions, interfaces to alarm systems, management information reporting systems, personnel rostering systems, and training management systems.

   The foundation product for IPS is its computer-aided dispatch system. This product fully integrates interactive, intelligent mapping with dispatching, records management, and state of the art communications capabilities. Designed specifically to support command and control operations, the system is composed of high performance graphics workstations and software. Records management is enhanced by a database that includes geographic map information as well as address, incident history, and traffic pattern data.

   IPS solutions are Intel processor/Windows NT-based and rely on Oracle Corporation's relational databases. By incorporating industry standard hardware and software with its products, IPS is able to provide customers with the best price and performance features available. IPS distributes its products worldwide through direct and indirect sales channels. IPS distributes its Utilities products directly in the U.S. Outside the U.S.,
Utilities products are sold through the Intergraph Corporation distribution channels.

VeriBest, Inc.
--------------
   In January 1996, VeriBest, Inc. was established as a wholly-owned subsidiary of the Company. VeriBest employs a staff of approximately 270 people worldwide, with concentrations at its corporate headquarters in Boulder, Colorado and development centers in Huntsville, Alabama and Mountain View, California.

   VeriBest serves the electronics design automation market, providing software design tools, design processes, and consulting services for developers of electronic systems. The first electronic design automation (EDA) company to port its tools to Windows NT and fully support computer-aided-engineering/computer-aided-design/printed circuit board tools in the Intel/Windows environment, VeriBest provides its electronic system design solutions to the computer, telecommunications, automotive, industrial control, and consumer industries.

   VeriBest's core competencies include analog and digital simulation, signal integrity, printed circuit board (PCB)
implementation, and enterprisewide design data and process management, and full FPGA/PLD design support including
integration   with  logic  synthesis  tools  from  Synopsys   and
Synplicity. These core competencies are focused on several current market trends: the switch from point tools to integrated tools suites, the switch to hardware description languages for
FPGA and PLD design, very high speed PCB's in the telecommunications and computer market segments, and the adoption of Windows NT as a workstation class operating system. Integration is particularly important because it increases the efficiency of the product development process, which substantially improves the customer's ability to get their products to market. To further improve customer's time to market, VeriBest offers consulting services to customize the product design process for each customer's unique product development needs and enterprise data management philosophy.

   VeriBest distributes its products worldwide through a direct sales channel, telesales, value added resellers, e-commerce (the
Web), and through original equipment manufacturer (OEM) arrangements. VeriBest's multi-level distribution strategy, started in 1997, was enhanced by two events that occurred at the end of 1998. In December 1998, VeriBest shipped new versions of all of its products. This release of software, some two years in the making, allows VeriBest to more efficiently sell its technology at multiple price points through multiple channels. In November of 1998 it was announced that the FPGA vendor Actel had selected VeriBest as the source from which it would OEM a full tool suite for the design of its high performance FPGA and PLD silicon products. The addition of the Actel installed base is expected to substantially enhance the over 18,000 seats of VeriBest software currently installed around the world.

Intergraph
----------
   Intergraph develops, markets, and supports technical solutions for the enterprise, including open, interdisciplinary software applications, specialized industry specific hardware, consulting, and support services. Intergraph provides these business solutions to three primary industries: process and building, mapping and geoengineering (including transportation and state and local governments), and federal government.

   Intergraph's principal software applications are based on Microsoft Windows, including operating systems, architecture components, and development environments. This open technology foundation enables Intergraph's software to interoperate with thousands of third-party Windows-based technical and business applications as well as with UNIX-based applications. An additional graphics foundation used by the Company for certain Intergraph software applications is MicroStation, software owned by Bentley Systems, Inc., an approximately 50%-owned affiliate of the Company. MicroStation provides fundamental graphics element creation, maintenance, and display functions for the Company's UNIX- and Intel-based workstations. In 1998, MicroStation sales represented approximately 8% of the Company's total software revenue. See Item 3, Legal Proceedings, following and Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated
Financial Statements contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for discussion of the Company's arbitration proceedings and business relationship with Bentley Systems, Inc.

   Process & Building. Intergraph provides total life cycle solutions to the process and building industries, including plant design, architectural, and shipbuilding solutions, as well as global service and support.

   For   more   than   20   years,   engineering/procurement/and
construction (EPC) contractors, and process plant owner/operators have used Intergraph solutions to design, construct, operate and maintain petrochemical, chemical, pharmaceutical, food and beverge, oil and gas, power generation, and mining industries from small stand-alone facilities to large global projects. Intergraph life cycle solutions increase the value of plant data by optimizing its storage, creation, management, integration, and access across the global enterprise. Intergraph solutions reduce design and contruction time, lower costs, enhance global execution, extend the life and usability of engineering data, and make data an integral part of the facility asset.

   According   to   industry  analyst  Daratech  of   Cambridge,
Massachusetts, in 1998 Intergraph held a 56.6% revenue share of the 3D plant design and visualization market, more than 3.5 times more than the closest competitor. In the 2D plant design market segment, Intergraph held a 15.5% revenue share, an increase of 18.6% over 1997. Combined with revenue share from the recently acquired PID business, Intergraph holds a 22.2% revenue share - virtually tied with the number two vendor, Bentley Systems, (22.3%) in the 2D plant design market place.

   Demand for Intergraph Plant Design System (PDS), the Company's flagship plant design solution, remains strong. PDS provides:

- Automation that improves productivity
- Three-dimensional modeling that helps designers create a better design
- Interference-checking to reduce or eliminate field rework
- Accurate material takeoffs that cut costs
- Specification-driven design and checking that improves accuracy

   PDS supports process flow diagrams, piping and instrumentation diagrams, instrumentation data management, piping, equipment, heating/ventilation/air conditioning, electrical, structural, and other engineering aspects of a plant.

   The   Intergraph  SmartPlant  family  of  process  solutions,
including SmartPlant P&ID, SmartPlant Explorer, and SmartSketch, is an open line of discipline-specific software tools that provides an integrated solution for the entire plant life cycle. Knowledge-based, intuitive, easy-to-use, accessible, flexible, and data neutral, SmartPlant supports global workflows. It enables users to create logical and physical definitions of the plant model and enables access to plant data from conceptual design to decommissioning.

   The   successor   to   PDS,  SmartPlant   includes   expanded
functionality  for  front-end  engineering  and  design   (FEED),
operation, and maintenance phases. An open system that preserves legacy plant data, SmartPlant will access and use PDS project and related data, enabling users to migrate to SmartPlant on a module-by-module basis, as their resources allow.

   Relying on 20 years of industry experience and market leadership, Intergraph develops life cycle information management solutions that unlock the true value of plant data, making it easily accessible and usable. Intergraph's engineering information  management  solution  is  the  Asset  &  Information
Management (AIM) suite.

   Intergraph's architectural solutions automate the building design process. With the Project Architect family, architecture/engineering firms and corporate or governmental offices can develop and model building concepts as well as produce construction documents. Included in the Project Architect family are capabilities for producing three-dimensional models of design concepts, architectural drawings, reports, engineering plans, and construction drawings. Intergraph FrameWorks Plus models the physical structure of buildings. FrameWorks Plus integrates with third-party analysis software for evaluating designs by simulating stresses encountered in end use.

   Shipbuilding solutions provide software systems and services for commercial and military ship design, construction, and management. In cooperation with international industry partners, Intergraph is developing the next generation solution that will streamline shipbuilding processes, lower manpower and material costs, and reduce the time to construct world class marine vessels. This software solution will provide the capability to create a ship design that speeds product development from conception to market delivery. It also provides capabilities for performing risk analysis, design integrity and functional engineering review of new and modified product designs.

   Mapping and Geoengineering.  To help agencies strategically and
efficiently    manage    transportation   networks,    Intergraph
transportation   solutions  integrate  maps,   photos,   property
records, survey and engineering data, inspection reports, traffic safety, and congestion statistics. Intergraph photogrammetry, civil engineering, and mapping products provide transportation solutions that include imaging, design, modeling, reprographics, plotting, training, integration, and professional services.

   Industry and government transportation professionals use Intergraph photogrammetry solutions as a front end to mapping, geographic information systems (GIS), and civil engineering software from a variety of leading vendors. Photogrammetry is used for spatial and volume measurement of terrain in studies of the earth's surface. By comparing sequences of aerial photographs taken over time, professionals can monitor land use and environmental compliance, develop site plans for highways and railways, perform defense reconnaissance, and plan improvements in urban infrastructure and utilities. Intergraph's Windows NT-based end-to-end digital photogrammetry production system includes tools for aerotriangulation, mapping, automatic digital terrain model collection, and orthophoto generation. Intergraph also offers a software kit that transforms a PC into a low-cost, high-performance photogrammetry seat for applications such as model orientation, stereo compilation, and digital terrain modeling (DTM) collection and editing.

   For  civil  engineering,  Intergraph's  SelectCAD  family  of
products    allows    departments    of    transportation     and
engineering/construction firms to easily switch between AutoCAD, IntelliCad 98 and MicroStation platforms, while using the same civil engineering tools for each of the various graphics engines. InRoads SelectCAD provides features needed for projects ranging from field design to construction. The software offers advanced
DTM capability plus associative alignments with spirals, user-defined typical sections, and parametrically driven decision tables. Plans, profiles, cross sections, contour maps or shaded analytical models can be extracted to the user's standards.

   For state and local governments, Intergraph develops and implements civil engineering and mapping/GIS solutions for land records and mapping, asset management, public works, public safety, transportation engineering, infrastructure modeling, planning, and other functions.

   Intergraph's suite of civil engineering solutions offers local governments a full complement of solutions, from data collection to site design to water resources. Intergraph civil design products integrate with Intergraph GIS solutions to meet the needs of state and city governments around the world. Both civil and GIS product lines remove proprietary barriers by providing
automated  mapping,  spatial  analysis,  network  modeling,   and
integration  with  multimedia, satellite  imagery,  spreadsheets,
documents,  and  more.   The  software  also  provides   seamless
integration with major vendor data formats.

   Intergraph's mapping/GIS solutions help governments improve public service, respond more efficiently to legislated and political mandates, implement successful GIS systems quickly, and reduce the total cost of GIS ownership. The dominant mapping/GIS solution for transportation agencies is Intergraph's GeoMedia, a complete Windows-based desktop GIS solution for all decision support query and reporting activities. Using GeoMedia software, GIS professionals can access multiple geographic data sources simultaneously for display, analysis, and presentation. GeoMedia uses data servers to enable users to view and analyze multiple databases simultaneously, allows integration of multiple data types in a single environment, includes a complete set of advanced analysis, and provides an open development platform for creating custom applications. Designed to accommodate the enterprisewide GIS environment, GeoMedia and GeoMedia Web Map together enable open data access, analysis, and distribution of spatial data and information across the World Wide Web for use throughout the enterprise.

   Intergraph's MGE is used by transportation agencies as a high-end software for basemap analysis. MGE is the foundation for Intergraph's Modular GIS Environment (MGE) family of mapping and GIS software products. MGE offers project management, coordinate system operations, data query and access, multiple configuration options, and a range of common tools valuable to MGE modules. MGE is interoperable with the GeoMedia product suite.

   Also provided are solutions for end-to-end digital map and cartographic production. These solutions help cartographers manage the map production environment. From map scanning to map printing, Intergraph's end-to-end cartographic production tools provide the means to collect, process, and output data.

   Federal  Systems.   The  Federal  Systems  business  unit  of
Intergraph markets and sells commercial off-the-shelf and specially developed products and services to government agencies around the world. Federal Systems' offerings include ruggedized workstations, mapping and information systems, environmental management solutions, modeling and simulation systems, and state of the art security systems. Intergraph has been a top provider of computer hardware, software, and professional services solutions to the U.S. government for many years.

Product Development

   The Company believes a strong commitment to ongoing product development is critical to success in the interactive computer graphics industry.

   Product development expenditures include all costs related to designing new or improving existing hardware and software. During the year ended December 31, 1998, the Company spent $83.8 million (8.1% of revenues) for product development activities compared to $98.1 million (8.7% of revenues) in 1997, and $103.4 million (9.4% of revenues) in 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of product development expenses, including portions capitalized and their recoverability.

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

Manufacturing and Sources of Supply

   Reflecting a trend toward outsourcing in the industry, on November 13, 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology, Inc. (SCI), a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. Prior to the sale, this responsibility, which included the assembly and testing of components and subassemblies manufactured by the Company and others, was that of Intergraph Computer Systems (ICS), a wholly-owned subsidiary of the Company. This outsourcing is expected to bring the manufacturing and materials costs of ICS in line with those of its competitors. ICS does, however, retain certain risks, including its ability to accurately forecast its manufacturing requirements of SCI and risks associated with inventory excess and obsolescence as defined in the agreement. For a complete description of the SCI transaction and its anticipated impact on future operating results and cash flows, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

   Substantially all of the Company's microprocessor needs are currently supplied by Intel Corporation. See Item 3, Legal Proceedings, following and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a discussion of the Company's litigation proceedings with Intel and its related effects on the Company's microprocessor supply and results of operations.

   The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.

Sales and Support

   Sales. The Company's systems are sold through a combination of direct and indirect channels in approximately 65 countries
worldwide.   Direct channel sales, which provide the majority  of
the Company's systems revenues, are generated by the Company's direct sales force through sales offices in over 40 countries
worldwide.   The efforts of the direct sales force are  augmented
by  sales  through  indirect channels, including  dealers,  value
added  resellers,  distributors, and system  integrators.   Sales
through indirect channels provided approximately 22% of total Company systems revenues in 1998 and 1997, compared to 18% in 1996.

   Each of the Company's four major business entities maintains its own sales force. Intergraph's selling efforts are organized along key industry lines (process and building, federal systems, and mapping and geoengineering, including transportation, photogrammetry, and state and local governments) for its major product applications. The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the direct sales forces are compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

   Customer Support. The Company believes that a high level of customer support is important to the sale of interactive graphics systems. Customer support includes preinstallation guidance, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue for the Company. The Company believes this trend will continue in the future, though it may be partially offset by growth in the Company's professional services business. The Company is endeavoring to grow its services business and has redirected the efforts of its hardware maintenance organization to focus increasingly on systems integration and training. Revenues on these services, however, produce lower gross margins than maintenance revenues.

International Operations

   International markets, particularly Europe and Asia, continue in importance to the industry and to the Company. Sales outside the U.S. represented approximately 51% of total revenues in 1998 and 53% in 1997. European and Asia Pacific revenues represented 31% and 10%, respectively, of total revenues in 1998 (31% and 12%, respectively, in 1997). The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

   There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, the Company's systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1998, the
Company   had  approximately  1,300  employees  in  Europe,   780
employees in the Asia Pacific region, and 650 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. With respect to the currency exposures in these regions, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company will therefore enter into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt, when a specific risk has been identified. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts, generally less than three months in duration, are purchased with maturities reflecting the expected settlement dates of the balance sheet items being hedged, and only in amounts sufficient to offset possible significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the
contracts             themselves             nor              the
exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company does not generally hedge exposures related to foreign currency denominated assets and liabilities that are not of an intercompany nature, unless a significant risk has been identified. It is possible the Company could incur significant exchange gains or losses in the case of significant, abnormal fluctuations in a particular currency. By policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies. At December 31, 1998, the Company's only outstanding forward contracts related to formalized intercompany loans between the Company's European subsidiaries.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. The Company is experiencing slow collections throughout the Middle East region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers was approximately $23 million at December 31, 1998 and $21 million at December 31, 1997.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 4, and 11 of Notes to Consolidated Financial Statements contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's international operations.

U.S. Government Business

   Total   revenue   from  the  United  States  government   was
approximately $166 million in 1998, $177 million in 1997, and $161 million in 1996, representing approximately 16% of total revenue in 1998 and 1997, and 15% in 1996. The majority of these revenues are attributed to the Federal Systems business unit of the Intergraph operating segment.

   The Company sells to the U.S. government under long term contractual arrangements, primarily indefinite delivery, indefinite quantity and cost plus award fee contracts, and through commercial sales of products not covered by long term contracts. Approximately 44% of total federal government revenues are earned under long term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of Intergraph Federal Systems and the Company as a whole.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 1998, accounts receivable from the U.S. government was approximately $55 million versus approximately $53 million at December 31, 1997.

Backlog

   An order is entered into backlog only when the Company receives
a  firm  purchase  commitment from  a  customer.   The  Company's
backlog of unfilled systems orders at December 31, 1998 and 1997 was $237 million and $169 million, respectively. Substantially all of the December 1998 backlog of orders is expected to be shipped during 1999.

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

   Competition in the interactive computer graphics industry varies among the different product application areas. The Company considers its principal competitors in the interactive computer graphics market to be IBM, Hewlett Packard Corporation, Compaq Computer Corporation, Sun MicroSystems, Inc., Silicon Graphics, Inc., and Mentor Graphics, Inc. In the low end graphics market, Intergraph competes with the software products of Autodesk, Inc., Bentley Systems, Inc. (an approximately 50%- owned affiliate of the Company), Softdesk, Inc., and several smaller companies. In the personal computer market, Intergraph competes with vendors such as Compaq Computer Corporation and Dell Computer Corporation. The primary competitors of Intergraph Public Safety are TriTech Software Systems, Litton PRC, Tiburon, Inc., and Printrak International Inc. VeriBest's primary competitors are Cadence Design Systems, Inc., Viewlogic Systems, Inc., and Mentor Graphics, Inc. Several companies with greater financial resources than the Company, including IBM, Hewlett Packard, Sun, and Compaq are active in the industry.

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

   The Company has a non-exclusive license agreement with Bentley Systems, Inc. (Bentley), an approximately 50%-owned affiliate of the Company, under which the Company sells MicroStation, a software product developed and maintained by Bentley and utilized in many of the Company's software applications, via its direct sales force, and via its indirect sales channels if MicroStation
is  sold  with  other Intergraph products.   See  Item  3,  Legal
Proceedings, following and Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's affiliation with Bentley.

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

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology is widely available, and many companies, including Intergraph, are attempting to develop patent positions concerning technological improvements related to personal computers and workstations. With the possible exception of its ongoing litigation with Intel (in which the Company expects to prevail), it does not appear the Company will be prevented from using the technology necessary to compete successfully, since patented technology is typically available in the industry under royalty bearing licenses or patent cross licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible that some key improvement necessary to compete successfully in markets served by the Company may not be available.

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

   Technology significant to the Company is sometimes made available in the form of proprietary information or trade secrets of others. Prior to the dispute with Intel, Intel had made freely available technical information used by the Company to design, market and support its products that use Intel components. Such information is claimed by Intel to be proprietary and is made available by Intel only under nondisclosure agreements. Prior to the April 1998 ruling of the Alabama Court (See Item 3, Legal Proceedings, following), Intel was withholding such information, attempting to cancel existing agreements and refusing to enter into new nondisclosure agreements with the Company. Intel's actions are the subject matter of current litigation, and Intel has appealed the April 1998 court ruling. Intel's actions have damaged the Company by slowing the introduction of new products using Intel components and preventing proper maintenance and support of Company products using Intel components. The Company expects the Appeals Court to uphold the April 1998 ruling. However, if the ruling is overturned, the Company will be materially affected and may be forced to alter its future business plans or to accept unfavorable terms from Intel in settlement of the lawsuit.

Risks and Uncertainties

   In addition to those described above and in Item 3, Legal Proceedings, following, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated
Financial Statements contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of these risks and uncertainties.

Employees

   At December 31, 1998, the Company had approximately 6,700 employees. Of these, approximately 2,730 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


ITEM 2.   PROPERTIES

   The Company's corporate offices and primary manufacturing facility are located in Huntsville, Alabama. With the exception of VeriBest, all of the Company's operating segments have corporate headquarters located within the Huntsville facilities. VeriBest is headquartered in Boulder, Colorado with development centers in Huntsville, Alabama and Mountain View, California. The Company's operating segments maintain sales and support facilities throughout the world.

   The Company owns over 1,800,000 square feet of space in Huntsville that is utilized for manufacturing, product development, sales and administration. The Huntsville facilities also includes over 500 acres of unoccupied land. The Company maintains subsidiary company facilities, including those of its VeriBest operating segment, and sales and support locations in major U.S. cities outside of Huntsville through operating leases.

   Under the terms of its manufacturing outsourcing agreement with
SCI,   the   Company  is  leasing  its  Huntsville  manufacturing
facilities, consisting of approximately 248,000 square feet of space, to SCI for a period of six to twelve months before SCI moves the former Intergraph manufacturing operation to another facility. It is anticipated that the transition of manufacturing from Intergraph to SCI facilities will take place in the second quarter of 1999.

   Outside the U.S., the Company owns approximately 450,000 square feet of space, primarily its Nijmegen distribution center and European headquarters facility. Sales and support facilities are leased in most major international locations.

   The Company considers its facilities to be adequate for the immediate future.


ITEM 3.   LEGAL PROCEEDINGS

Intel Corporation
-----------------

   The Company filed a legal action on November 17, 1997, in U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court"), charging Intel Corporation, the supplier of all of the Company's microprocessor supply, with anticompetitive business practices. In the lawsuit, Intergraph alleges that Intel is attempting to coerce the Company into relinquishing to Intel certain computer hardware patents through a series of wrongful acts, including interference with business and contractual relations, interference with technical assistance from third party vendors, breach of contract, negligence, misappropriation of trade secrets, and fraud based upon Intel's failure to promptly notify the Company of defects in Intel's products and timely correction of such defects, and further alleging that Intel has infringed upon the Company's patents. The Company's patents define the architecture of the cache memory of an Intergraph developed microprocessor. The Company believes this architecture is at the core of Intel's entire Pentium line of microprocessors and systems. On December 3, 1997, the Company amended its complaint to include a count charging Intel with violations of federal antitrust laws. Intergraph asserts claims for compensatory and treble damages resulting from Intel's wrongful conduct and infringing acts, and punitive damages in an amount sufficient to punish and deter Intel's wrongful conduct. Additionally, the Company requested that Intel be enjoined from continuing the alleged wrongful conduct which is anticompetitive and/or violates federal antitrust laws, so as to permit
Intergraph uninterrupted development and sale of Intel-based products.

   On November 21, 1997, the Company filed a motion in the Alabama Court to enjoin Intel from disrupting or delaying its supply of
products   and   product  information,  pending   resolution   of
Intergraph's legal action.  On April 10, 1998, the Alabama  Court
ruled   in  favor  of  Intergraph  and  ordered  that  Intel   be
preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design,
develop,   produce,   manufacture,  market   or   sell   products
incorporating, or based upon, Intel products or information. The Court's ruling requires that Intel carry out business with Intergraph under the same terms and conditions, with the same rights, privileges, and opportunities as Intel makes available to Intergraph's competitors who are also strategic customers of Intel. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). Intel and the Company have each filed briefs with the Appeals Court, and oral arguments
were  presented  on  December  9, 1998.   No  decision  has  been
entered.

   Intel filed a retaliatory legal action on November 17, 1997, in the U.S. District Court, the Northern District of California (the "California Court"), requesting, among other things, i) that the Court declare Intergraph's patents invalid and/or not infringed by Intel, ii) that Intergraph be enjoined from making further assertions that Intel's customers infringe Intergraph's patents through use of Intel's microprocessors, iii) that the Court declare that Intel has no obligation to disclose any of its trade secrets or other confidential information to Intergraph, and iv) that the Court declare that Intel's decision to discontinue the provision of trade secrets and other confidential information to Intergraph does not violate any doctrine of federal or state statutory or common law. Intel filed a second legal action in the California Court on November 24, 1997, charging Intergraph with breach of contract related to wrongful retention of and failure to return Intel information supplied under nondisclosure agreements, and misappropriation of trade secrets as a result of
the  same.   Intel  asserted claims for damages  and  awards  and
requested a preliminary and permanent injunction under which Intergraph would return and make no further use of Intel confidential information. On December 8, 1997, the Alabama Court directed the Company and Intel to file joint motions in the California cases to stay the two legal actions brought by Intel, pending the Court's consideration of a motion to transfer and consolidate venue. The joint motions were filed and stays were granted by the California Court. On January 15, 1998, Intel filed a motion before the Alabama Court for a change in venue to
California.   On  May  18, 1998, the Alabama  Court  denied  this
motion,  and  Intel  subsequently  dropped  the  two  retaliatory
lawsuits   which  Intel  had  brought  against  the  Company   in
California.

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

   On November 13, 1998, the Company amended its complaint to include two additional counts of patent infringement against
Intel. The Company requested the court to issue a permanent injunction enjoining Intel from further infringement, and to order that the financial impact of the infringement be calculated and awarded in treble to Intergraph. No decision has been entered.

   On January 29, 1999, Intergraph filed a motion requesting the Alabama Court to require Intel to show cause why it should not be held in contempt for its failure to comply with the Court's automated discovery order and for improperly designating discovery materials as protected by the attorney client privilege. In its motion, Intergraph requested the Court to set a status conference on discovery and a hearing on its motion. No decision has been entered.

   In a scheduling order entered June 25, 1998, the Alabama Court set a trial date of February 14, 2000.

   The Company believes it was necessary to take legal action against Intel in order to defend its workstation business, its intellectual property, and the investments of its shareholders. The Company is vigorously prosecuting its positions and defending against Intel's claims and believes it will prevail in these matters, but at present is unable to predict an outcome.

Bentley Systems, Inc.
---------------------

   The Company is the owner of approximately 50% of the outstanding stock of Bentley Systems, Inc. ("Bentley"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In May 1997, the Company received notice of the adverse determination of an arbitration proceeding with Bentley in which the Company had alleged that Bentley inappropriately and without cause terminated a contractual arrangement with the Company, and in which Bentley had filed a counterclaim against the Company seeking significant damages as the result of the Company's alleged failure to use best efforts to sell software support services pursuant to terms of the contractual arrangement terminated by Bentley. The arbitrator's award against the Company was in the amount of $6.1 million. In addition, the contractual arrangement that was the subject of this arbitration was terminated effective with the award and, as a result, the Company no longer sells the related software support services under this agreement. The Company and Bentley have entered into a new agreement which establishes single support services between the two companies.

   In a second proceeding brought in March 1996, Bentley commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, alleging that the Company failed to properly account for and pay to Bentley certain royalties on its sales of Bentley software products, and seeking significant
damages.   Hearings  on  this  matter  are  in  process  and  are
scheduled to conclude with a decision from the arbitration panel in second quarter of 1999. The Company denies that it has breached any of its contractual obligations to Bentley and is vigorously defending its position in this proceeding, but at present is unable to predict an outcome.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's business relationship with Intel and Bentley and effects of litigation and arbitration proceedings on the Company's financial position and results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.


EXECUTIVE OFFICERS OF THE COMPANY

   Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

Name                    Age              Position            Officer Since
----                    ---              --------            -------------

James W. Meadlock        65    Chairman of the Board
                                 and Chief Executive Officer     1969
James F. Taylor Jr.      54    Executive Vice President and
                                 Director, Intergraph
                                 Corporation and Chief Executive
                                 Officer, Intergraph Public
                                 Safety, Inc.                    1977
Robert E. Thurber        58    Executive Vice President and
                                 Director                        1977
Lawrence F. Ayers Jr.    66    Executive Vice President          1987
Klaas Borgers            54    Executive Vice President          1994
Penman R. Gilliam        61    Executive Vice President          1994
Lewis N. Graham Jr.      44    Executive Vice President          1997
Richard H. Lussier       53    Executive Vice President          1996
Nancy B. Meadlock        60    Executive Vice President          1969
Wade C. Patterson        37    Executive Vice President,
                                 Intergraph Corporation and
                                 Chief Executive Officer and
                                 President, Intergraph Computer
                                 Systems                         1994
Stephen J. Phillips      57    Executive Vice President          1987
Preetha R. Pulusani      38    Executive Vice President          1997
Charles E. Robertson Jr. 45    Chief Executive Officer and
                                 President, VeriBest, Inc.       1992
William E. Salter        57    Executive Vice President          1984
K. David Stinson Jr.     45    Executive Vice President          1996
John W. Wilhoite         47    Executive Vice President and
                                 Chief Financial Officer         1988
Edward A. Wilkinson      65    Executive Vice President          1987
Allan B. Wilson          50    Executive Vice President          1982
Manfred Wittler          58    Executive Vice President          1989


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

   Lawrence F. Ayers Jr. joined the Company in September 1987 after 32 years in federal government mapping where he became the Civilian Director of the Defense Mapping Agency. He served as Vice President for International Federal Marketing until February 1993. From 1993 to October 1995, he served as Executive Vice President for the Utility and Mapping Sciences application group. At present, he serves on the Intergraph staff as Executive Vice President. Mr. Ayers holds a bachelor's degree in civil engineering and a master's degree in public administration. Mr. Ayers has served on a number of national policy committees for the National Academy of Science and the National Academy of Public Administration, including the Transportation Research and Highway Research committees.

   Klaas Borgers joined the Company in 1991. He was elected Vice President in 1994 and has served as Executive Vice President of the Company and Chief Operating Officer of Intergraph Computer Systems since 1997. A key person in the development and growth of Intergraph Computer Systems worldwide operations, Mr. Borgers directs ICS's sales, services, manufacturing and distribution operations.

   Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for federal programs. Mr. Gilliam is the manager responsible for the federal mapping and information
systems organization and the Company's Midworld operations.   Mr.
Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency (DMA), the senior civilian responsible for overall production, operations, and research. Mr. Gilliam also held a number of other positions with DMA, including production management positions in St. Louis and Washington D.C. and a program director's position for DMA's digital production system. Mr. Gilliam holds a bachelor's degree in mathematics and geology.

   Lewis N. Graham Jr. joined the Company in 1985 and has been involved in the design and delivery of imaging and mapping systems during most of his career with the Company. He was elected Vice President in 1997 and has served as Executive Vice President, managing the mapping and geoengineering division of Intergraph, since August 1998. Mr. Graham holds a bachelor's degree in physics and a master's degree in electrical engineering.

   Richard H. Lussier joined the Company in 1979. He was promoted to Vice President of Sales in 1981 and was later promoted to
Executive  Vice  President of Worldwide Sales and  Support.   Mr.
Lussier  left  the  Company in 1990 to pursue  personal  business
interests.   He  rejoined the Company in 1996 as  Executive  Vice
President  of  U.S.  Sales.   He  is  currently  responsible  for
InterCAP, a wholly-owned Intergraph subsidiary, which develops and markets world-leading technical illustration software as well as WEB enabling technology. Mr. Lussier holds a master's degree in business administration.

   Nancy B. Meadlock, a founder of the Company, served as a Director from 1969 until May 1996, excluding the period from
February 1970 to February 1972. Mrs. Meadlock served as Secretary for 10 years, was elected Vice President in 1979, and is currently an Executive Vice President. She holds a master's degree in business administration. Mrs. Meadlock and James W. Meadlock are wife and husband.

   Wade C. Patterson joined the Company in 1984 as a design engineer developing UNIX and central processing unit (CPU) subsystems for Intergraph workstation products. In 1992, Mr. Patterson managed Windows NT workstation projects as the Company made the transition from reduced instruction set computing CPUs to Intel microprocessor-based CPUs. Mr. Patterson has been responsible for hardware development and marketing for Intergraph Computer Systems, the Company's hardware subsidiary, since August 1994. He was elected Vice President at that time and is currently an Executive Vice President of the Company and Chief Executive Officer and President of Intergraph Computer Systems. He holds a bachelor's degree in electrical engineering.

   Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

   Preetha R. Pulusani joined the Company in 1980 as a software engineer, and since that time has held several positions in the areas of marketing and development of mapping technology for the Company. She was elected Vice President in 1997 and has served as Executive Vice President, responsible for the mapping and geographic information systems business of Intergraph, since August 1998. Ms. Pulusani holds a master's degree in computer science.

   Charles E. Robertson Jr. joined the Company in 1992. He has served as Chief Executive Officer and President of VeriBest, Inc. since its inception in January 1996. Prior to his current position, Mr. Robertson held executive positions within the Company and at Mentor Graphics, Daisy Systems, and Cadnetix. He holds a bachelor's degree in electrical engineering and computer science.

   William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's federal systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company. He holds a doctorate in electrical engineering.

   K.  David  Stinson Jr. joined the Company in 1996.   Prior  to
joining the Company, Mr. Stinson acted as Vice President of Engineering and Nuclear Projects for the Tennessee Valley Authority (TVA), the nation's largest government owned electric power utility. Before joining TVA, he was founder and Chief Executive Officer of Digital Engineering, responsible for developing software to assist with the operations, maintenance, and environmental qualification of nuclear facilities and other process plants. Mr. Stinson was elected Executive Vice President in 1996, responsible for the process and building business of Intergraph. He is a graduate of the U.S. Air Force Academy and holds a masters degree in management administration science.

   John W. Wilhoite joined the Company in July 1985 after eleven years with Price Waterhouse & Co. He has been Controller of the Company since 1986 and was elected Vice President in 1988. In May 1998, he was elected Executive Vice President of Finance and was named Chief Financial Officer in December 1998. Mr. Wilhoite holds a bachelor's degree in business administration and is a certified public accountant.

   Edward A. Wilkinson joined the Company in 1985 as Director of Government Relations. He was elected Vice President of Federal Systems in 1987 and Executive Vice President in 1994. Prior to
joining the Company, Mr. Wilkinson served 34 years in the U.S. Navy, retiring with the rank of Rear Admiral. He holds a master's degree in mechanical engineering.

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



                             PART II


ITEM 5.   MARKET  FOR  THE COMPANY'S COMMON STOCK AND  RELATED
          SHAREHOLDER MATTERS

   The  information appearing under "Dividend Policy" and  "Price
Range  of  Common Stock" on page 56 of the Intergraph Corporation
1998 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 1998, appearing under "Five Year Financial Summary" on the inside front page of the Intergraph Corporation 1998 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 18 to 33 of the Intergraph Corporation 1998 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

   Information relating to the Company's market risks appearing under "Impact of Currency Fluctuations and Currency Risk Management" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 30 to 33 of the Intergraph Corporation 1998 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent
auditors   appearing  on  pages  34  to  55  of  the   Intergraph
Corporation 1998 annual report to shareholders are incorporated by reference in this Form 10-K annual report.


ITEM 9.   CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.



                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 to 5 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 13, 1999, is incorporated by reference in this Form 10-K annual report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

   Information relating to the executive officers of the  Company appearing under "Executive Officers of the Company" on  pages  16 to 18 in this Form 10-K annual report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

   The information appearing under "Executive Compensation" on pages 6 to 13 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 13, 1999, is incorporated by reference in this Form 10-K annual report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

   The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 to 3 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 13, 1999, is incorporated by reference in this Form 10-K annual report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.



                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

                                                                   Page in
                                                               Annual Report *
                                                               ---------------

(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph
         Corporation 1998 annual report to shareholders:

         Consolidated Balance Sheets at December 31, 1998
         and 1997                                                        34

         Consolidated Statements of Operations for the
         three years ended December 31, 1998                             35

         Consolidated Statements of Cash Flows for the
         three years ended December 31, 1998                             36

         Consolidated Statements of Shareholders' Equity
         for the three years ended December 31, 1998                     37

         Notes to Consolidated Financial Statements                    38-54

         Report of Independent Auditors                                  55

     * Incorporated by reference from the indicated pages of the 1998 annual report to shareholders.

                                                                   Page in
                                                                  Form 10-K
                                                               ---------------

     2) Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts and
           Reserves for the three years ended December 31, 1998          24

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   Financial statements of 50%-or-less-owned companies have been omitted because the registrant's proportionate share of income before income taxes of the companies is less than 20% of consolidated loss before income taxes, and the investments in and advances to the companies are less than 20% of consolidated total assets.

     3) Exhibits

                                                                   Page in
        Number           Description                              Form 10-K
        ------           -----------                          ----------------


         3(a)    Certificate of Incorporation, Bylaws,
                 and Certificate of Merger (1).

         3(b)    Amendment to Certificate of Incorporation (2).

         3(c)    Restatement of Bylaws (3).

         4       Shareholder Rights Plan, dated August 25,
                 1993 (4) and amendment dated March 16, 1999.

         10(a)*  Employment Contract of Manfred Wittler dated
                 November 1, 1989 (5) and amendment
                 dated February 18, 1998 (9).

         10(b) Loan and Security Agreement, by and between Intergraph Corporation and Foothill Capital Corporation, dated December 20, 1996 and amendments dated January 14, 1997 (6), November 25, 1997 (9), and October 30,
                 1998 (10).

         10(c)*  Intergraph Corporation 1997 Stock Option Plan (6).

         10(d)*  Agreement between Intergraph Corporation and
                 Green Mountain, Inc. dated April 1, 1998 (7).

         10(e)   Indemnification Agreement between Intergraph
                 Corporation and each member of the Board of Directors of the Company dated June 3, 1997 (8).

         10(f)*  Employment Contract of Wade Patterson dated
                 May 30, 1997 (8) and amendment dated
                 November 2, 1998.

         10(g)*  Intergraph Corporation Nonemployee Director
                 Stock Option Plan (9).

         10(h)   Amended and Restated First Mortgage and
                 Security Agreement, by and between Intergraph
                 Corporation and Foothill Capital Corporation, dated November 25, 1997 (9).

         10(i)*  Employment Contract of Klaas Borgers dated
                 September 1, 1997.

         10(j)   Asset Purchase Agreement by and among SCI
                 Technology, Inc. as Buyer and Intergraph
                 Corporation as Seller dated November  13,
                 1998, with Exhibits and Schedule 1 (10).

         10(k)*  Intergraph Computer Systems Holding, Inc.
                 1998 Stock Option Plan.

         13      Portions of the Intergraph Corporation 1998
                 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report

         21      Subsidiaries of the Company                             25

         23      Consent of Independent Auditors                         26

         27      Financial Data Schedule

     * Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

----------

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

         (9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

         (10) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated November 13, 1998, under the Securities Exchange Act of 1934, File No. 0-9722.

----------


(b) Reports on Form 8-K - on November 25, 1998, the Company filed a Current Report on Form 8-K (dated November 13, 1998) which reported a transaction pursuant to which the Company sold substantially all of its U.S. manufacturing assets to SCI Technology, Inc. (SCI), and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

----------


Information contained in this Form 10-K annual report may include statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1998 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERGRAPH CORPORATION

                  By /s/ James W. Meadlock             Date:  March 29, 1999
                     ---------------------------
                           James W. Meadlock
                      Chief Executive Officer and
                         Chairman of the Board
                     (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                 Date
                                                                 ----

/s/ James W. Meadlock         Chief Executive Officer and     March 29, 1999
---------------------------   Chairman of the Board
  James W. Meadlock           (Principal Executive Officer)



/s/ James F. Taylor Jr.        Executive Vice President and   March 29, 1999
---------------------------    Director, Intergraph
  James F. Taylor Jr.          Corporation, and Chief
                               Executive Officer, Intergraph
                               Public Safety, Inc.


/s/ Robert E. Thurber          Executive Vice President and   March 29, 1999
---------------------------    Director
   Robert E. Thurber


/s/  Keith H. Schonrock Jr.    Director                       March 29, 1999
---------------------------
 Keith H. Schonrock Jr.


---------------------------    Director                       March 29, 1999
    Larry J. Laster


---------------------------    Director                       March 29, 1999
     Thomas J. Lee


---------------------------    Director                       March 29, 1999
   Sidney L. McDonald


/s/  John W. Wilhoite           Executive Vice President      March 29, 1999
---------------------------     and Chief Financial Officer
    John W. Wilhoite            (Principal Financial and
                                Accounting Officer)



             INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



     Column A            Column B    Column C      Column D       Column E
------------------      ----------  ----------    ----------    -------------
                                     Additions
                        Balance at   charged to
                        beginning    costs and                   Balance at
   Description          of period    expenses     Deductions    end of period
------------------      ----------  ----------    ----------    -------------

Allowance for doubtful
  accounts deducted
  from accounts
  receivable in the
  balance sheet   1998 $14,488,000  3,168,000      3,842,000 (1)  $13,814,000
                  1997 $16,703,000  2,844,000      5,059,000 (1)  $14,488,000
                  1996 $20,399,000 (2,049,000) (3) 1,647,000 (1)  $16,703,000




Allowance for
  obsolete inventory
  deducted from
  inventories in the
  balance sheet   1998 $36,508,000 19,346,000     24,605,000 (2)  $31,249,000
                  1997 $43,223,000 15,582,000     22,297,000 (2)  $36,508,000
                  1996 $34,441,000 24,189,000     15,407,000 (2)  $43,223,000




(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory reduced to net realizable value.

(3) The Company provides its allowance for doubtful accounts on a specific identification basis. In 1996, significant improvement in collection prospects on several large accounts occurred, resulting in reversal of amounts previously provided in the allowance for doubtful accounts.