Form 10-Q
period 1999-03-31
INTERGRAPH CORP
filed 1999-05-17
CIK 351145

===============================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X   NO ___


     Common stock, par value  $.10 per share:  48,780,369 shares outstanding as of March 31, 1999

===============================================================================



                       INTERGRAPH CORPORATION
                             FORM 10-Q *
                           March 31, 1999

                                INDEX



                                                                Page No.
                                                                --------

PART I.   FINANCIAL INFORMATION
          ---------------------

   Item 1.  Financial Statements


            Consolidated Balance Sheets at March 31, 1999
                and December 31, 1998                              2

            Consolidated Statements of Operations for the
                quarters ended March 31, 1999 and 1998             3

            Consolidated Statements of Cash Flows for the
                quarters ended March 31, 1999 and 1998             4

            Notes to Consolidated Financial Statements           5 - 10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       11 - 20

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                            21


PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings                                      21

   Item 6.  Exhibits and Reports on Form 8-K                       22


SIGNATURES                                                         23






* Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities Exchange Commission, including its most recent Annual Report on Form 10-K and this Form 10-Q.


PART I.   FINANCIAL INFORMATION
          ---------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

------------------------------------------------------------------------------
                                                    March 31,    December 31,
                                                      1999           1998
------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                         $ 91,267       $ 95,473
  Accounts receivable, net                           299,511        312,123
  Inventories                                         40,768         38,001
  Other current assets                                37,867         48,928
------------------------------------------------------------------------------
      Total current assets                           469,413        494,525

  Investments in affiliates                            9,191         12,841
  Other assets                                        67,395         61,240
  Property, plant, and equipment, net                121,491        127,368
------------------------------------------------------------------------------
      Total Assets                                  $667,490       $695,974
==============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                            $ 59,208       $ 64,545
  Accrued compensation                                45,990         42,445
  Other accrued expenses                              88,615         79,160
  Billings in excess of sales                         64,882         68,137
  Short-term debt and current maturities
    of long-term debt                                 10,717         23,718
------------------------------------------------------------------------------
      Total current liabilities                      269,412        278,005

  Deferred income taxes                                3,165          3,142
  Long-term debt                                      59,744         59,495
------------------------------------------------------------------------------
      Total liabilities                              332,321        340,642
------------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                          5,736          5,736
   Additional paid-in capital                        221,337        222,705
   Retained earnings                                 232,250        249,808
   Accumulated other comprehensive income -
     cumulative translation adjustment                   903          4,161
------------------------------------------------------------------------------
                                                     460,226        482,410
   Less - cost of 8,580,993 treasury shares
     at March 31, 1999 and 8,719,612 treasury
     shares at December 31, 1998                    (125,057)      (127,078)
------------------------------------------------------------------------------
      Total shareholders' equity                     335,169        355,332
------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity    $667,490       $695,974
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

------------------------------------------------------------------------------
Quarter Ended March 31,                                 1999        1998
------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                           $170,308    $168,383
  Maintenance and services                            81,769      77,435
------------------------------------------------------------------------------
    Total revenues                                   252,077     245,818
------------------------------------------------------------------------------

Cost of revenues
  Systems                                            119,959     120,988
  Maintenance and services                            48,774      46,907
------------------------------------------------------------------------------
    Total cost of revenues                           168,733     167,895
------------------------------------------------------------------------------

    Gross profit                                      83,344      77,923

Product development                                   17,169      23,700
Sales and marketing                                   47,913      59,938
General and administrative                            26,165      26,534
Nonrecurring operating charges                           ---      14,761
------------------------------------------------------------------------------

    Loss from operations                             ( 7,903)    (47,010)

Gain on sale of assets                                   ---     102,767
Arbitration settlement                               ( 8,562)        ---
Interest expense                                     ( 1,418)    ( 2,189)
Other income (expense) - net                             325     (   626)
------------------------------------------------------------------------------

    Income (loss) before income taxes                (17,558)     52,942

Income tax expense                                       ---       3,500
------------------------------------------------------------------------------

    Net income (loss)                               $(17,558)   $ 49,442
==============================================================================

    Net income (loss) per share - basic             $  (0.36)   $   1.03
                                - diluted           $  (0.36)   $   1.02
==============================================================================

Weighted average shares outstanding - basic           48,697      48,219
                                    - diluted         48,697      48,335
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
------------------------------------------------------------------------------

Quarter Ended March 31,                                  1999          1998
------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                  $(17,558)      $49,442
  Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
    Depreciation and amortization                      11,596        13,964
    Gain on sale of assets                                ---      (102,767)
    Noncash portion of nonrecurring operating             ---        13,978
      charges
    Arbitration settlement                              8,562           ---
    Net changes in current assets and liabilities         181        20,373
------------------------------------------------------------------------------
    Net cash provided by (used for) operating
      activities                                        2,781       ( 5,010)
------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of assets                        19,919       102,000
  Purchases of property, plant, and equipment         ( 2,752)      ( 3,668)
  Capitalized software development costs              ( 4,580)      ( 2,465)
  Business acquisition, net of cash acquired          ( 1,742)        ---
  Purchase of software rights                             ---       (26,292)
  Other                                               (   935)          120
------------------------------------------------------------------------------
    Net cash provided by investing activities           9,910        69,695
------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                         45           ---
  Debt repayment                                      (15,282)      (15,215)
  Proceeds of employee stock purchases and
    exercises of stock options                            653           761
------------------------------------------------------------------------------
    Net cash used for financing activities            (14,584)      (14,454)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash               ( 2,313)      (   772)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  ( 4,206)       49,459
Cash and cash equivalents at beginning of period       95,473        46,645
------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $91,267       $96,104
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter ended March 31, 1998 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1998, the Company has ongoing litigation, in particular that with Intel Corporation. For further background information, see the Company's Form 10-K annual report for the year ended
         December  31,  1998.   Significant litigation  developments
         during 1999 are discussed below.

         Bentley Litigation. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages.

         On  March  26,  1999,  the  Company  and  BSI  executed   a
         Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for a) certain litigation between the companies that is the subject of a separate settlement agreement and b) payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly deny any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and have settled solely to avoid continuing litigation with each other.

         Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12,000,000 and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3,500,000 on the Company's books. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1,200,000 net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

         At March 31, 1999, the Company accrued a nonoperating charge to earnings of $8,562,000 ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the quarter ended March 31, 1999. The $12,000,000 payable to BSI is included in "Other accrued expenses" in the March 31, 1999 consolidated balance sheet, and the Company's investment in BSI (reflected in "Investments in affiliates" in the March 31, 1999 consolidated balance sheet) has been reduced by $3,500,000.

         The April 1 $12,000,000 payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 3: Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for $26,300,000 with $16,000,000 paid at closing of the agreement and the remaining amount to be paid in 15 equal monthly installments, including interest. In March 1998, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of common stock, the Company was required to pay additional royalties to Zydex in the amount of $1,000,000 at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect first quarter 1998 results. The first quarter 1998 cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company's liquidity.

         The Company capitalized the $26,300,000 cost of the PDS software rights and is amortizing it over an estimated useful life of seven years. The unamortized balance, approximately $21,600,000 at March 31, 1999, is included in "Other assets" in the March 31, 1999 consolidated balance sheet.

NOTE 4: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------
                                   March 31,         December 31,
                                     1999               1998
         -----------------------------------------------------------
         (In thousands)

         Raw materials             $ 1,129            $ 2,739
         Work-in-process             3,443              3,594
         Finished goods             20,135             15,597
         Service spares             16,061             16,071
         -----------------------------------------------------------
         Totals                    $40,768            $38,001
         ===========================================================

NOTE 5: Property, plant, and equipment - net includes allowances for depreciation of $256,649,000 and $259,074,000 at March 31, 1999 and December 31, 1998, respectively.

NOTE 6: In January 1999, the Company acquired the assets of PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition did not materially affect the Company's revenues, net loss, or loss per share for the quarter ended March 31, 1999, nor is it expected to have a significant impact on results for the remainder of the year.

NOTE 7: In November 1998, the Company sold substantially all of its U.S. manufacturing assets to SCI Technology, Inc.
         (SCI) a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 was received on January 12, 1999. For a complete discussion of the SCI transaction and its anticipated impact on future operating results and cash flows, see the Company's Form 10-K annual report for the year ended December 31, 1998.

NOTE 8: In first quarter 1998, the Company sold its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gain on sale of assets" in the consolidated statement of operations for the quarter ended March 31, 1998.

NOTE 9: In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5,400,000 and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. During the remainder of 1998, approximately $2,200,000 of the costs accrued in the first quarter were reversed as the result of the incurrence of lower severance costs than originally anticipated. In fourth quarter 1998, additional European reorganization costs of $2,000,000 were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $3,700,000, with $800,000 and $600,000 expended in the first quarters of 1998 and 1999, respectively. The remaining costs are expected to be paid over the remainder of 1999 and are included in "Other accrued expenses" in the March 31, 1999 consolidated balance sheet. The Company estimates the European
         reorganization   will   result   in   annual   savings   of
         approximately $7,000,000.

         The remainder of first quarter 1998 nonrecurring operating charges consists primarily of write-offs of a) certain intangible assets, primarily capitalized business system software no longer in use, b) goodwill recorded on a prior acquisition of a domestic subsidiary and determined to be of no value, and c) a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3,400,000 of the Company's annual operating expenses.

NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions, divestitures, and nonrecurring operating charges, in reconciling net income
         (loss) to net cash provided by (used for) operations are as follows:

         -----------------------------------------------------------
                             Cash Provided By (Used For) Operations
         Quarter Ended March 31,            1999          1998
         -----------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net        $6,377       $32,790
           Inventories                     (1,242)      ( 1,835)
           Other current assets            (4,723)      (   656)
         Increase (decrease) in:
           Trade accounts payable          (3,981)      (11,353)
           Accrued compensation and
             other accrued expenses         5,851       (   373)
           Billings in excess of sales     (2,101)        1,800
         -----------------------------------------------------------
         Net changes in current assets
           and  liabilities                $  181       $20,373
         ===========================================================

         Investing and financing transactions in first quarter 1999 that did not require cash included the acquisition of a business in part for future obligations totaling approximately $3,475,000, the sale of fixed assets in part for a $2,100,000 short-term note receivable, and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000. There were no significant noncash investing and financing transactions in the first quarter of 1998.

NOTE 11: Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 12: Effective  January  1,  1998,  the  Company   adopted
         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement replaces previous requirements that segment information be reported along industry lines with a new operating segment approach. Operating segments are defined as components of a business for which separate financial information is regularly evaluated in determining resource allocation and operating performance. The Company's operating segments are Intergraph Computer Systems (ICS), Intergraph Public Safety, Inc. (IPS), VeriBest, Inc. (VeriBest) and the Software and Federal Systems ("Federal") business (collectively, the Software and Federal businesses form what is termed "Intergraph"), none of which were considered to be reportable segments under previous external reporting standards.

         The Company's reportable segments are strategic business units which are organized by the types of products sold and the specific markets served. They are managed separately due to unique technology and marketing strategy resident in each of the Company's markets.

         ICS supplies high performance Windows NT-based graphics workstations and PCs, 3D graphics subsystems, servers, and other hardware products. IPS develops, markets, and implements systems for public safety agencies. VeriBest serves the electronic design automation market, providing software design tools, design processes, and consulting services for developers of electronic systems. Intergraph supplies software and solutions, including hardware purchased from ICS, consulting, and services to the process and building and infrastructure industries and provides services and specialized engineering and information technology to support Federal government programs.

         The Company evaluates performance of the operating segments based on revenue and income from operations. Sales among the operating segments, the most significant of which are sales of hardware products from ICS to the other segments, are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property to similarly situated unrelated buyers. In the U.S., intersegment sales of products and services to be used for internal purposes are charged at cost. For international subsidiaries, transfer price is charged on intersegment sales of products and services to be used for either internal purposes or sale to customers.

         The following table sets forth revenues and operating income (loss) by operating segment for the quarters ended March 31, 1999 and 1998.

------------------------------------------------------------------------------------------------------------
                                                           Intergraph
                                                        -----------------                             Total
(In thousands)                 ICS     IPS    VeriBest  Software  Federal  Corporate  Eliminations   Company
------------------------------------------------------------------------------------------------------------
Quarter ended March 31, 1999:
Revenues
  Unaffiliated customers    $ 62,177  $20,334  $ 7,467   $120,715  $41,384       ---          ---    $252,077
  Intersegment revenues       31,148      957       53      1,830    1,380       ---     $(35,368)        ---
--------------------------------------------------------------------------------------------------------------
Total Revenues              $ 93,325  $21,291  $ 7,520   $122,545  $42,764       ---     $(35,368)   $252,077
--------------------------------------------------------------------------------------------------------------

Operating income (loss)
  before nonrecurring
  operating charges         $ (6,667) $ 1,927  $(1,801)  $  3,393  $ 4,233   $(8,981)    $     (7)   $ (7,903)
--------------------------------------------------------------------------------------------------------------

Quarter ended March 31, 1998:
Revenues
  Unaffiliated customers    $ 54,233  $12,375  $ 6,905   $139,484  $32,821       ---          ---    $245,818
  Intersegment revenues       56,777       65      185        631    1,424       ---     $(59,082)        ---
-------------------------------------------------------------------------------------------------------------
Total Revenues              $111,010  $12,440  $ 7,090   $140,115  $34,245       ---     $(59,082)   $245,818
-------------------------------------------------------------------------------------------------------------

Operating income (loss)
  before nonrecurring
  operating charges         $(19,551) $   857  $(4,698)  $    425  $(2,458)  $(6,732)    $    (92)   $(32,249)
--------------------------------------------------------------------------------------------------------------

         Effective January 1, 1999, the Utilities business of Intergraph was merged into IPS, increasing the operating segment's first quarter 1999 revenues and operating income by $9,000,000 and $1,000,000, respectively, and reducing the Intergraph Software operating segment figures by those amounts.

         Amounts included in the "Corporate" column consist of general corporate expenses, primarily general and administrative expenses (including legal fees of $4,282,000 and $3,356,000 in first quarter 1999 and 1998, respectively) remaining after charges to the operating segments based on segment usage of those services.


         Significant profit and loss items for first quarter 1999 that are not allocated to the segments and not included in the
         analysis  above  include  an  $8,562,000  charge   for   an
         arbitration  settlement  agreement  reached  with   Bentley
         Systems,  Inc. (see Note 2).  Such items for first  quarter
         1998  include a gain on sale of assets of $102,767,000 (see
         Note  8)  and nonrecurring operating charges of $14,761,000
         (see Note 9).

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 13: Effective  January  1,  1998,  the  Company   adopted
         Statement  of  Financial  Accounting  Standards  No.   130,
         "Reporting Comprehensive Income". Under this Statement, all nonowner changes in equity during a period are reported as
         a  component  of comprehensive income (loss).   During  the
         first   quarters   of   1999  and   1998,   the   Company's
         comprehensive  income  (loss)  totaled  ($20,816,000)   and
         $49,586,000,  respectively.   Comprehensive  income  (loss)
         differs from net income (loss) due to foreign currency translation adjustments.

NOTE 14: Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which defines computer software costs to be capitalized or expensed to operations. Implementation of this new accounting standard did not significantly affect the Company's first quarter 1999 results of operations, nor is it expected to have a significant impact on results for the remainder of the year, as the Company has historically been in substantial compliance with the practice required by the Statement.

NOTE 15: Subsequent  Event.   On April 15,  1999,  the  Company
         completed the sale of InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12,150,000, consisting of $3,853,000 in cash received at closing, a deferred payment of $2,500,000 due in August 1999, and a $5,797,000 convertible subordinated debenture due in March 2002. The resulting gain on this transaction, expected to be in the range of $10,000,000 to $12,000,000, will be included in the Company's second quarter 1999 operating results. InterCAP's revenues and losses for 1998 were $4,660,000 and $1,144,000, respectively, ($3,600,000 and
         $1,853,000 for 1997). Assets of the subsidiary at December 31, 1998 totaled $1,550,000. The subsidiary did not have a material effect on the Company's results of operations for first quarter 1999.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In first quarter 1999, the Company incurred a net loss of $.36 per share on revenues of $252.1 million, including an $8.6 million ($.18 per share) charge for settlement of its arbitration proceedings with Bentley Systems, Inc. (See "Litigation" following.) In first quarter 1998, the Company earned net income of $1.02 per share on revenues of $245.8 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines and a $14.8 million ($.31 per share) charge for nonrecurring operating expenses, primarily for employee termination costs and write-off of certain intangible assets. First quarter 1999 loss from operations excluding nonrecurring operating expenses was $.16 per share versus a $.67 per share loss for first quarter 1998. The improvement is the result of a 17% decline in operating expenses and a 1.4 point increase in gross margin.

Nonrecurring Operating Charges. In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5.4 million and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. During the remainder of 1998, approximately $2.2 million of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. In fourth quarter 1998, additional European reorganization costs of $2 million were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $3.7 million, with $.8 million and $.6 million expended in the first quarters of 1998 and 1999, respectively. The remaining costs are expected to be paid over the remainder of 1999 and are included in "Other accrued expenses" in the March 31, 1999 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $7 million.

The remainder of the first quarter 1998 nonrecurring operating charges consists primarily of write-offs of a) certain intangible assets, primarily capitalized business system software no longer in use, b) goodwill recorded on a prior acquisition of a domestic subsidiary and determined to be of no value, and c) a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3.4 million of the Company's annual operating expenses.

Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1998, the Company has ongoing litigation, in particular that with Intel Corporation, and its business is subject to certain risks and uncertainties. For further background information see the Company's Form 10-K annual report for the year ended December 31, 1998. Significant litigation developments during 1999 are discussed below.

Bentley Litigation. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American
Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages.

On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for a) certain litigation between the companies that is the subject of a separate settlement agreement and b) payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly deny any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and have settled solely to avoid continuing litigation with each other.

Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12 million and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3.5 million on the Company's books. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1.2 million net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

At March 31, 1999, the Company accrued a nonoperating charge to earnings of approximately $8.6 million ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the quarter ended March 31, 1999. The $12 million payable to BSI is included in "Other accrued expenses" in the March 31, 1999 consolidated balance sheet, and the Company's investment in BSI (reflected in "Investments in affiliates" in the March 31, 1999 consolidated balance sheet) has been reduced by $3.5 million.

The  $12 million payment to BSI was funded primarily from existing
cash  balances.   For further discussion regarding  the  Company's
liquidity, see "Liquidity and Capital Resources" following.

Year 2000 Issue. As further described in the Company's Form 10-K annual report for the year ended December 31, 1998, the Company has initiated a program to mitigate and/or prevent the possible adverse effects on its operations of Year 2000 problems in its software and hardware products sold to customers and in its internally used software and hardware.

The Company's efforts to identify and resolve Year 2000 issues related to its hardware and software product offerings are nearing completion and should be substantially complete at the end of
second  quarter  1999.   All  products currently  offered  in  the
Company's standard price list are Year 2000 compliant or  will  be
so  certified  as  new versions and utilities  are  released.   In
addition,  the  Company  has completed  a  significant  effort  to contact  its  customers  and  business  partners  to  ensure  that
customers  are  aware  of  how  to  acquire  detailed  Year   2000
information   regarding  any  Intergraph-produced  product.    The
Company's Web site allows customers to request specific product information related to the Year 2000 issue, and provides a
mechanism   for   requesting  specific  product   upgrade   paths.
Customers under maintenance contract with the Company are being upgraded to compliant versions of the Company's software, and selected hardware remedies have been completed where appropriate. Accordingly, the Company does not believe that any Year 2000 problems in its installed base of products or in its current product offerings present a material exposure for the Company. However, the Company could suffer a loss of maintenance revenue should its customers discontinue any noncompliant products and not replace them with other products of the  Company,  and  product sales could be lost  should  customers
replace   any  noncompliant  products  with  products   of   other
companies.   In addition, any liability claims by customers  would
increase the Company's legal expenses and, if successful, could have an adverse impact on the results of operations and financial position of the Company. The Company's product compliance costs have not had and are not anticipated to have a material impact on its results of operations or financial condition.

Year 2000 readiness of the Company's business critical internal systems has been made a top priority by the Company's Year 2000 program team. All business critical internal systems upgrades and programming changes are scheduled to be tested and implemented by the end of second quarter 1999. The Company completed the majority of these implementations in first quarter 1999 and is currently on target to meet this deadline. The Company believes that it will successfully implement all internal systems changes and replacements necessary to ensure the Year 2000 compliance of all business critical internal systems, but has contingency plans to further upgrade existing systems if implementation falls behind schedule. Year 2000 compliance costs related to the Company's internal systems have not had and are not anticipated to have a material impact on its results of operations or financial condition.

The Company is conducting a program of investigation with its critical suppliers to ensure continuous and uninterrupted supply, and includes Year 2000 provisions in its new supplier agreements. This program consists primarily of a major survey campaign and follow-up with significant suppliers to monitor compliance. The Company has also initiated discussions with other entities with which it interacts electronically, including customers and financial institutions, to ensure those parties have appropriate plans to remediate any Year 2000 issues. To date, responses to third party Year 2000 surveys do not provide assurance that these third parties will achieve Year 2000 compliance, as most companies are reluctant to make such representations. However, most of these parties have Year 2000 programs in place and, to date, no significant risks have been identified. There cannot be complete assurance that the systems of other companies on which the Company relies will be converted timely, and the Company could be adversely impacted by any suppliers, customers, and other businesses who do not successfully address this issue. The Company continues to assess these risks in order to reduce any potential adverse impact. The Company will develop contingency plans by the end of second quarter 1999 to address potential third party noncompliance issues, should any be present.

The  costs  of  the  Year  2000 project and  the  dates  on  which significant phases will be completed are based on management's best estimates, which have been derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. There can be no assurance that these estimates of costs and completion dates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and implement new systems in a timely manner, and similar uncertainties.

The Company believes it has an effective program in place to resolve the Year 2000 issue with respect to its internal systems in a timely manner; however, it has not yet completed all necessary phases of this program. In the event that the Company does not complete any additional phases, which is not anticipated, the Company could experience significant delays in sales order processing, shipping, invoicing, and collections, among other areas. In addition, the Company's operations could be materially adversely affected if Year 2000 compliance is not achieved by significant vendors.

Remainder of the Year. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system and hardware architecture strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer Windows NT and Intel as the systems for their products. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel. (See the Company's Form 10-K annual report for the year ended December 31, 1998 for a complete description of the Company's dispute with Intel and for a discussion of the effects of this dispute on the Company's operations.) To achieve and maintain profitability, the Company must increase its sales volume and/or continue to align its operating expenses with the level of revenue and gross margin currently being generated.

ORDERS/REVENUES
---------------

Orders. First quarter systems orders totaled $144.1 million, a decline of 8% from first quarter 1998. U.S. orders declined by 15% while international orders were flat with the prior year period. The U.S. decline is primarily attributable to weakness in the Company's U.S. commercial product sector.

New Products. In February 1999, the Company announced the availability of Intel's new Pentium III processor at 500 MHz in its line of TDZ 2000 ViZual Workstations. These products include the TDZ 2000 GL2 for the technical and creative markets and the StudioZ RenderRAX III, first in the family of rackmount TDZ 2000 workstations, for the broadcast/video and entertainment markets. The StudioZ RenderRAX III is the first Pentium III processor-based rackmount rendering engine for animation and computer-generated imagery applications.

In March 1999, the Company announced the availability of its TDZ 2000 GX1 ViZual Workstations using Intel's new Pentium III Xeon processors at 500 MHz. Other TDZ 2000 GX1 models with Pentium III Xeon processors at 550 MHz will be available simultaneously with Intel's shipment of the new processors. The Company also provides an affordable upgrade path to these faster processors for customers using Intergraph's Pentium II Xeon processor-based TDZ 2000 workstations.

The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's management of risk associated with product transition, the effective management of inventory levels in line with anticipated demand, and the industry-wide risk that new products may have defects in the introductory stage. Because of these uncertainties, the Company cannot determine the ultimate effect that new products will have on its sales or operating results.

Revenues. Total revenues for first quarter 1999 were $252.1 million, up approximately 3% from first quarter 1998. Sales outside the U.S. represented 51% of total revenues in first quarter 1999, relatively flat with the first quarter and full year 1998 levels. European revenues were 32% of total revenues for first quarter 1999, unchanged from first quarter and full year 1998.

Systems. Systems revenue for first quarter was $170.3 million, relatively flat with the prior year period. Competitive conditions manifested in declining per unit sales prices continue to adversely affect the Company's systems revenues and margin. U.S. revenues were up 2%, due primarily to growth in the Company's federal government business. European revenues improved by 5%, while Asia Pacific and Canadian revenues declined by 2% and 23%, respectively. Excluding the impact of a weaker dollar, European revenues improved by only 2% and Asia Pacific revenues declined by 7%. The Canadian revenue decline was due primarily to strengthening of the U.S. dollar against Canadian currency.

First quarter 1998 revenues were severely impacted by delays in new product releases, primarily the effect of the Intel lawsuit, resulting in lost sales for the Company as well as increased discounting on available products. A slight recovery from these effects in first quarter 1999 was offset by the decline in revenues resulting from the sale of the Company's Solid Edge and Engineering Modeling System product lines in March 1998.

Hardware revenues for first quarter 1999 were down 8% from the prior year period. Unit sales of workstations and servers were up 12%, while workstation and server revenues declined by 3% due to a 14% decline in the average per unit selling price. Price competition in the industry continues to erode per unit selling prices. Sales of peripheral hardware products decreased by 16% from the prior year period due primarily to a 36% decline in sales of storage devices and memory as well as the loss of revenue resulting from the April 1998 sale of the Company's printed circuit board manufacturing facility. Software revenues declined 4% from first quarter 1998. Significant increases in sales of Geomedia, photogrammetry, ICS and Federal software were offset by across the board declines in revenues from other software products, with the exception of plant design software application revenues which remained flat with the prior year period. Plant design is currently the Company's highest volume software offering, representing 28% of total software sales for first quarter 1999. Sales of Windows-based software represented approximately 90% of total software revenues in both first quarter 1999 and 1998.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue totaled $81.8 million in first quarter 1999, up 6% from the same prior year period. Maintenance revenues totaled $52.7 million for the quarter, down 1% from the prior year period. The trend in the industry toward lower priced products and longer warranty periods has limited the growth potential for maintenance revenue, and the Company believes this trend will continue into the future. Services revenue represents approximately 12% of total revenues and has increased 20% from the same prior year period. Growth in services revenue has acted to offset the decline in maintenance revenue. The Company is endeavoring to grow its services business and has redirected the efforts of its hardware maintenance organization to focus increasingly on systems integration. Revenues from these services, however, typically produce lower gross margins than maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for first quarter 1999 was 33.1%, up 1.4 points and 1.6 points from the first quarter 1998 and full year 1998 levels, respectively.

Systems margin was 29.6%, up 1.5 points from first quarter 1998 and flat with the full year 1998 level due primarily to a decline in unfavorable manufacturing variances as the result of outsourcing the Company's manufacturing operations in fourth quarter 1998. Additionally, systems margins were positively impacted by weakening of the U.S. dollar in international markets, primarily Europe and Asia, in comparison to the prior year period.

In general, the Company's systems margin may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margins may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. While the Company is unable to predict the effects that many of these factors may have on its systems margins, it expects continuing pressure on its systems margin as the result of increasing industry price competition.

Maintenance and services margin for first quarter 1999 was 40.4%, up 1 point from first quarter 1998 and 3.5 points from the full year 1998 level primarily due to a significant improvement in services revenues without a corresponding increase in cost. The Company continues to monitor maintenance and services cost closely and has taken certain measures, including reductions in headcount, to align these costs with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to curtail its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

OPERATING EXPENSES
------------------

Operating expenses for first quarter 1999 were $91.2 million, down 17% from the comparable prior year period. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business operations, to reduce its average employee headcount by approximately 13% from first quarter 1998. Product development expense declined 28% from first quarter 1998 due primarily to decreases in labor and overhead expenses resulting from the headcount decline and from an increase in software development projects qualifying for capitalization, primarily related to the Company's federal shipbuilding effort. Sales and marketing expense declined 20% from the prior year period due to reductions in advertising and in salaries and commissions from the decline in average headcount. The Company's sales and marketing expenses are inherently activity based and can be expected to increase in quarters of higher activity levels. General and administrative expense was flat with the prior year period. A moderate increase in legal fees related to the Intel litigation was offset by an across the board decline in other expenditures.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.4 million for first quarter 1999, compared to $2.2 million for first quarter 1998. The Company's average outstanding debt has declined in comparison to first quarter 1998 due primarily to repayment of borrowings under the Company's revolving credit facility using proceeds from sales of assets. See "Liquidity and Capital Resources" below for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange losses, equity in the earnings of investee companies, and other miscellaneous items of nonoperating income and expense.

IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 1999 and the full year 1998, approximately 51% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. For the first quarter of 1999, the U.S. dollar weakened on average from its first quarter 1998 level, which increased reported dollar revenues, orders, and gross margin, but also increased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this weakening of the U.S. dollar in its international markets, primarily Europe and Asia, improved its first quarter 1999 results of operations by approximately $.03 per share in comparison to first quarter 1998.

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

At March 31, 1999, the Company's only outstanding forward contracts related to formalized intercompany loans between the
Company's  European  subsidiaries  and  are  immaterial   to   the
Company's current financial position. The Company is not currently hedging any of its foreign currency risks in the Asia Pacific region or its U.S. exposures related to foreign currency denominated intercompany loans.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union (EMU) fixed the conversion rates of their national currencies to a single common currency, the "Euro". The national currencies of the participating countries will continue to exist through July 1, 2002. Euro currency will begin to  circulate  on January 1, 2002.  With respect to  the  Company,
U.S.   and  European  business  systems  are  being  upgraded   to
accommodate the Euro.  Conversion of all financial systems will be
completed  at  various times through the remainder of  1999.   The
Company is prepared to conduct business in Euros during 1999 with those customers and vendors who choose to do so. The Company is continuing to evaluate business implications resulting from full Euro conversion by 2002, including the impact of cross-border price transparency within the EMU and exposure to market risk with respect to financial instruments. While the Company has not yet completed its assessment of these business implications on its
results  of  operations  or  financial  condition,  it  does   not
anticipate this impact will be material. The Euro did not have a significant impact on the Company's results of operations or cash flows in first quarter 1999.

INCOME TAXES
------------

The  Company  incurred a pretax loss of  $17.6  million  in  first quarter  1999  versus  pretax income of  $52.9  million  in  first quarter 1998. The first quarter 1999 loss generated no net financial statement tax benefit, as tax expenses in individually profitable international subsidiaries offset available tax benefits. Income tax expense for first quarter 1998 resulted primarily from taxes on individually profitable international subsidiaries and U.S. federal alternative minimum tax. The sale of the Solid Edge and Engineering Modeling System product lines did not create a significant regular tax liability for the Company due to the availability of net operating loss carryforwards to offset earnings.

RESULTS BY OPERATING SEGMENT
----------------------------

In first quarter 1999, Intergraph Computer Systems incurred an operating loss of $6.7 million on revenues of $93.3 million, compared to a first quarter 1998 operating loss of $19.6 million on revenues of $111 million. ICS's operating loss improvement resulted primarily from an increase in systems gross margin. Additionally, operating expenses declined by approximately 24% from the prior year period, primarily the result of headcount reductions in 1998. During 1998, ICS's headcount was reduced by approximately 33% as the result of employee terminations, the outsourcing of manufacturing, and normal attrition. ICS's first quarter 1998 results of operations were significantly adversely impacted by factors associated with the Company's dispute with Intel, the effects of which included lost momentum, lost revenue and margin as well as increased operating expenses, primarily for marketing and public relations expenses. (See the Company's Form 10-K annual report for the year ended December 31, 1998 for a complete description of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) ICS's first quarter 1998 margins were also severely impacted by volume and inventory value related manufacturing variances incurred prior to the outsourcing of its manufacturing to SCI in fourth quarter 1998. For first quarter 1999, this outsourcing contributed to the improvement in ICS's systems margins. However, systems gross margin remains insufficient to cover the operating segment's current level of operating expenses.

In first quarter 1999, Intergraph Public Safety earned operating income of $1.9 million on revenues of $21.3 million, compared to operating income in first quarter 1998 of $.9 million on revenues of $12.4 million. Effective January 1, 1999, the Utilities business of Intergraph was formally merged into IPS, increasing the operating segment's first quarter revenues and operating income by $9 million and $1 million, respectively. First quarter 1998 operating results for the Utilities business are reflected in the Intergraph Software operating segment.

VeriBest incurred operating losses of $1.8 million and $4.7 million in the first quarters of 1999 and 1998, respectively, on revenues of $7.5 million and $7.1 million. Maintenance revenues improved by 31% from first quarter 1998, reflecting growth in the subsidiary's installed software base, and total gross margin increased by approximately 18 points as the result of declining royalty costs. Operating expenses declined by 18% from the prior year period due primarily to restructuring actions taken in fourth quarter 1998. Average employee headcount has declined by approximately 9% from the first quarter 1998 level. VeriBest expects to realize further improvements in its revenues, margins and operating expenses throughout the remainder of 1999 as it continues to direct its selling efforts toward a newly developed line of proprietary products and realizes the benefits of its reduced headcount and revised selling strategy toward indirect methods.

In first quarter 1999, the Software business earned operating income of $3.4 million on revenues of $122.5 million, compared to first quarter 1998 operating income of $.4 million on revenues of $140.1 million. Operating income excludes the impact of certain nonrecurring income and operating expense items associated with Software operations, including the first quarter 1999 arbitration settlement accrual of $8.6 million, and in first quarter 1998, the $102.8 million gain on the sale of the business unit's Solid Edge and Engineering Modeling System product lines and nonrecurring operating charges of $14.8 million, primarily for asset write-offs and employee terminations. Operating expenses declined by 21% from the prior year period due to reductions in headcount, particularly in the sales and marketing area as the operating segment has reorganized its sales force to align expenses with the volume of revenue generated. The positive impact of this operating expense decline was partially offset by a 2.3 point decline in systems gross margin, primarily the result of the low sales volume for the quarter.

In first quarter 1999, Federal earned operating income of $4.2 million on revenues of $42.8 million, compared to a first quarter 1998 operating loss of $2.5 million on revenues of $34.2 million. The improvement from the prior year period resulted primarily from a 44% decline in operating expenses, due in part to headcount decline and to an increase in shipbuilding software development costs qualifying for capitalization. Systems revenues increased by 21% from the prior year period, resulting in a 6.3 point improvement in systems gross margin. First quarter 1998 revenues and margins were adversely impacted by weakened demand for the Company's hardware product offerings as a result of the Intel dispute and increasing price competition in the industry.

See Note 12 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, cash totaled $91.3 million compared to $95.5 million at December 31, 1998. Cash provided by operations in first quarter 1999 totaled $2.8 million, compared to a cash consumption of $5 million in first quarter 1998.

Net cash generated from investing activities totaled $9.9 million in first quarter 1999, compared to a $69.7 million generation in first quarter 1998. First quarter 1999 investing activities included $19.9 million in proceeds from the fourth quarter 1998 sale of the Company's manufacturing assets. (See Note 7 of Notes to Consolidated Financial Statements.) First quarter 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines and $26.3 million for the purchase of Zydex software rights. Other significant investing activities included expenditures for capitalizable software development costs of $4.6 million in first quarter 1999 ($2.5 million in first quarter 1998) and capital expenditures of $2.8 million in first quarter 1999 ($3.7 million in first quarter 1998), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $20 to $25 million for the full year 1999, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $14.6 million in first quarter 1999 and $14.5 million in first quarter 1998. Both quarters included a net repayment of debt of approximately $15.2 million.

Under the Company's January 1997 four year fixed term loan and revolving credit agreement (as amended in October 1998), available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (7.75% at March 31, 1999) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At March 31, 1999, the Company had outstanding borrowings of $25 million (the term loan), which was classified as long-term debt in the consolidated balance sheet, and an additional $34.7 million of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $81 million (unchanged at April 30, 1999).

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

At March 31, 1999, the Company had approximately $58 million in debt on which interest is charged under various floating rate arrangements, primarily under its four year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

After several quarters of generating insufficient cash to fund its operations, the Company has generated positive operating cash flow for its second consecutive quarter. The Company expects continued improvement in its operating cash flows throughout 1999 as a result of improved earnings, the outsourcing of its manufacturing operations, and other management actions taken in 1998 and 1999 to reduce operating costs. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 1999, including the $12 million payment made to BSI on April 1, 1999. (See "Litigation" preceding.) In the near term, however, the Company must continue to increase its sales volume and/or align its operating expenses more closely with the level of revenue being generated if it is to fund its operations and build cash reserves without reliance on funds generated from asset sales and from external financing.

SUBSEQUENT EVENT
----------------

On April 15, 1999, the Company completed the sale of InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12.2 million, consisting of $3.9 million in cash received at closing, a deferred payment of $2.5 million due in August 1999, and a $5.8 million convertible subordinated debenture due in March 2002. The resulting gain on this transaction, expected to be in the range of $10 to $12 million, will be included in the Company's second quarter 1999 operating results. InterCAP's revenues and losses for 1998 were $4.7 million and $1.1 million, respectively ($3.6 million and $1.9 million for 1997). Assets of the subsidiary at December 31, 1998 totaled $1.6 million. The subsidiary did not have a material effect on the Company's results of operations for first quarter 1999.


  Item 3:  Quantitative and Qualitative Disclosures About Market Risk

           The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for its year ending December 31, 1998.



PART II.  OTHER INFORMATION
          -----------------

  Item 1:  Legal Proceedings

           The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. For further background information, see the Company's Form 10-K annual report for the year ended December 31, 1998.

           On  March  26,  1999,  the  Company  and  BSI  executed   a
           Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for a) certain litigation between the companies that is the subject of a separate settlement agreement and b) payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly deny any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and have settled solely to avoid continuing litigation with each other.

           Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12 million and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3.5 million on the Company's books. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1.2 million net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of the effects of this settlement on the Company's financial position, results of operations, and cash flow.


              INTERGRAPH CORPORATION AND SUBSIDIARIES

  Item 6: Exhibits and Reports on Form 8-K

    (a) Exhibit 10(a), agreement between Intergraph Corporation and Green Mountain, Inc., dated April 1, 1999. *(1)

          Exhibit 27, Financial Data Schedule

         *Denotes   management   contract  or   compensatory   plan,
          contract, or arrangement required to be filed as an exhibit to this Form 10-Q.

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                          (Registrant)




By :  /s/ James W. Meadlock          By:  /s/ John W. Wilhoite
      -------------------------           ---------------------------
      James W. Meadlock                   John W. Wilhoite
      Chairman of the Board and           Executive Vice President
      Chief Executive Officer             and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

Date: May 14, 1999                  Date: May 14, 1999