Form 10-Q
period 1999-06-30
INTERGRAPH CORP
filed 1999-08-16
CIK 351145

=============================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___ to ___


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

                             (256) 730-2000
                           -----------------
                           (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X    NO ___


    Common stock, par value  $.10 per share: 48,902,404 shares outstanding as of June 30, 1999

=============================================================================



                      INTERGRAPH CORPORATION
                            FORM 10-Q*
                           June 30, 1999

                               INDEX


                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements


          Consolidated Balance Sheets at June 30, 1999 and
             December 31, 1998                                           2

          Consolidated Statements of Operations for the quarters
             and six months ended June 30, 1999 and 1998                 3

          Consolidated Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998                                4

          Notes to Consolidated Financial Statements                   5 - 12

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   13 - 25

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    26



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             26

  Item 4. Submission of Matters to a Vote of Security Holders         26 - 27

  Item 6. Exhibits and Reports on Form 8-K                              27


SIGNATURES                                                              28




*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21-E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, its Form 10-Q for the quarter ended March 31, 1999, and this Form 10-Q.



PART I.   FINANCIAL INFORMATION


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

-----------------------------------------------------------------------------
                                             June 30,       December 31,
                                               1999             1998
-----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                  $ 75,244         $ 95,473
  Accounts receivable, net                    274,605          312,123
  Inventories                                  51,359           38,001
  Other current assets                         38,455           48,928
-----------------------------------------------------------------------------
      Total current assets                    439,663          494,525

  Investments in affiliates                     9,191           12,841
  Other assets                                 74,150           61,240
  Property, plant, and equipment, net         115,819          127,368
-----------------------------------------------------------------------------
      Total Assets                           $638,823         $695,974
=============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                     $ 60,763         $ 64,545
  Accrued compensation                         45,558           42,445
  Other accrued expenses                       77,126           79,160
  Billings in excess of sales                  57,822           68,137
  Short-term debt and current
   maturities of long-term debt                16,754           23,718
-----------------------------------------------------------------------------
      Total current liabilities               258,023          278,005

  Deferred income taxes                         3,073            3,142
  Long-term debt                               57,983           59,495
-----------------------------------------------------------------------------
      Total liabilities                       319,079          340,642
-----------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                   5,736            5,736
   Additional paid-in capital                 220,267          222,705
   Retained earnings                          220,158          249,808
   Accumulated other comprehensive income
     - cumulative translation adjustment     (  3,138)           4,161
-----------------------------------------------------------------------------
                                              443,023          482,410
   Less - cost of 8,458,958 treasury shares
     at June 30, 1999 and 8,719,612 treasury
     shares at December 31, 1998             (123,279)        (127,078)
-----------------------------------------------------------------------------
      Total shareholders' equity              319,744          355,332
-----------------------------------------------------------------------------
      Total Liabilities and Shareholders'
        Equity                               $638,823         $695,974
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

-----------------------------------------------------------------------------
                                  Quarter Ended June 30,   Six Months Ended
                                                               June 30,
                                     1999        1998       1999       1998
-----------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                           $158,263    $168,314   $328,571   $336,697
 Maintenance and services            75,381      78,299    157,150    155,734
-----------------------------------------------------------------------------
   Total revenues                   233,644     246,613    485,721    492,431
-----------------------------------------------------------------------------

Cost of revenues
 Systems                            108,324     121,358    228,283    242,346
 Maintenance and services            45,981      48,785     94,755     95,692
-----------------------------------------------------------------------------
   Total cost of revenues           154,305     170,143    323,038    338,038
-----------------------------------------------------------------------------

   Gross profit                      79,339      76,470    162,683    154,393

Product development                  17,620      22,249     34,789     45,949
Sales and marketing                  48,872      59,306     96,785    119,244
General and administrative           29,848      24,436     56,013     50,970
Nonrecurring operating
  charges (credit)                    2,472     (   859)     2,472     13,902
-----------------------------------------------------------------------------

   Loss from operations             (19,473)    (28,662)   (27,376)   (75,672)

Gains on sales of assets             11,505       8,275     11,505    111,042
Arbitration settlement                  ---         ---    ( 8,562)       ---
Interest expense                    ( 1,410)    ( 1,861)   ( 2,828)   ( 4,050)
Other income (expense) - net        ( 2,714)      1,260    ( 2,389)       634
-----------------------------------------------------------------------------

   Income (loss) before
     income taxes                   (12,092)    (20,988)   (29,650)    31,954

Income tax expense                      ---         ---        ---      3,500
-----------------------------------------------------------------------------

   Net income (loss)               $(12,092)   $(20,988)  $(29,650)  $ 28,454
=============================================================================

   Net income (loss) per share -
      basic and diluted            $(   .25)   $(   .43)  $(   .61)  $    .59
=============================================================================

Weighted average shares outstanding -
      basic and diluted (1)           48,831     48,311     48,765     48,265
=============================================================================

(1) Diluted shares were 48,358 for the six months ended June 30, 1998.

The accompanying notes are an integral part of these consolidated financial statements.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

-----------------------------------------------------------------------------
Six Months Ended June 30,                                1999         1998
-----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                   $(29,650)     $ 28,454
  Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
   Gains on sales of assets                            (11,505)     (111,042)
   Depreciation and amortization                        23,940        26,921
   Noncash portion of arbitration settlement             3,530           ---
   Noncash portion of nonrecurring operating charges     2,472        11,947
   Net changes in current assets and liabilities         7,112        21,181
-----------------------------------------------------------------------------
   Net cash used for operating activities              ( 4,101)     ( 22,539)
-----------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of assets                         22,983       118,002
  Purchases of property, plant, and equipment          ( 5,723)     (  8,008)
  Capitalized software development costs               ( 9,627)     (  5,037)
  Capitalized internal use software costs              ( 2,967)     (    239)
  Business acquisition, net of cash acquired           ( 1,874)          ---
  Purchase of software rights                              ---      ( 26,292)
  Other                                                (   311)          253
-----------------------------------------------------------------------------
   Net cash provided by investing activities             2,481        78,679
-----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                          45           168
  Debt repayment                                       (17,897)     ( 18,196)
  Proceeds of employee stock purchases and exercise
    of stock options                                     1,361         1,449
-----------------------------------------------------------------------------
   Net cash used for financing activities              (16,491)     ( 16,579)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash                ( 2,118)     (    750)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (20,229)       38,811
Cash and cash equivalents at beginning of period        95,473        46,645
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 75,244      $ 85,456
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and six months ended June 30, 1998 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1998 and its Form 10-Q for the quarter ended March 31, 1999, the Company has ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments in the second quarter of 1999.

NOTE 3: Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages.

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

         Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12,000,000 and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3,500,000 on the Company's books, and the Company's investment in BSI (reflected in "Investments in affiliates" in the June 30, 1999 consolidated balance sheet) has been reduced accordingly. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1,200,000 net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

         In first quarter 1999, the Company accrued a nonoperating charge to earnings of $8,562,000 ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the six months ended June 30, 1999.

         The April 1st $12,000,000 payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 4: Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for $26,300,000 with $16,000,000 paid at closing of the agreement and the remaining amount to be paid in 15 equal monthly installments, including interest. In March 1998, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of common stock, the Company was required to pay additional royalties to Zydex in the amount of $1,000,000 at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect 1998 results. The first quarter 1998 cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company's liquidity.

         The Company capitalized the $26,300,000 cost of the PDS software rights and is amortizing it over an estimated useful life of seven years. The unamortized balance, approximately $20,700,000 at June 30, 1999, is included in "Other assets" in the June 30, 1999 consolidated balance sheet.

NOTE 5: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------
                                June 30,         December 31,
                                  1999               1998
         -----------------------------------------------------------
         (In thousands)

         Raw materials            $ 7,580          $ 2,739
         Work-in-process           11,839            3,594
         Finished goods            16,387           15,597
         Service spares            15,553           16,071
         -----------------------------------------------------------
         Totals                   $51,359          $38,001
         ===========================================================

         On June 30, 1999, the Company repurchased inventory from SCI having a value of approximately $10,200,000, the majority of which is classified as raw materials and work-in-process. For a complete discussion of this transaction, see Note 8.

NOTE 6: Property, plant, and equipment - net includes allowances for depreciation of $246,557,000 and $259,074,000 at June 30, 1999 and December 31, 1998, respectively.

NOTE 7: In January 1999, the Company acquired the assets of PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition did not materially affect the Company's revenues, net loss, or loss per share for the six months ended June 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year.

NOTE 8: In November 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology, Inc. (SCI) a wholly-owned subsidiary of SCI
         Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 (included in "Other current assets" in the December 31, 1998 consolidated balance sheet) was received on January 12, 1999. For a complete discussion of the SCI transaction and its anticipated impact on future operating results and cash flows, see the Company's Form 10-K annual report for the year ended December 31, 1998.

         As part of this transaction, SCI retained the option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of the sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the Company unused inventory having a value of approximately $10,200,000 in exchange for a cash payment of $2,000,000 and a short-term installment note payable in the principal amount of $8,200,000. This note is payable in three monthly installments due August 2, September 1, and October 1, 1999 and bears interest at a rate of 9%. At June 30, 1999, the Company has increased the value of its inventories by the amount repurchased from SCI. The $8,200,000 note payable is included in "Short-term debt and current maturities of long-term debt" in the June 30, 1999 consolidated balance sheet. The Company plans to fund its payments to SCI with existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 9: In first quarter 1998, the Company sold its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the six months ended June 30, 1998.

         In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16,002,000 in cash. The Company recorded a gain on this transaction of $8,275,000 ($.17 per share). This gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. The Company is now outsourcing its printed circuit board needs. This operational change did not materially impact the Company's results of operations in 1998.

NOTE 10: Nonrecurring  Operating Charges.   In  second  quarter
         1999, in response to continued operating losses in its Intergraph Computer Systems (ICS) operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales efforts within the Intergraph subsidiaries in that region. The associated cost of $2,500,000, primarily for employee severance pay, is included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. There were no cash outlays during the second quarter related to this charge. This amount is expected to be paid over the remainder of 1999. The Company estimates that this
         resizing   will  result  in  annual  savings   of   up   to
         $3,000,000.

         In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5,400,000 and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. In second quarter 1998, $900,000 of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The second quarter credit and year-to-date charge of $4,500,000 are included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. During the remainder of 1998, an additional $1,300,000 of the costs accrued in the first quarter were reversed. In fourth quarter 1998, additional European reorganization costs of $2,000,000 were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $4,000,000, with $2,000,000 and $900,000 expended in the first six months of 1998 and 1999, respectively. The remaining costs are expected to be paid over the remainder of 1999. The Company estimates the European reorganization will result in annual savings of approximately $7,000,000.

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

NOTE 11: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions, divestitures, and nonrecurring operating charges, in reconciling net income
         (loss) to net cash used for operations are as follows:

         -----------------------------------------------------------
                Cash Provided By (Used For) Operations
         Six Months Ended June 30,          1999            1998
         -----------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net        $27,871        $31,249
           Inventories                      (3,341)       ( 2,732)
           Other current assets             (3,712)       ( 1,888)
         Increase (decrease) in:
           Trade accounts payable           (2,303)       (10,737)
           Accrued compensation and other
             accrued  expenses              (4,273)           216
           Billings in excess of sales      (7,130)         5,073
         -----------------------------------------------------------
         Net changes in current assets
            and  liabilities               $ 7,112        $21,181
         -----------------------------------------------------------

         Investing and financing transactions in the first half of 1999 that did not require cash included the acquisition of a business in part for future obligations totaling approximately $3,475,000 (see Note 7), the sale of a subsidiary in part for future receivables of $8,297,000 (see Note 16), the purchase of inventory for future obligations totaling $10,200,000 (see Note 8), the sale of fixed assets in part for a $2,100,000 short-term note receivable, and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000. There were no significant noncash investing and financing transactions in the first half of 1998.

NOTE 12: Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 13: Effective  January  1,  1998,  the  Company   adopted
         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement replaces previous requirements that segment information be reported along industry lines with a new operating segment approach. Operating segments are defined as components of a business for which separate financial information is regularly evaluated in determining resource allocation and operating performance. The Company's operating segments are Intergraph Computer Systems (ICS), Intergraph Public Safety, Inc. (IPS), VeriBest, Inc. (VeriBest) and the Software and Federal Systems ("Federal") business (collectively, the Software and Federal businesses form what is termed "Intergraph"), none of which were considered to be reportable segments under previous external reporting standards.

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

         The following table sets forth revenues and operating income (loss) by operating segment for the quarters and six months ended June 30, 1999 and 1998.

         --------------------------------------------------------------------
                                  Quarter Ended June 30,      Six Months
                                                            Ended June 30,
                                      1999     1998         1999      1998
         --------------------------------------------------------------------
         (In thousands)

         Revenues
         ICS:
           Unaffiliated customers   $52,844   $62,169    $115,021   $116,402
           Intersegment revenues     33,261    45,351      64,409    102,128
         --------------------------------------------------------------------
                                     86,105   107,520     179,430    218,530
         --------------------------------------------------------------------

         IPS:
           Unaffiliated customers    22,198    13,035      42,532     25,410
           Intersegment revenues      2,547        69       3,504        134
         --------------------------------------------------------------------
                                     24,745    13,104      46,036     25,544
         --------------------------------------------------------------------

         VeriBest:
           Unaffiliated customers     6,568     6,046      14,035     12,951
           Intersegment revenues         48         7         101        192
         --------------------------------------------------------------------
                                      6,616     6,053      14,136     13,143
         --------------------------------------------------------------------

         Intergraph Software:
           Unaffiliated customers   114,406   128,746     235,300    268,230
           Intersegment revenues      3,953       370       8,566      1,001
         --------------------------------------------------------------------
                                    118,359   129,116     243,866    269,231
         --------------------------------------------------------------------

         Intergraph Federal:
           Unaffiliated customers    37,628    36,617      78,833     69,438
           Intersegment revenues      2,147     1,053       3,706      2,477
         --------------------------------------------------------------------
                                     39,775    37,670      82,539     71,915
         --------------------------------------------------------------------
                                    275,600   293,463     566,007    598,363
         --------------------------------------------------------------------
         Eliminations               (41,956)  (46,850)    (80,286)  (105,932)
         --------------------------------------------------------------------
         Total revenues            $233,644  $246,613    $485,721   $492,431
         ====================================================================

         --------------------------------------------------------------------
         Operating income (loss) before nonrecurring charges

         ICS                       $(12,839) $(19,832)   $(19,506)  $(39,383)
         IPS                          3,259       446       5,186      1,303
         VeriBest                   ( 2,261)  ( 3,761)    ( 4,062)   ( 8,459)
         Intergraph Software          4,137     1,934       7,530      2,359
         Intergraph Federal           1,402   (   858)      5,635    ( 3,316)
         Corporate                  (10,699)  ( 7,450)    (19,687)   (14,274)
         --------------------------------------------------------------------
         Total                     $(17,001) $(29,521)   $(24,904)  $(61,770)
         ====================================================================

         Effective January 1, 1999, the Utilities business of Intergraph was merged into IPS, increasing the operating segment's first half 1999 revenues and operating income by $19,711,000 and $2,734,000, respectively, and reducing the Intergraph Software operating segment figures by those amounts.

         Amounts included in the "Corporate" column consist of general corporate expenses, primarily general and administrative expenses (including legal fees of $7,595,000 and $5,215,000 for the first six months of 1999 and 1998, respectively) remaining after charges to the operating segments based on segment usage of those services.

         Significant profit and loss items for the first six months of 1999 that are not allocated to the segments and not included in the analysis above include an $8,562,000 charge for an arbitration settlement agreement reached with Bentley Systems, Inc. (see Note 3), an $11,505,000 gain on the sale of a subsidiary (see Note 16), and nonrecurring operating charges of $2,472,000 (see Note
         10). Such items for the first six months of 1998 include gains on sales of assets of $111,042,000 (see Note 9) and nonrecurring operating charges of $13,902,000 (see Note
         10).

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 14: Effective  January  1,  1998,  the  Company   adopted
         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Under this Statement, all nonowner changes in equity during a period are reported as a component of comprehensive income (loss). During the first six months of 1999 and 1998, the Company's comprehensive income (loss) totaled $(36,949,000) and $28,172,000, respectively. Comprehensive income (loss) differs from net income (loss) due to foreign currency translation adjustments.

NOTE 15: Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which defines computer software costs to be capitalized or expensed to operations. Implementation of this new accounting standard did not significantly affect the Company's results of operations for the six months ended June 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year, as the Company has historically been in substantial compliance with the practice required by the Statement.

NOTE 16: On April 16, 1999, the Company completed the sale of InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12,150,000, consisting of $3,853,000 in cash received at closing, a deferred payment of $2,500,000 due in August 1999 (included in "Other current assets" in the June 30, 1999 consolidated balance sheet), and a $5,797,000 convertible subordinated debenture due in March 2002 (included in "Other assets" in the June 30, 1999 consolidated balance sheet). The resulting gain on this transaction of $11,505,000 is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. InterCAP's revenues and losses for 1998 were $4,660,000 and $1,144,000, respectively,
         ($3,600,000  and  $1,853,000  for  1997).   Assets  of  the
         subsidiary at December 31, 1998 totaled $1,550,000. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to the sale.

NOTE 17: In June 1998, the Financial Accounting Standards Board
         (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), requiring companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. In July 1999, the FASB delayed the implementation of this new accounting standard to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The Company is evaluating the effects of adopting SFAS 133, but does not anticipate that it will have a material impact on its consolidated operating results or financial position.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In second quarter 1999, the Company incurred a net loss of $.25 per share on revenues of $233.6 million, including an $11.5 million ($.24 per share) gain on the sale of a subsidiary company and a $2.5 million ($.05 per share) nonrecurring operating charge for the resizing of its European computer hardware sales organization. The second quarter 1998 loss was $.43 per share on revenues of $246.6 million, including an $8.3 million ($.17 per share) gain on the sale of its printed circuit board manufacturing facility. The second quarter 1999 loss from operations was $.40 per share versus a loss of $.59 per share for the second quarter of 1998. This loss improvement resulted primarily from a 9% decline in operating expenses and a 3.7 point improvement in systems gross margin. For the first half of 1999, the Company incurred a net loss of $.61 per share on revenues of $485.7 million, including an $8.6 million ($.18 per share) charge for settlement of its arbitration proceedings with Bentley Systems, Inc. (See "Arbitration Settlement" following), the $.24 per share gain on the sale of a subsidiary, and the $.05 per share charge for resizing of the European computer hardware sales organization. For the first half of 1998, the Company earned net income of $.59 per share on revenues of $492.4 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines, a $13.9 million ($.29 per share) charge for nonrecurring operating expenses (primarily employee termination costs and write-off of certain intangible assets), and the $.17 per share gain on the sale of the printed circuit board facility. Excluding nonrecurring charges and one time gains, the first half 1999 loss from operations was $.51 per share versus a loss of $1.28 per share for the first half of 1998. The improvement is the result of a 13% decline in operating expenses and a 2.1 point increase in gross margin. While the Company has realized considerable improvements in its operating expense levels and gross margin, they have been insufficient to return the Company to profitability, as revenue levels remain suppressed and inadequate to cover the current level of expenses.

Remainder of the Year. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system and hardware architecture strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer Windows NT and Intel as the systems for their products. The Company has lost significant market share in this generic undifferentiated market due to the actions of Intel and is attempting to recover from the resulting loss of momentum. Improvement in the Company's operating results will depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel. (See the Company's Form 10-K annual report for the year ended December 31, 1998 and "Intel litigation" following for a complete description of the Company's dispute with Intel and for a discussion of the effects of this dispute on the Company's operations.) To achieve and maintain profitability, the Company must increase its sales volume and/or align its operating expenses more closely with the level of revenue and gross margin currently being generated. The Company is currently evaluating the performance of each of its operating segments relative to recovery plans developed in January 1999 and may implement corrective actions during the third quarter, which could result in significant operating charges during that quarter. There can be no assurance that any actions taken by the Company will restore profitability.

Nonrecurring Operating Charges. In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems (ICS) operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales efforts within the Intergraph subsidiaries in that region. The associated cost of $2.5 million, primarily for employee severance pay, is included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. There were no cash outlays during the second quarter related to this charge, and as such, the entire cost is included in "Other accrued expenses" in the June 30, 1999 consolidated balance sheet. This amount is expected to be paid over the remainder of 1999. The Company estimates that this resizing will result in annual savings of up to $3 million.

In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into four distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5.4 million and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. In second quarter 1998, $.9 million of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The second quarter credit and year-to-date charge of $4.5 million are included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. During the remainder of 1998, an additional $1.3 million of the costs accrued in the first quarter were reversed. In fourth quarter 1998, additional European reorganization costs of $2 million were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $4.0 million, with $2.0 million and $.9 million expended in the first six months of 1998 and 1999, respectively. The remaining costs are expected to be paid over the remainder of 1999 and are included in "Other accrued expenses" in the June 30, 1999 consolidated balance sheet. The Company estimates the European reorganization will result in annual savings of approximately $7 million.

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

Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1998 and its Form 10-Q for the quarter ended March 31, 1999, the Company has extensive ongoing litigation with Intel Corporation, and its business is subject to certain risks and uncertainties. Significant litigation developments during the second quarter of 1999 are discussed below.

Intel Litigation. On June 17, 1998, Intel filed a motion before the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" was based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. (For further background information regarding the Company's complaints against Intel, see the Company's Form 10-K annual report for the year ended December 31, 1998.) The Company filed a cross motion with the Alabama Court September 15, 1998 requesting summary adjudication in favor of the Company. On June 4, 1999, the Alabama Court granted the Company's motion and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. Intel has requested leave of the Alabama Court to appeal this ruling, but no further decision has been entered. The Company is confident of its sole ownership of the Clipper patents.

In a separate order on June 15, 1999, the Alabama Court has extended the discovery phase of the lawsuit through October 11, 1999 and rescheduled the trial date to June 12, 2000.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American
Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages.

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

Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12 million and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3.5 million on the Company's books, and the Company's investment in BSI (reflected in "Investments in affiliates" in the June 30, 1999 consolidated balance sheet) has been reduced accordingly. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1.2 million net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

In first quarter 1999, the Company accrued a nonoperating charge to earnings of approximately $8.6 million ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the six months ended June 30, 1999.

The April 1st $12 million payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Year 2000 Issue. As further described in the Company's Form 10-K annual report for the year ended December 31, 1998 and its Form 10-Q for the quarter ended March 31, 1999, the Company has initiated a program to mitigate and/or prevent the possible adverse effects on its operations of Year 2000 problems in its software and hardware products sold to customers and in its internally used software and hardware.

The Company's efforts to identify and resolve Year 2000 issues related to its hardware and software product offerings are substantially complete. All products currently offered in the Company's standard price list have a Year 2000 compliant version available. In addition, the Company has completed a significant effort to contact its customers and business partners to ensure that customers are aware of how to acquire detailed Year 2000 information regarding any Intergraph-produced product. The Company's Web site allows customers to request specific product information related to the Year 2000 issue, and provides a mechanism for requesting specific product upgrade paths. Customers under maintenance contract with the Company are being upgraded to compliant versions of the Company's software, and selected hardware remedies have been completed where appropriate. Accordingly, the Company does not believe that any Year 2000 problems in its installed base of products or in its current product offerings present a material exposure for the Company. However, the Company could suffer a loss of maintenance revenue should its customers discontinue any noncompliant products and not replace them with other products of the Company, and product sales could be lost should customers replace any noncompliant products with products of other companies. In addition, any liability claims by customers would increase the Company's legal expenses and, if successful, could have an adverse impact on the results of operations and financial position of the Company. The Company's product compliance costs have not had and are not anticipated to have a material impact on its results of operations or financial condition.

Year 2000 readiness of the Company's business critical internal systems is a top priority of the Company's Year 2000 program team. All U.S. business critical internal systems upgrades and programming changes have been implemented and tested as of the end of second quarter 1999. Remaining Year 2000 efforts related to the Company's U.S. internal systems involve only non-critical business systems and are expected to be completed by the end of the third quarter. The Company believes that it has successfully implemented all internal systems changes and replacements necessary to ensure the Year 2000 compliance of these internal systems, but has contingency plans to perform further upgrades to existing systems if unanticipated problems occur. The majority of the Company's business systems were developed internally, and as a result, the Company has the available source code and staff to correct any problems which might arise. Efforts to upgrade and replace noncompliant international accounting systems are nearing completion. All Year 2000 efforts with respect to these systems are scheduled to be completed by October 31, 1999, and the Company has not identified any significant risks in this area. The Company has employed no additional resources to perform the upgrades and programming changes necessary for its internal systems, and as such, the related costs have not had and are not anticipated to have a material impact on its results of operations or financial condition.

The Company is conducting a program of investigation with its critical suppliers to ensure continuous and uninterrupted supply, and includes Year 2000 provisions in its new supplier agreements. This program consists primarily of a major survey campaign and follow-up with significant suppliers to monitor compliance. The Company has also initiated discussions with other entities with which it interacts electronically, including customers and financial institutions, to ensure those parties have appropriate plans to remedy any Year 2000 issues. To date, responses to third party Year 2000 surveys provide assurance that these third parties will achieve Year 2000 compliance, and no significant risks have been identified. There cannot be complete assurance that the systems of other companies on which the Company relies will be timely converted, and the Company could be adversely impacted by any suppliers, customers, and other businesses who do not successfully address this issue. The Company continues to assess these risks in order to reduce any potential adverse impact. Development of contingency plans to address potential third party noncompliance issues is underway and will be completed by the end of third quarter 1999.

The Company believes it has effectively resolved the Year 2000 issue with respect to its internal systems in a timely manner; however, there cannot be complete assurance that unforeseen problems will not occur, which could conceivably result in delays in sales order processing, shipping, invoicing, and collections, among other areas. The Company believes its most reasonably likely worst case scenarios, however, relate to the potential noncompliance of third parties. If Year 2000 compliance is not achieved by significant vendors and other third parties, including utilities and transportation providers, among others, the Company could experience interruptions in its normal business activities, potentially resulting in material adverse effects on its operating results.

The costs of the Year 2000 project and the Company's state of readiness are based on management's best estimates, which have been derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes in a timely manner, and similar uncertainties.


ORDERS/REVENUES
---------------

Orders. Second quarter and first half 1999 systems orders totaled $163.7 million and $307.7 million, respectively, reflecting declines of approximately 27% and 19% from the same prior year periods. Order volumes have declined worldwide, primarily in the Company's hardware business, though some weakness occurred in the Company's software segments as well. U.S. systems orders decreased 30% and 24%, respectively, from the second quarter and first half 1998 levels as a result of weakness in both commercial and federal product sectors. The decline in orders from the federal government was also the result of weakening demand for the Company's hardware product offerings. International systems orders declined by 21% and 12% from the second quarter and first half 1998 levels.

Revenues. Total revenues for second quarter and first half 1999 were $233.6 million and $485.7 million, respectively, down 5% and 1%, from the comparable prior year periods. The factors noted previously as contributing to the orders decline have had a similar impact on the Company's revenues. Year-to-date declines in systems and maintenance revenues of 2% and 6%, respectively, were partially offset by a 16% increase in professional services revenue. Geographically, the composition of the Company's revenues has remained consistent with the first half and full year 1998 levels, with European revenues representing 31% of total revenues and total international revenues representing 50% of the consolidated total. Currency fluctuations did not have a significant impact on revenues for the first half of 1999 as weakening of the U.S. dollar in the Company's Asian markets was offset by strengthening of the dollar in Europe and other international regions.

Systems. Systems revenue for the second quarter and first half of 1999 was $158.3 million and $328.6 million, respectively, down 6% and 2%, respectively, from the same prior year periods. Competitive conditions manifested in declining per unit sales prices continue to adversely affect the Company's systems revenues and margin. In addition, the Company's hardware revenues remain low as the recovery of momentum lost due to Intel's actions continues to be slow. U.S. systems revenues were flat with both second quarter 1998 and first half 1998 levels. International systems revenues were down approximately 12% from second quarter 1998 and 6% from the first half of 1998. Asia Pacific revenues remained relatively flat with the first half of 1998, while European revenues have declined by 2%. Excluding the impact of a weaker dollar, the revenue decline in the Asia Pacific region was 5%. Currency fluctuations did not significantly affect the decline in European revenues. Revenues for the Americas declined by approximately 22% primarily due to weak economic conditions in Latin America. Currency devaluation accounted for approximately one third of this decline.

Hardware revenues for the first half of 1999 declined 15% from the prior year period. Unit sales of workstations and servers were up 8% from first half 1998, while workstation and server revenues declined by 8% due to a 15% decline in the average per unit selling price. Price competition in the industry continues to erode per unit selling prices. Sales of peripheral hardware products declined by 25% from the prior year period due primarily to a 44% decline in sales of storage devices and memory and a 47% decline in sales of Intel options and upgrades, as well as the loss of revenue resulting from the April 1998 sale of the Company's printed circuit board manufacturing facility. Software revenues declined 6% from the prior year level. Significant increases in sales of Geomedia, photogrammetry, ICS and Federal software were offset by declines in revenues from interoperability, Microstation, and other software products. Plant design remains the Company's highest volume software offering, representing 29% of total software sales for the first half of 1999. Sales of Windows-based software represented approximately 90% of total software revenues in the first half of 1999 and 1998.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting.
These forms of revenue totaled $75.4 million for the second quarter and $157.2 million for the first half of 1999, down 4% and 1%, respectively, from the comparable prior year periods. Maintenance revenues for the first half of 1999 totaled $100.2 million, down 6% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has limited the growth potential for maintenance revenue, and the Company believes this trend will continue in the future. Services revenue represents approximately 12% of total first half 1999 revenues and has increased 16% from the same prior year period. Growth in services revenue has acted to offset the decline in maintenance revenue. The Company is endeavoring to grow its services business and has redirected the efforts of its hardware maintenance organization to focus increasingly on systems integration. Revenues from these services, however, typically produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the second quarter of 1999 was 34%, up 3 points from the second quarter 1998 level. For the first half of 1999, total gross margin was 33.5%, up 2.1 points from the first half of 1998 and 2 points from the full year 1998 level.

Systems margin for the second quarter was 31.6%, up 3.7 points from second quarter 1998. First half 1999 margin was 30.5%, up
2.5 points from the first half of 1998 and 1.3 points from the full year 1998 level primarily due to an increased software content in the product mix and a decline in unfavorable manufacturing variances as the result of outsourcing the Company's manufacturing operations to SCI in fourth quarter 1998.

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

Maintenance and services margin for the second quarter of 1999 was 39%, up 1.3 points from the second quarter of 1998. Year to date maintenance and services margin is 39.7%, up 1.1 point from the same prior year period and 2.8 points from the full year 1998 level primarily due to significant improvement in services revenues without a corresponding increase in cost. The Company continues to monitor its maintenance and services cost closely and has taken certain measures, including reductions in headcount, to align these costs with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to curtail its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for the second quarter and first half of 1999 declined by 9% and 13%, respectively, from the comparable prior year periods. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business operations, to reduce its average employee headcount by approximately 12% from first half 1998.

Product development expense for the second quarter and first half of 1999 declined by 21% and 24%, respectively, from the same prior year periods due primarily to decreases in labor and overhead expenses resulting from the headcount decline and to an increase in software development projects qualifying for capitalization, primarily related to the Company's federal shipbuilding effort. Sales and marketing expense for the second quarter and first half of 1999 declined by 18% and 19%, respectively, from the same prior year periods. Sales and marketing expenses have declined across the board, with the largest decreases occurring in salaries, commissions, advertising, trade shows, and public relations expenses. The Company's sales and marketing expenses are inherently activity based and can be expected to increase in quarters of higher activity levels. General and administrative expense for the second quarter and first half of 1999 increased by 22% and 10%, respectively, from the same prior year periods due to an increase in legal fees and U.S. bad debts expense.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest  expense  was $1.4 million for second  quarter  and  $2.8 million for the first half of 1999 versus $1.9 million and $4.1 million, respectively, for the corresponding prior year periods. The Company's average outstanding debt has declined in comparison to the same prior year periods due primarily to repayment of borrowings under the Company's revolving credit facility utilizing proceeds from sales of assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

In second quarter 1999, the Company completed the sale of InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12.2 million, consisting of $3.9 million in cash received at closing, a deferred payment of $2.5 million due in August 1999, and a $5.8 million convertible subordinated debenture due in March 2002. The resulting gain on this transaction of $11.5 million is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. InterCAP's revenues and losses for 1998 were $4.7 million and $1.1 million, respectively ($3.6 million and $1.9 million for 1997). Assets of the subsidiary at December 31, 1998 totaled $1.6 million. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to the sale.

In first quarter 1998, the Company sold its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105 million in cash. The Company recorded a gain on this transaction of $102.8 million. This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the six months ended June 30, 1998. Full year 1997 revenues and operating loss for these product lines were $35.2 million and $4.1 million, respectively. The Company estimates the sale of this business has resulted in an annual improvement in its operating results of approximately $5 million.

In second quarter 1998, the Company sold the assets of its printed circuit board manufacturing facility for $16 million in cash. The Company recorded a gain on this transaction of $8.3 million. This gain is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1998. The Company is now outsourcing its printed circuit board needs. This operational change did not materially impact the Company's results of operations in 1998.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains (losses), equity in the earnings of investee companies, and other miscellaneous items of nonoperating income and expense.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 1999, approximately 50% (51% for the full year 1998) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to U.S. dollars for reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. For the first half of 1999, the U.S. dollar weakened on average from its first half 1998 level, which increased reported dollar revenues, orders, and gross margin, but also increased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this weakening of the U.S. dollar in its international markets, primarily in Asia, improved its results of operations for the first half of 1999 by approximately $.03 per share in comparison to the first half of 1998. Operating results for first half 1998 were reduced by $.10 per share from first half 1997 as a result of strengthening of the U.S. dollar.

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

At June 30, 1999, the Company's only outstanding forward contracts related to formalized intercompany loans between the Company's European subsidiaries and are immaterial to the Company's present financial position. The Company is not currently hedging any of its foreign currency risks in the Asia Pacific region or its U.S. exposures related to foreign currency denominated intercompany loans.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union (EMU) fixed the conversion rates of their national currencies to a single common currency, the "Euro". The national currencies of the participating countries will continue to exist through July 1, 2002. Euro currency will begin to circulate on January 1, 2002. With respect to the Company, U.S. and European business systems are being upgraded to accommodate the Euro. Conversion of all financial systems will be completed at various times through the remainder of 1999. The Company is prepared to conduct business in Euros during 1999 with those customers and vendors who choose to do so. While the Company continues to evaluate the potential impacts of the common currency, at present, it has not identified any significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in its European markets. The Euro did not have a significant impact on the Company's results of operations or cash flows in the second quarter or first half of 1999.


INCOME TAXES
------------

The Company incurred a pretax loss of $29.7 million in the first half of 1999 versus pretax income of $32 million in the first half of 1998. The first half 1999 loss generated no net financial statement tax benefit, as tax expenses in individually profitable international subsidiaries offset available tax benefits. Income tax expense for the first half of 1998 resulted primarily from taxes on individually profitable international subsidiaries and U.S. federal alternative minimum tax. The sale of the Solid Edge and Engineering Modeling System product lines did not create a significant regular tax liability for the Company due to the availability of net operating loss carryforwards to offset earnings.


RESULTS BY OPERATING SEGMENT
----------------------------

In second quarter 1999, Intergraph Computer Systems incurred an operating loss of $12.8 million on revenues of $86.1 million, compared to a second quarter 1998 operating loss of $19.8 million on revenues of $107.5 million. Year-to-date, ICS has incurred an operating loss of $19.5 million on revenues of $179.4 million, compared to an operating loss of $39.4 million on revenues of $218.5 million for first half 1998. These operating losses exclude the impact of certain nonrecurring income and operating expense items associated with ICS's operations, including the second quarter 1998 gain of $8.3 million on the sale of the printed circuit board manufacturing facility and nonrecurring operating charges of $2.5 million incurred in second quarter 1999. ICS's operating loss improvement for both the second quarter and first half of 1999 resulted primarily from an approximate 25% decline in operating expenses due to headcount reductions achieved in 1998. During 1998, ICS's headcount was reduced by approximately 33% as the result of employee terminations, the outsourcing of manufacturing, and normal attrition. ICS's first half 1998 results of operations were significantly adversely impacted by factors associated with the Company's dispute with Intel, the effects of which included lost momentum, lost revenue and margin as well as increased operating expenses, primarily for marketing and public relations expenses. (See the Company's Form 10-K annual report for the year ended December 31, 1998 for a complete description of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) ICS's first half 1998 margins were also severely impacted by volume and inventory value related manufacturing variances incurred prior to the outsourcing of its manufacturing to SCI in fourth quarter 1998. In 1999, this outsourcing has contributed to a 7.6 point improvement in ICS's systems margins. However, systems gross margin remains insufficient to cover the operating segment's current level of operating expenses, and the recovery of lost momentum caused by Intel's actions continues to be slow. In response to these negative circumstances, in second quarter 1999, the Company incurred a $2.5 million charge to consolidate its ICS operations with Intergraph operations in most European locations in order to reduce duplicate expenses. (See "Nonrecurring Operating Charges" preceding.) The Company is continuing to investigate possibilities for further expense reductions in ICS and may take additional actions in third quarter 1999.

In second quarter 1999, Intergraph Public Safety earned operating income of $3.3 million on revenues of $24.7 million, compared to operating income in second quarter 1998 of $.4 million on revenues of $13.1 million. Year-to-date, IPS has earned operating income of $5.2 million on revenues of $46 million versus operating income of $1.3 million on revenues of $25.5 million in first half 1998. Effective January 1, 1999, the Utilities business of Intergraph was merged into IPS, increasing the operating segment's first half 1999 revenues and operating income by $19.7 million and $2.7 million, respectively. First half 1998 operating results for the Utilities business are reflected in the Intergraph Software operating segment.

VeriBest incurred operating losses of $2.3 million and $3.8 million in the second quarters of 1999 and 1998, respectively, on revenues of $6.6 million and $6.1 million. In the first six months of 1999 and 1998, VeriBest incurred operating losses of $4.1 million and $8.5 million, respectively, on revenues of $14.1 million and $13.1 million. Systems gross margin has increased by 18 points from the first half 1998 level as the result of a 16% increase in revenues combined with declining royalty costs. Operating expenses have declined by 14% from the first half of 1999, primarily as the result of restructuring actions taken in fourth quarter 1998. Average employee headcount has declined by approximately 10% from the first half 1998 level. VeriBest continues to direct its selling efforts toward a newly developed line of proprietary products and monitor its operating expenses versus the level of revenues being generated.

In second quarter 1999, the Software business earned operating income of $4.1 million on revenues of $118.4 million, compared to second quarter 1998 operating income of $1.9 million on revenues of $129.1 million. Year-to-date, the Software business has earned operating income of $7.5 million on revenues of $243.9 million versus operating income of $2.4 million on revenues of $269.2 million in first half 1998. Operating income excludes the impact of certain nonrecurring income and operating expense items associated with Software operations, including the first quarter 1999 arbitration settlement charge of $8.6 million and the second quarter 1999 gain on the sale of InterCAP. Year-to-date 1998 operating income excludes the $102.8 million gain on the sale of the business unit's Solid Edge and Engineering Modeling System product lines and nonrecurring operating charges of $13.9 million, primarily for asset write-offs and employee terminations. Margins have remained relatively stable in this operating segment while operating expenses have declined by 15% from the 1998 year-to-date level. This decline is due in part to the transfer of the Utilities organization to IPS, but the majority of the expense savings is the result of headcount reductions, particularly in the sales and marketing area as the operating segment has reorganized its sales force to align expenses with the volume of revenue generated.

In second quarter 1999, Federal earned operating income of $1.4 million on revenues of $39.8 million, compared to a second quarter 1998 operating loss of $.9 million on revenues of $37.7 million. Year-to-date, Federal has earned operating income of $5.6 million on revenues of $82.5 million, compared to an operating loss of $3.3 million on revenues of $71.9 million in first half 1998. The improvement from the prior year-to-date period resulted primarily from a 38% decline in operating expenses, due in part to headcount reductions and to an increase in shipbuilding software development costs qualifying for capitalization. Systems revenue increased by 8% from the first half 1998 level, contributing to a 1.6 point improvement in systems gross margin. Revenues and margins in both 1998 and 1999 have been adversely impacted by weakened demand for the Company's hardware product offerings.

The Company continues to evaluate the performance of each operating segment relative to recovery plans established in January 1999 and may take further actions in third quarter 1999 to improve operating results of all segments.

See  Note  13  of  Notes to Consolidated Financial Statements  for
further   explanation  and  details  of  the   Company's   segment
reporting.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1999, cash totaled $75.2 million compared to $95.5 million at December 31, 1998. Cash consumed by operations in the first half of 1999 totaled $4.1 million, compared to a consumption of $22.5 million in the first half of 1998, both generally reflecting the negative cash flow effects of operating losses. In addition, first half 1999 cash consumption included the April 1st $12 million payment to Bentley Systems, Incorporated (See "Arbitration Settlement" preceding.)

Net cash generated by investing activities totaled $2.5 million in the first half of 1999, compared to a $78.7 million net generation in the first half of 1998. First half 1999 investing activities included $19.9 million in proceeds from the fourth quarter 1998 sale of the Company's manufacturing assets (See Note 8 of Notes to Consolidated Financial Statements) and $3.1 million net proceeds from the sale of InterCAP. First half 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines, $16 million in proceeds from the sale of the Company's printed circuit board manufacturing facility, and an expenditure of $26.3 million for the purchase of Zydex software rights. Other first half 1999 investing activities included expenditures for capitalizable software development costs of $9.6 million ($5 million in the first half of 1998) and capital expenditures of $5.7 million ($8 million in the first half of 1998), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $20 to $25 million for the full year 1999, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $16.5 million in the first half of 1999, compared to $16.6 million in the first half of 1998. Both periods included a net repayment of debt of approximately $18 million. This activity relates primarily to borrowings under the Company's revolving credit facility and term loan.

Under the Company's January 1997 four year fixed term loan and revolving credit agreement (as amended in October 1998), available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (7.75% at June 30, 1999) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At June 30, 1999, the Company had outstanding borrowings of $25 million (the term loan), which was classified as long-term debt in the consolidated balance sheet, and an additional $34.7 million of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts. As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $71 million ($69.5 million at July 31, 1999).

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures. In addition, the agreement includes restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes.
On April 29, 1999, the term loan and security agreement was amended to reduce the minimum net worth covenant to $300 million through December 31, 1999. Effective January 1, 2000, the minimum net worth will be increased back to its original level of $325 million.

At June 30, 1999, the Company had approximately $56 million in debt on which interest is charged under various floating rate arrangements, primarily under its four year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

In November 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology Inc. ("SCI"), a wholly owned subsidiary of SCI Systems, Inc. As part of this transaction, SCI retained the option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the Company unused inventory having a value of approximately $10.2 million in exchange for a cash payment of $2 million and a short-term installment note payable in the principal amount of $8.2 million. This note is payable in three monthly installments due August 2, September 1, and October 1, 1999 and bears interest at a rate of 9%. At June 30, 1999, the Company has increased the value of its inventories by the amount repurchased from SCI, with the majority of the increase reflected in raw materials and work-in-process. The $8.2 million note payable is included in "Short-term debt and current maturities of long-term debt" in the June 30, 1999 consolidated balance sheet. The Company plans to fund its payments to SCI with existing cash balances and does not anticipate that they will have a material impact on its operating cash flow or outstanding borrowings under its revolving credit agreement.

After generating positive operating cash flow for two consecutive quarters, the Company did not generate sufficient cash to fund its operations for the second quarter of 1999. As noted previously, this second quarter shortfall is primarily attributable to the $12 million payment made in April to settle the Bentley arbitration. The Company is managing its cash very closely; however, in the near term, it must increase its sales volume and/or align its operating expenses more closely with the level of revenue being generated if it is to fund its operations and build cash reserves without reliance on funds generated from asset sales and from external financing.



              INTERGRAPH CORPORATION AND SUBSIDIARIES


  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk

           The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's
           Form 10-K filing for its year ending December 31, 1998.



PART II.   OTHER INFORMATION
           -----------------

  Item 1:  Legal Proceedings

           On June 17, 1998, Intel filed a motion before the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" was based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. (For further
           background   information   regarding   the Company's
           complaints against Intel, see the Company's Form 10-K annual report for the year ended December 31, 1998.) The Company filed a cross motion with the Alabama Court September 15, 1998 requesting summary adjudication in favor of the Company. On June 4, 1999, the Alabama Court granted the Company's motion and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion
           for summary judgment.   Intel  has requested  leave  of
           the  Alabama  Court  to  appeal  this ruling,  but  no
           further decision has been  entered.   The Company  is
           confident of its sole ownership of the Clipper patents.

           In a separate order on June 15, 1999, the Alabama Court has extended the discovery phase of the lawsuit through October 11, 1999 and rescheduled the trial date to June 12, 2000.

  Item 4:  Submission of Matters to a Vote of Security Holders

           Intergraph Corporation's Annual Meeting of Shareholders was held on May 13, 1999. The results of the meeting follow.

           (1)  Seven directors were  elected  to  the  Board   of
                Directors to serve for the ensuing year and until their successors are duly elected and
                qualified.   All nominees  were serving as
                Directors of the Company at the time of their nomination for the current year.

                                                    Votes
                                       ------------------------------
                                           For       Against/Withheld
                                       ------------  ----------------
                Larry J. Laster         43,506,261       1,607,553
                Thomas J. Lee           43,506,227       1,607,587
                Sidney L. McDonald      43,506,100       1,607,714
                James W. Meadlock       43,442,086       1,671,728
                Keith H. Schonrock Jr.  43,504,557       1,609,257
                James F. Taylor Jr.     43,497,558       1,616,256
                Robert E. Thurber       43,502,401       1,611,413


           (2) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 44,529,621 for, 535,846 against, and 48,347 abstentions.

           (3)  Amendment One to the Intergraph Corporation  1997
                Stock Option Plan was approved by a vote of 42,840,199 for, 2,149,858 against, and 123,757 abstentions.


  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibit 10(a), agreement between Intergraph Corporation and Green Mountain, Inc., dated April 1, 1999. *(1)

           Exhibit  10(b),  Intergraph Corporation 1997  Stock
           Option Plan (3) and amendment dated January 11, 1999.
           * (4)

           Exhibit 10(c), Loan and Security Agreement, by and between Intergraph Corporation and Foothill Capital Corporation, dated December 20, 1996 and amendments dated January 14, 1997 (3), November 25, 1997 (2),
           October 30, 1998 (5), and April 29, 1999.

           Exhibit 27, Financial Data Schedule


           *Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit to this Form 10-Q.


           (1) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, under the Securities
               Exchange Act of 1934, File No. 0-9722.

           (2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the Securities
               Exchange Act of 1934, File No. 0-9722.

           (3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the Securities
               Exchange Act of 1934, File No. 0-9722.

           (4) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-8 dated
               May 24, 1999, under the Securities Exchange Act of
               1933, File No. 333-79137.

           (5) Incorporated by reference to exhibit filed with the Company's Current Report on Form 8-K dated
               November  13, 1998,  under the Securities Exchange
               Act of  1934,  File No 0-9722.

      (b) Reports on Form 8-K - on April 9, 1999, the Company filed a Current Report on Form 8-K (dated April 1,
           1999) which reported the settlement of an arbitration proceeding with Bentley Systems, Incorporated. This settlement is further described in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements contained in this Form 10-Q.



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

Date:  August 16, 1999                Date:  August 16, 1999