Form 10-Q
period 1999-09-30
INTERGRAPH CORP
filed 1999-11-15
CIK 351145

=============================================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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


 Common stock, par value  $.10 per share:  49,059,066 shares outstanding as of September 30, 1999

=============================================================================


                   INTERGRAPH CORPORATION
                         FORM 10-Q*
                     September 30, 1999

                            INDEX



                                                              Page No.
                                                              --------

PART I. FINANCIAL INFORMATION
        ---------------------

  Item 1. Financial Statements
          --------------------

          Consolidated Balance Sheets at
              September 30, 1999 and December 31, 1998            2


          Consolidated Statements of Operations for
              the quarters and nine months ended
              September 30, 1999 and 1998                         3


          Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998       4


          Notes to Consolidated Financial Statements            5 - 13


  Item 2. Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------                  14 - 26


  Item 3. Quantitive and Qualitive Disclosures About
          ------------------------------------------
          Market Risk                                            27
          -----------


PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings                                      28


  Item 6. Exhibits and Reports on Form 8-K                       29


SIGNATURES                                                       30



*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's
filings   with  the  Securities  and  Exchange   Commission,
including its most recent annual report on Form 10-K, its Form 10-Q filings for the quarters ended March 31, 1999 and June 30, 1999, and this Form 10-Q.



PART I. FINANCIAL INFORMATION
        ---------------------

           INTERGRAPH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

-----------------------------------------------------------------------------
                                              September 30,     December 31,
                                                   1999            1998
-----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                      $ 53,073        $ 95,473
  Accounts receivable, net                        282,657         312,123
  Inventories                                      37,687          38,001
  Other current assets                             33,120          48,928
-----------------------------------------------------------------------------
      Total current assets                        406,537         494,525

  Investments in affiliates                         9,641          12,841
  Other assets                                     70,492          61,240
  Property, plant, and equipment, net             110,961         127,368
-----------------------------------------------------------------------------
      Total Assets                               $597,631        $695,974
=============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                         $ 63,689        $ 64,545
  Accrued compensation                             44,433          42,445
  Other accrued expenses                           76,973          79,160
  Billings in excess of sales                      62,720          68,137
  Short-term debt and current maturities
    of long-term debt                              15,008          23,718
-----------------------------------------------------------------------------
      Total current liabilities                   262,823         278,005

  Deferred income taxes                             3,076           3,142
  Long-term debt                                   57,200          59,495
-----------------------------------------------------------------------------
      Total liabilities                           323,099         340,642
-----------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                       5,736           5,736
   Additional paid-in capital                     218,659         222,705
   Retained earnings                              174,657         249,808
   Accumulated other comprehensive income -
     cumulative translation adjustment           (  3,525)          4,161
-----------------------------------------------------------------------------
                                                  395,527         482,410
   Less - cost of 8,302,296 treasury shares
     at September 30, 1999 and 8,719,612
     treasury shares at December 31, 1998        (120,995)       (127,078)
-----------------------------------------------------------------------------
      Total shareholders' equity                  274,532         355,332
-----------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity $597,631        $695,974
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



           INTERGRAPH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


------------------------------------------------------------------------------
                                  Quarter Ended           Nine Months Ended
                                  September 30,             September 30,
                                1999         1998         1999         1998
------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                      $150,622    $173,698      $472,522     $504,710
 Maintenance and services       69,926      73,391       219,712      221,859
------------------------------------------------------------------------------
  Total revenues               220,548     247,089       692,234      726,569
------------------------------------------------------------------------------

Cost of revenues
 Systems                       115,295     124,483       341,590      364,115
 Maintenance and services       47,668      47,906       138,713      139,295
------------------------------------------------------------------------------
  Total cost of revenues       162,963     172,389       480,303      503,410
------------------------------------------------------------------------------

 Gross profit                   57,585      74,700       211,931      223,159


Product development             15,857      18,630        47,200       60,608
Sales and marketing             40,821      53,665       130,221      163,990
General and administrative      28,743      24,960        83,120       74,321
Nonrecurring operating
  charges (credit)              13,124     (   120)       15,596       13,782
------------------------------------------------------------------------------

 Loss from operations          (40,960)    (22,435)      (64,206)     (89,542)

Gains on sales of assets           ---         ---        11,505      111,042
Arbitration settlement             ---         ---       ( 8,562)         ---
Interest expense               ( 1,501)    ( 1,800)      ( 4,340)     ( 5,839)
Other income (expense) - net       427         856       ( 1,554)       1,479
------------------------------------------------------------------------------

 Income (loss) from continuing
   operations before income
   taxes                       (42,034)    (23,379)      (67,157)      17,140

Income tax expense               1,500       1,000         1,500        4,500
------------------------------------------------------------------------------

 Income (loss) from continuing
   operations                  (43,534)    (24,379)      (68,657)      12,640

Loss from discontinued
  operations                   ( 1,967)    ( 2,794)      ( 6,494)     (11,359)
------------------------------------------------------------------------------

 Net income (loss)            $(45,501)   $(27,173)     $(75,151)     $ 1,281
==============================================================================

 Income (loss) per share -
   basic and diluted:

   Continuing operations      $(   .89)   $(   .50)     $(  1.41)     $   .26
   Discontinued operations     (   .04)    (   .06)      (   .13)      (  .23)
------------------------------------------------------------------------------

     Total                    $(   .93)   $(   .56)     $(  1.54)     $   .03
==============================================================================

Weighted average shares
  outstanding - basic
  and diluted (1)               48,971      48,416        48,834       48,316
==============================================================================

(1)  Diluted shares were 48,355 for the nine months ended September 30, 1998.

The accompanying notes are an integral part of these consolidated financial statements.



           INTERGRAPH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

-----------------------------------------------------------------------------
Nine Months Ended September 30,                      1999            1998
-----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                  $(75,151)   $   1,281
  Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
   Gains on sales of assets                           (11,505)    (111,042)
   Depreciation and amortization                       36,174       39,604
   Noncash portion of arbitration settlement            3,530          ---
   Noncash portion of nonrecurring operating
     charges                                           12,694       11,353
   Net changes in current assets and liabilities        9,701       12,023
-----------------------------------------------------------------------------
   Net cash used for operating activities             (24,557)    ( 46,781)
-----------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of assets                        28,868      118,002
  Purchases of property, plant, and equipment         ( 7,915)    ( 12,392)
  Capitalized software development costs              (14,669)    (  8,647)
  Capitalized internal use software costs             ( 3,648)    (    578)
  Business acquisition, net of cash acquired          ( 1,917)         ---
  Purchase of software rights                             ---     ( 26,292)
  Other                                               ( 2,614)         250
-----------------------------------------------------------------------------
   Net cash provided by (used for)
     investing activities                             ( 1,895)      70,343
-----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                         45          182
  Debt repayment                                      (16,956)    ( 16,303)
  Proceeds of employee stock purchases and
    exercise of stock options                           2,037        2,173
-----------------------------------------------------------------------------
   Net cash used for financing activities             (14,874)    ( 13,948)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash               ( 1,074)         504
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (42,400)      10,118
Cash and cash equivalents at beginning of period       95,473       46,645
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 53,073     $ 56,763
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and nine months ended September 30, 1998 to provide comparability with the current year presentation.

NOTE 2:  Discontinued Operations.  On October 31, 1999, the Company sold
         its   VeriBest,   Inc.  operating  segment  to  Mentor   Graphics
         Corporation,  a  global  provider  of  electronic  hardware   and
         software design solutions and consulting services. The total assets and liabilities of VeriBest at the date of the sale were $11,600,000 and $8,400,000, respectively. Under the terms of the agreement, the Company retained ownership of VeriBest's outstanding accounts receivable as of the date of the sale. The settlement of this transaction was primarily in the form of cash. The resulting gain, estimated to be in the range of $14,000,000 to $15,000,000, will be recorded in the Company's fourth quarter results of operations.

         Because the sale was completed before the Company filed this quarterly report on Form 10-Q for third quarter 1999, the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998 reflect VeriBest's business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." No interest expense has been allocated to discontinued operations for any of the periods presented due to the immateriality of the amounts. Discontinued operations have not been presented separately in the consolidated balance sheets or statements of cash flows. Other than their operating losses for the periods presented, the discontinued operations did not have a significant impact on the Company's consolidated cash flow or financial position.

         Summarized financial information for VeriBest is as follows:

         -------------------------------------------------------------------
                                    Quarter Ended          Nine Months Ended
                                    September 30,            September 30,
                                    1999      1998          1999      1998
         -------------------------------------------------------------------
         (In thousands)

         Revenues:
          Unaffiliated customers  $ 7,911   $ 6,535       $21,946   $19,486
          Intercompany revenues        40        50           141       242
         -------------------------------------------------------------------
           Total revenues           7,951     6,585        22,087    19,728

         Operating loss before
           nonrecurring charges    (1,203)   (3,084)       (5,333)  (11,662)
         Nonrecurring operating
           charges                    871       ---           871       ---
         Loss before income taxes  (1,965)   (2,794)      ( 6,485)  (11,355)
         Net loss                 $(1,967)  $(2,794)     $( 6,494) $(11,359)
         -------------------------------------------------------------------




         -------------------------------------------------------------------
                                            September 30,    December 31,
                                               1999             1998
         -------------------------------------------------------------------
         (In thousands)

         Cash and cash equivalents (1)        $2,227           $1,951
         Accounts receivable (1)               6,240            7,690
         Other current assets                    462              813
         Other assets                          4,111            4,820
         Current liabilities                  (9,497)         (11,064)
         -------------------------------------------------------------------
         Net assets of VeriBest               $3,543           $4,210
         ===================================================================

         (1)  These assets were specifically excluded from the sale.

NOTE 3: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 1998, and its Form 10-Q filings for the quarters ended March 31, 1999 and June 30, 1999, the Company has ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments in the third quarter of 1999.

NOTE 4: Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American
         Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly account for and pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages.

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

         Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12,000,000 and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3,500,000 on the Company's books, and the Company's investment in BSI (reflected in "Investments in affiliates" in the Company's consolidated balance sheets) was reduced accordingly. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1,200,000 net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

         In first quarter 1999, the Company accrued a nonoperating charge to earnings of $8,562,000 ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the nine months ended September 30, 1999.

         The April 1st $12,000,000 payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 5: Zydex. On January 15, 1998, the Company's litigation with Zydex, Inc. was settled, resulting in the Company's purchase of 100% of the common stock of Zydex for $26,300,000, with $16,000,000 paid at closing of the agreement and the remaining amount to be paid in 15 equal monthly installments, including interest. In March 1998, the Company prepaid in full the remaining amount payable to Zydex. The former owner of Zydex retains certain rights to use, but not sell or sublicense, plant design system application software ("PDS") for a period of 15 years following the date of closing. In addition to the purchase price of common stock, the Company was required to pay additional royalties to Zydex in the amount of $1,000,000 at closing of the agreement. These royalties were included in the Company's 1997 results of operations and therefore did not affect 1998 results. The first quarter 1998 cash payments to Zydex were funded by the Company's primary lender and by proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company's liquidity.

         The Company capitalized the $26,300,000 cost of the PDS software rights and is amortizing it over an estimated useful life of seven years. The unamortized balance, approximately $19,700,000 at September 30, 1999, is included in "Other assets" in the September 30, 1999 consolidated balance sheet.

NOTE 6: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------------
                                     September 30,     December 31,
                                          1999             1998
         -----------------------------------------------------------------
         (In thousands)

         Raw materials                 $ 2,109          $ 2,739
         Work-in-process                14,902            3,594
         Finished goods                  7,144           15,597
         Service spares                 13,532           16,071
         -----------------------------------------------------------------
         Totals                        $37,687          $38,001
         =================================================================

         On June 30, 1999, the Company repurchased inventory from SCI having a value of approximately $10,200,000, the majority of which is classified as raw materials and work-in-process. For a complete discussion of this transaction, see Note 9.

         In third quarter 1999, as a result of the Company's exit from the personal computer (PC) and generic server business, the Company recorded an inventory write-down of approximately $7,000,000, primarily related to its finished goods inventory. See Note 11 for further discussion.

NOTE 7: Property, plant, and equipment - net includes allowances for depreciation of $239,517,000 and $259,074,000 at September 30, 1999 and December 31, 1998, respectively.

NOTE 8: In January 1999, the Company acquired the assets of PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition did not materially affect the Company's revenues, net loss, or loss per share for the nine months ended September 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year.

NOTE 9: In November 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology, Inc. (SCI) a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the
         Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 (included in "Other current assets" in the December 31, 1998 consolidated balance sheet) was received on January 12, 1999. For a complete discussion of the SCI transaction and its anticipated impact on future operating results and cash flows, see the Company's Form 10-K annual report for the year ended December 31, 1998.

         As part of this transaction, SCI retained the option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of the sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the Company unused inventory having a value of approximately $10,200,000 in exchange for a cash payment of $2,000,000 and a short-term installment note payable in the principal amount of $8,200,000. This note was payable in three monthly installments due August 2, September 1, and October 1, 1999 and bore interest at a rate of 9%. The Company's payments to SCI were funded primarily with existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 10: In first quarter 1998, the Company sold its Solid Edge and Engineering Modeling System product lines to Electronic Data Systems Corporation and its Unigraphics Solutions, Inc. subsidiary for $105,000,000 in cash. The Company recorded a gain on this transaction of $102,767,000 ($2.13 per share). This gain is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1998.

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

NOTE 11: Nonrecurring Operating Charges. In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5,400,000 and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. In the second and third quarters of 1998, $859,000 and $120,000, respectively, of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The third quarter credit and year-to-date charge of approximately $4,500,000 are included in
         "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and nine months ended September 30, 1998. During the remainder of 1998, an additional $1,200,000 of the costs accrued in the first quarter were reversed. In fourth quarter 1998, additional European reorganization costs of $2,000,000 were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $4,100,000, with $2,400,000 and $1,000,000 expended in the first nine months of 1998 and 1999, respectively. The Company estimates this European reorganization has resulted in an annualized savings of approximately $7,000,000.

         The remainder of the 1998 nonrecurring operating charges consists primarily of write-offs of a) certain intangible assets, primarily capitalized business system software no longer in use,
         b) goodwill recorded on a prior acquisition of a domestic subsidiary and determined to be of no value, and c) a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3,400,000 of the Company's annual operating expenses.

         In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems (ICS) operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the
         European hardware sales efforts within the Intergraph subsidiaries in that region. The associated cost of $2,500,000, primarily for employee severance pay, is included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the nine months ended September 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. Cash outlays to date related to this charge approximate $1,100,000. The Company estimates that this resizing will result in annual savings of up to $3,000,000.

         In third quarter 1999, the Company took further actions to reduce expenses in its unprofitable business units and restructure the Company to fully support the vertical markets in which the Company operates. These actions included eliminating approximately 400 positions worldwide, consolidating offices, completing the worldwide vertical market alignment of the sales force, and narrowing the focus of the Company's Intergraph Computer Systems (ICS) business unit to high-end workstations, specialty servers, digital video products and 3D graphics cards. As a result of these actions, the Company recorded a nonrecurring charge to operations of $20,124,000, $7,000,000 of which is recorded as a component of "Cost of revenues - Systems" in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. This $7,000,000 charge represents the costs of inventory write-offs incurred as a result of ICS's exit from the PC and generic server business. The Company estimates that this change in ICS's product offerings will reduce its annual systems revenues by approximately $70,000,000 to $80,000,000. The associated margin for these products ranges from 15.5% to 17.5%. The Company has announced a new line of workstations and speciality servers and endeavers to replace revenue associated with its discontinued products with increased sales volume of its new offerings. Additionally, the Company believes these new offerings will produce higher product margins resulting from certain product design changes at the component level.

         Severance costs associated with the third quarter 1999 restructuring totaled approximately $8,700,000, $7,846,000 of which is included in "Nonrecurring operating charges (credit) in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. The remaining severance costs relate to headcount reductions in the Company's VeriBest operating segment. This segment was sold on October 31, 1999, and accordingly, its operating results are reflected in "Loss from discontinued operations" in the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998. (For further discussion of this transaction and its impact on the Company's results of operations and financial position, see Note 2.) Approximately 400 positions were eliminated through direct reductions in workforce. All employee groups were affected, but the majority of eliminated positions derived from the sales and marketing, general and administrative, and customer support areas. Cash expenditures during the third quarter related to this restructuring totaled approximately $2,300,000. The Company estimates the annual savings resulting from this reduction in force will approximate $22,000,000.

         The remainder of the third quarter 1999 nonrecurring operating charges consists of write-offs of capitalized business system software no longer required as a result of the verticalization of the Company's business units and resulting decentralization of parts of the corporate financial function.

         At September 30, 1999, the total remaining accrued liability for severance relating to the 1998 and 1999 headcount reductions was approximately $8,500,000 and is included in "Other accrued expenses" in the September 30, 1999 consolidated balance sheet. These costs are expected to be paid over the remainder of 1999, with the exception of severance liabilities in certain European countries, which typically take several months to be settled.

         Severance payments to date have been funded from existing cash balances. The fourth quarter severance payments will be funded from existing cash balances and proceeds from the sale of VeriBest. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.


NOTE 12: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions, divestitures, and nonrecurring operating charges, in reconciling net income (loss) to net cash used for operations are as follows:

  ------------------------------------------------------------------------
                                    Cash Provided By (Used For) Operations
  Nine Months Ended September 30,                 1999           1998
  ------------------------------------------------------------------------
  (In thousands)

  (Increase) decrease in:
    Accounts receivable, net                    $21,753       $32,305
    Inventories                                   1,734       (11,940)
    Other current assets                         (1,990)        2,820
  Increase (decrease) in:
    Trade accounts payable                       (  298)      ( 8,427)
    Accrued compensation and other
     accrued expenses                            (8,869)      (   454)
    Billings in excess of sales                  (2,629)      ( 2,281)
  ------------------------------------------------------------------------
  Net changes in current assets
    and liabilities                             $ 9,701       $12,023
  ========================================================================

         Investing and financing transactions in the first nine months of 1999 that did not require cash include the acquisition of a business in part for future obligations totaling approximately $3,300,000 (see Note 8), the purchase of inventory for future obligations totaling $2,700,000 (see Note 9), and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000. There were no significant noncash investing and financing transactions in the first nine months of 1998.

NOTE 13: Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 14: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement replaces previous requirements that segment information be reported along industry lines with a new operating segment approach. Operating segments are defined as components of a business for which separate financial information is regularly evaluated in determining resource allocation and operating performance. Prior to October 31, 1999, the Company's operating segments consisted of Intergraph Computer Systems (ICS), Intergraph Public Safety, Inc. (IPS), VeriBest, Inc. (VeriBest) and the Software and Federal Systems ("Federal") business (collectively, the Software and Federal businesses form what is termed "Intergraph"). Effective October 31, 1999, the Company sold the assets of its VeriBest operating segment (see Note 2), and accordingly, its operating results have been removed from continuing operations and are reflected in "Loss from discontinued operations" in the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998. A complete description of this transaction and its impact on the Company's results of operations and financial position, including summarized financial information for the quarters and nine months ended September 30, 1999 and 1998, is included in Note 2.

         The Company's reportable segments are strategic business units which are organized by the types of products sold and the specific markets served. They are managed separately due to unique technology and marketing strategy resident in each of the Company's markets.

         ICS supplies high performance Windows NT-based graphics workstations, 3D graphics subsystems, servers, and other hardware products. IPS develops, markets, and implements systems for public safety agencies. Intergraph supplies software and solutions, including hardware purchased from ICS, consulting, and services to the process and building and infrastructure industries and provides services and specialized engineering and information technology to support Federal government programs.

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

         The  following  table  sets forth revenues and  operating  income
         (loss) before nonrecurring charges by operating segment for the quarters and nine months ended September 30, 1999 and 1998.

  ------------------------------------------------------------------------
                                   Quarter Ended        Nine Months Ended
                                   September 30,           September 30,
                                  1999      1998         1999       1998
  ------------------------------------------------------------------------
  (In thousands)

  Revenues
  ICS:
    Unaffiliated customers      $53,644   $69,311     $168,665    $185,713
    Intersegment revenues        32,140    45,019       96,549     147,147
  ------------------------------------------------------------------------
                                 85,784   114,330      265,214     332,860
  ------------------------------------------------------------------------

  IPS:
    Unaffiliated customers       19,245    11,951       61,777      37,361
    Intersegment revenues         4,871        39        8,375         173
  ------------------------------------------------------------------------
                                 24,116    11,990       70,152      37,534
  ------------------------------------------------------------------------

  Intergraph Software:
    Unaffiliated customers      108,786   125,611      344,086     393,841
    Intersegment revenues         2,487       462       11,796       1,463
  ------------------------------------------------------------------------
                                111,273   126,073      355,882     395,304
  ------------------------------------------------------------------------

  Intergraph Federal:
    Unaffiliated customers       38,873    40,216      117,706     109,654
    Intersegment revenues         1,240       840        4,946       3,317
  ------------------------------------------------------------------------
                                 40,113    41,056      122,652     112,971
  ------------------------------------------------------------------------
                                261,286   293,449      813,900     878,669
  ------------------------------------------------------------------------
  Eliminations                  (40,738)  (46,360)    (121,666)   (152,100)
  ------------------------------------------------------------------------
  Total revenues               $220,548  $247,089     $692,234    $726,569
  ========================================================================

  ------------------------------------------------------------------------
  Operating income (loss) before nonrecurring charges

  ICS                          $(20,237) $(15,617)    $(39,743)   $(55,000)
  IPS                             2,400       658        7,586       1,961
  Intergraph Software           ( 2,765)    4,954        4,765       7,313
  Intergraph Federal              3,496   ( 3,958)       9,131     ( 7,274)
  Corporate                     (10,730)  ( 8,592)     (30,349)    (22,760)
  ------------------------------------------------------------------------
  Total                        $(27,836) $(22,555)    $(48,610)   $(75,760)
  ========================================================================

         Effective January 1, 1999, the Utilities business of Intergraph was merged into IPS, increasing the operating segment's revenues and operating income for the first nine months of 1999 by $31,180,000 and $3,850,000, respectively, and reducing the Intergraph Software operating segment figures by those amounts.

         Amounts included in the "Corporate" column consist of general corporate expenses, primarily general and administrative expenses (including legal fees of $14,456,000 and $7,656,000 for the first nine months of 1999 and 1998, respectively) remaining after charges to the operating segments based on segment usage of those services.

         Significant profit and loss items for the first nine months of 1999 that are not allocated to the segments and not included in
         the   analysis  above  include  an  $8,562,000  charge   for   an
         arbitration settlement agreement reached with Bentley Systems, Inc. (see Note 4), an $11,505,000 gain on the sale of a subsidiary (see Note 17), and nonrecurring operating charges of $15,596,000 (see Note 11). Such items for the first nine months of 1998 include gains on sales of assets of $111,042,000 (see
         Note  10) and nonrecurring operating charges of $13,782,000  (see
         Note 11).

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 15: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Under this Statement, all nonowner changes in equity during a period are to be reported as a component of comprehensive income (loss). During the nine months ended September 30, 1999 and 1998, the Company's comprehensive income
         (loss)   totaled  ($82,837,000)  and  $4,396,000,   respectively.
         Comprehensive income (loss) differs from net income (loss) due to foreign currency translation adjustments.

NOTE 16: Effective January 1, 1999, the Company adopted American
         Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which defines computer software costs to be capitalized or expensed to operations. Implementation of this new accounting standard did not significantly affect the Company's results of operations for the nine months ended September 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year, as the Company has historically been in substantial compliance with the practice required by the Statement.

NOTE 17: On April 16, 1999, the Company completed the sale  of
         InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12,150,000, consisting of $3,853,000 in cash received at closing, a deferred payment of $2,500,000 due in August 1999, and a $5,797,000 convertible subordinated debenture due in March 2002 (included in "Other assets" in the September 30, 1999 consolidated balance sheet). The August 1999 payment was not received, and as a result, an alternative payment installment plan was established. Under this plan, two monthly installment payments of $1,250,000 plus interest were received on September 28, and October 28, 1999. The receivable for the October 28 payment is included in "Other current assets" in the September 30, 1999 consolidated balance sheet. The resulting gain on this transaction of $11,505,000 is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1999. InterCAP's revenues and losses for 1998 were $4,660,000 and $1,144,000, respectively,
         ($3,600,000 and $1,853,000 for 1997). Assets of the subsidiary at December 31, 1998 totaled $1,550,000. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to the sale.

NOTE 18: In June 1998, the Financial Accounting Standards Board
         (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS
         133), requiring companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. In July 1999, the FASB delayed the implementation of this new accounting standard to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The Company is evaluating the effects of adopting SFAS 133, but does not anticipate that it will have a material impact on its consolidated operating results or financial position.




                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
-------

Earnings. On October 31, 1999, the Company sold substantially all of the assets of its VeriBest operating segment. Because this sale was completed before the Company filed its quarterly report on Form 10-
Q for third quarter 1999, the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998 reflect VeriBest's business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." As such, except where noted otherwise, the following discussion of the Company's results of operations excludes the impact of the VeriBest business and addresses only results of continuing operations. VeriBest's results of operations for the quarters and nine months
ended  September 30, 1999 and 1998 are discussed separately.   (See
"Discontinued Operations" following.) Discontinued operations have not been presented separately in the consolidated balance sheets or statements of cash flows, and as such, they are not segregated from the related discussions. Other than their operating losses for the periods presented, the discontinued operations did not have a significant impact on the Company's consolidated cash flow or financial position.

In third quarter 1999, the Company incurred a net loss from continuing operations of $.89 per share on revenues of $220.5 million, including nonrecurring charges to operations of $20.1 million ($.41 per share) for the cost of actions taken during the quarter to reduce expenses in its unprofitable business units and restructure the Company to fully support the vertical markets in which the Company operates. These actions included eliminating approximately 400 positions worldwide, consolidating offices, completing the worldwide vertical market alignment of the sales force, and narrowing the focus of the Company's Intergraph Computer Systems
(ICS) business unit to high-end workstations, specialty servers, digital video products and 3D graphics cards. The third quarter 1998 net loss from continuing operations was $.50 per share on revenues of $247.1 million. Excluding the nonrecurring operating charges, the third quarter 1999 loss from operations was $.43 per share versus a loss of $.47 per share for the third quarter of
1998.   This loss improvement resulted primarily from a 12% decline in operating expenses.

For the first nine months of 1999, the Company incurred a net loss from continuing operations of $1.41 per share on revenues of $692.2 million, including an $11.5 million ($.24 per share) gain on the sale of a subsidiary, an $8.6 million charge ($.18 per share) for the settlement of its arbitration proceedings with Bentley Systems, Inc., and nonrecurring operating charges of $22.6 million ($.46 per share), primarily for employee termination costs and asset write-offs recorded in connection with the Company's new business
strategy.   (See "Nonrecurring Operating Charges" following.)   For
the same period in 1998, the Company earned net income from continuing operations of $.26 per share on revenues of $726.6 million, including a $102.8 million ($2.13 per share) gain on the sale of its Solid Edge and Engineering Modeling System product lines, a $13.8 million ($.29 per share) charge for nonrecurring operating expenses (primarily employee termination costs and write-
off of certain intangible assets), and an $8.3 million ($.17 per share) gain on the sale of its printed circuit board manufacturing facility. Excluding the nonrecurring charges and one time gains, the  year  to date 1999 operating loss is $.85 per share  versus  a
loss  of  $1.57  per  share for the same prior  year  period.   The
improvement is the result of a 13% decline in operating expenses. While the Company has realized considerable improvement in its
operating   expense  levels,  the  Company  has  not  returned   to
profitability, as revenue levels remain suppressed and inadequate to cover the current expense level.

Remainder of the Year. The Company expects that the industry will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system (Windows NT) and hardware architecture (Intel) strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer Windows NT and Intel as the systems for their products. The Company has lost significant market share in this generic undifferentiated market due to the actions of Intel. The Company is actively engaged in discussions with potential business partners for Intergraph Computer Systems to help stem the losses in this business unit.

Improvement in the Company's operating results will continue to depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively
priced,   offer   enhanced   performance,   and   meet   customers'
requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. To achieve and maintain profitability, the Company must increase its sales volume and/or align its operating expenses more closely with the level of revenue and gross margin currently being generated. During the third quarter, the Company has taken actions to reduce expenses in its unprofitable business units and restructure the Company to fully support the vertical industries where it operates. (For a complete description of these actions, see "Nonrecurring Operating Charges" following.) However, there can be no assurance that these actions will restore it to profitability.

Discontinued Operations. On October 31, 1999, the Company sold its VeriBest, Inc. operating segment to Mentor Graphics Corporation, a
global   provider  of  electronic  hardware  and  software   design
solutions and consulting services. The total assets and liabilities of VeriBest at the date of the sale were $11.6 million and $8.4 million, respectively. Under the terms of the agreement, the Company retained ownership of VeriBest's outstanding accounts receivable as of the date of the sale. The settlement of this transaction was primarily in the form of cash. The resulting gain, estimated to be in the range of $14 to $15 million, will be recorded in the Company's fourth quarter results of operations.

VeriBest incurred operating losses of $2.1 million and $3.1 million in the third quarters of 1999 and 1998, respectively, on revenues of $8 million and $6.6 million. In the first nine months of 1999 and 1998, VeriBest incurred operating losses of $6.2 million and $11.7 million, respectively, on revenues of $22.1 million and $19.7 million. VeriBest's operating loss for third quarter 1999 includes
nonrecurring  operating  charges  of  approximately   $.9   million
incurred  for  employee  terminations as  part  of  a  company-wide
restructuring   plan.   (See   "Nonrecurring   Operating   Charges"
following.) Systems gross margin increased by 13 points from the first nine months of 1998 as the result of a 23% increase in revenues combined with declining royalty costs. Operating expenses declined by 12% from the first nine months of 1998, primarily as the result of restructuring actions taken in fourth quarter 1998. Average employee headcount declined by approximately 10% from the prior year-to-date level.

VeriBest's results of operations have been reported as discontinued operations in the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998 in accordance with Accounting Principles Board Opinion No. 30. For further information regarding this discontinued operation, including summarized financial information for all periods presented, see Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Nonrecurring Operating Charges. In first quarter 1998, the Company reorganized its European operations to reflect the organization of the Company into distinct business units and to align operating expenses more closely with revenue levels in that region. The cost of this reorganization, primarily for employee severance pay and related costs, was originally estimated at $5.4 million and recorded as a nonrecurring operating charge in the first quarter 1998 consolidated statement of operations. In the second and third quarters of 1998, $.9 million and $.1 million, respectively, of the costs accrued in the first quarter were reversed as the result of incurrence of lower severance costs than originally anticipated. The third quarter credit and year-to-date charge of approximately $4.5 million are included in "Nonrecurring operating charges
(credit)"  in  the  consolidated statements of operations  for  the quarter and nine months ended September 30, 1998. During the remainder of 1998, an additional $1.2 million of the costs accrued in the first quarter were reversed. In fourth quarter 1998, additional European reorganization costs of $2 million were recorded for further headcount reductions. Approximately 80 European positions were eliminated in the sales and marketing, general and administrative, and pre- and post-sales support areas. Cash outlays to date related to this charge approximate $4.1 million, with $2.4 million and $1 million expended in the first nine months of 1998 and 1999, respectively. The Company estimates the European reorganization has resulted in an annualized savings of approximately $7 million.

The remainder of the 1998 nonrecurring operating charges consists primarily of write-offs of a) certain intangible assets, primarily capitalized business system software no longer in use, b) goodwill recorded on a prior acquisition of a domestic subsidiary and determined to be of no value, and c) a noncompete agreement with a former third party consultant. Prior to the write-off, amortization of these intangibles accounted for approximately $3.4 million of the Company's annual operating expenses.

In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems (ICS) operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales efforts within the Intergraph subsidiaries in that region. The associated cost of $2.5 million, primarily for employee severance pay, is included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the nine
months   ended  September  30,  1999.   Approximately  46  European
positions were eliminated, all in the sales and marketing area. Cash outlays to date related to this charge approximate $1.1 million. The Company estimates that this resizing will result in annual savings of up to $3 million.

In third quarter 1999, the Company took further actions to reduce expenses in its unprofitable business units and restructure the Company to fully support the vertical markets in which the Company operates. These actions included eliminating approximately 400 positions worldwide, consolidating offices, completing the worldwide vertical market alignment of the sales force, and narrowing the focus of the Company's ICS business unit to high-end workstations, specialty servers, digital video products and 3D graphics cards. As a result of these actions, the Company recorded a nonrecurring charge to operations of approximately $20.1 million, $7 million of which is recorded as a component of "Cost of revenues - Systems" in the
consolidated  statement  of operations.   This  $7  million  charge
represents the costs of inventory write-offs incurred as  a  result of ICS's exit from the PC and generic server business. The Company estimates that this change in ICS's product offerings will reduce its annual systems revenues by approximately $70 to $80 million. The associated margin for these products ranges from 15.5% to
17.5%.   The  Company has announced a new line of workstations  and speciality servers and endeavers to replace revenue associated with its discontinued products with increased sales volume of its new offerings. Additionally, the Company believes these new offerings will produce higher product margins resulting from certain product design changes at the component level.

Severance costs associated with the third quarter 1999 restructuring totaled approximately $8.7 million, $7.8 million of which is included in "Nonrecurring operating charges (credit)" in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. The remaining severance costs relate to headcount reductions in the Company's VeriBest operating
segment.    This  segment  was  sold  on  October  31,  1999,   and
accordingly, its operating results are reflected in "Loss from discontinued operations" in the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998. (For further discussion of this transaction and its impact on the Company's results of operations and financial position, see "Discontinued Operations" preceding and Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.) Approximately 400 positions company-wide were eliminated through direct reductions in workforce. All employee groups were affected, but the majority of eliminated positions derived from the sales and marketing, general and administrative, and customer support areas.
Cash   expenditures  during  the  third  quarter  related  to  this
restructuring  totaled  approximately $2.3  million.   The  Company
estimates the annual savings resulting from this reduction in force will approximate $22 million.

The remainder of the third quarter 1999 nonrecurring operating charges consists of write-offs of capitalized business system software no longer required as a result of the verticalization of the Company's business units and resulting decentralization of parts of the corporate financial function.

At September 30, 1999, the total remaining accrued liability for severance relating to the 1998 and 1999 headcount reductions was approximately $8.5 million and is included in "Other accrued expenses" in the September 30, 1999 consolidated balance sheet. These costs are expected to be paid over the remainder of 1999, with the exception of severance liabilities in certain European countries, which typically take several months to be settled.

Severance payments to date have been funded from existing cash balances. The fourth quarter severance payments will be funded from existing cash balances and proceeds from the sale of VeriBest. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Form 10-K filing for its year ended December 31, 1998 and its Form 10-Q filings for the quarters ended March 31, 1999 and June 30, 1999, the Company has extensive ongoing litigation with Intel Corporation, and its
business   is   subject   to  certain  risks   and   uncertainties.
Significant litigation developments during the third quarter of 1999 are discussed below.

Intel Litigation. On October 12, 1999, the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") reversed its June 4, 1999 order which had ruled that Intel
had  no  license to use the Company's Clipper patents.   The  order
dismissed the Company's patent claims against Intel. (For further background information regarding this patent dispute and the Company's other complaints against Intel, see the Company's Form
10-K annual report for the year ended December 31, 1998.) The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit (the "Appeals Court"). No decision has been entered.

On November 5, 1999, the Appeals Court vacated the Preliminary Injunction that had been entered by the Alabama Court April 10, 1998 which had enjoined Intel from cutting off shipments to the Company of chips and advanced product information. The Company is unable to determine at this time whether this ruling will have a material effect on the Company's operations.

During the course of the Intel Litigation, the Company has employed a variety of experts to prepare estimates of the damages suffered by the Company under various claims of injury brought by the Company in this litigation. The following damage estimates were provided to Intel in the August/September 1999 time frame in due course of the litigation process: estimated damages for injury covered under non-
patent   claims  through  June,  1999  -  $100  million;  estimated additional damages for injury covered under non-patent claims through December, 2003 - $400 million subject to present-value
reduction.   These numbers are estimates only and any  recovery  of
damages in this litigation could be substantially less than these estimates or substantially greater than these estimates depending on a variety of factors that cannot be determined at this time. Factors that could lead to recovery substantially less that these estimates include, but are not limited to: the failure of the Alabama Court or the Appeals Court to sustain the legal basis for one or more of the Company's claims; the failure of the jury to award amounts consistent with these estimates; the failure of the Alabama Court or the Appeals Court to sustain any jury award in amounts consistent with these estimates; the settlement by the Company of the Intel Litigation which settlement includes payment to the Company in an amount inconsistent with these estimates; the failure of the Company to successfully defend itself from Intel's patent counterclaims in the Alabama Court and in the Appeals Court and a consequential recovery by Intel for damages and/or a permanent injunction against the Company. Factors that could lead to recovery substantially greater than these estimates include, but are not limited to, success by the Company in recovering punitive damages on one or more of its non-patent claims.

The trial is scheduled for June 12, 2000.

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

Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12 million and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3.5 million on the Company's books, and the Company's investment in
BSI (reflected in "Investments in  affiliates"  in  the   Company's
consolidated balance sheets) was reduced accordingly. As a result of the settlement, Intergraph's equity ownership in BSI has been reduced to approximately 33%. Additionally, the Company had a $1.2 million net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

In first quarter 1999, the Company accrued a nonoperating charge to earnings of approximately $8.6 million ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the nine months ended September 30, 1999.

The April 1st $12 million payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Year 2000 Issue. As further described in the Company's Form 10-K annual report for the year ended December 31, 1998 and its Form 10-Q filings for the quarters ended March 31, 1999 and June 30, 1999, the Company has implemented a program to mitigate and/or prevent the possible adverse effects on its operations of Year 2000 problems in its software and hardware products sold to customers and in its internally used software and hardware.

The Company's efforts to identify and resolve Year 2000 issues related
to its hardware  and  software product offerings are  complete.   All
products currently offered in the Company's standard price list have a Year 2000 compliant version available. In addition, the Company has completed a significant effort to contact its customers and business partners to ensure that customers are aware of how to acquire detailed Year 2000 information regarding any Intergraph-
produced  product.   The  Company's Web site  allows  customers  to
request specific product information related to the Year 2000 issue, and provides a mechanism for requesting specific product
upgrade  paths.   Customers  under maintenance  contract  with  the
Company have been upgraded to compliant versions of the Company's software, and selected hardware remedies have been completed where appropriate. The Company has also developed plans to make support available to its customers during the end of 1999 holiday period. The Company does not believe that any Year 2000 problems in its installed base of products or in its current product offerings present a material exposure for the Company. However, the Company could suffer a loss of maintenance revenue should its customers discontinue any noncompliant products and not replace them with other products of the Company, and product sales could be lost should customers replace any noncompliant products with products of other companies. In addition, any liability claims by customers would increase the Company's legal expenses and, if successful, could  have  an  adverse impact on the results  of  operations  and
financial   position  of  the  Company.   The   Company's   product
compliance  costs have not had and are not anticipated  to  have  a
material   impact  on  its  results  of  operations  or   financial
condition.

Year 2000 readiness of the Company's business critical internal systems has been a top priority of the Company's Year 2000 program team. All U.S. business critical internal systems upgrades and programming changes have been implemented and tested as of the end of second
quarter  1999.   The  Company believes  that  it  has  successfully
implemented all internal systems changes and replacements necessary to ensure Year 2000 compliance of these internal systems, but has contingency plans to perform further upgrades to existing systems if unanticipated problems occur. The majority of the Company's business systems were developed internally, and as a result, the
Company  has  the available source code and staff  to  correct  any
problems  which  might  arise.  Efforts  to  upgrade  and   replace
noncompliant international business systems are nearing completion.
All  Year  2000 efforts with respect to these systems are scheduled to be completed before the end of the year, and the Company has not identified any significant risks in this area. The Company plans to  have a full operations staff working on January 1, 2000 in case
any  problems  arise  with respect to its  internal  systems.   The
Company  has  employed  no  additional  resources  to  perform  the
upgrades   and  programming  changes  necessary  for  its  internal
systems, and as such, the related costs have not had and are not anticipated to have a material impact on its results of operations or financial condition.

The Company has conducted a program of investigation with its critical suppliers to ensure continuous and uninterrupted supply, and includes Year 2000 provisions in its new supplier agreements. This program consisted primarily of a major survey campaign and follow-
up with significant suppliers to monitor compliance. The Company has also initiated discussions with other entities with which it
interacts   electronically,  including  customers   and   financial
institutions, to ensure those parties have appropriate plans to remedy any Year 2000 issues. To date, responses to third party Year 2000 surveys provide assurance that these third parties will achieve Year 2000 compliance, and no significant risks have been identified. There cannot be complete assurance that the systems of other companies on which the Company relies will be timely converted, and the Company could be adversely impacted by any suppliers, customers, and other businesses who do not successfully address this issue. The Company continues to assess these risks in
order  to  reduce  any  potential adverse impact.   No  substantial
contingency  plans have been developed in this area as the  Company is  relying on the vendors' representations that they are Year 2000
compliant.   If  problems  arise due to  the  failure  of  critical
suppliers or other third party providers to achieve Year 2000 compliance, the Company will be forced to seek alternative sources of supply.

The Company believes it has effectively resolved the Year 2000 issue with respect to its business critical internal systems in a timely manner; however, there cannot be complete assurance that unforeseen problems will not occur, which could conceivably result in delays in sales order processing, shipping, invoicing, and collections, among other areas. The Company believes its most reasonably likely
worst   case   scenarios,   however,  relate   to   the   potential
noncompliance of third parties. If Year 2000 compliance is not achieved by significant vendors and other third parties, including utilities and transportation providers, among others, the Company could experience interruptions in its normal business activities, potentially resulting in material adverse effects on its operating
results.   The Company also believes it may have some risk  related
to   the   internal  systems  of  its  international  subsidiaries.
However, these efforts are being monitored closely, and the subsidiaries all believe that they will effectively resolve any remaining Year 2000 issues by the end of the year.

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


ORDERS/REVENUES
---------------

Orders. Systems orders for the third quarter and first nine months of 1999 totaled $154.9 million and $462.6 million, respectively, reflecting declines of approximately 10% and 16%, respectively, from the same prior year periods. Included in these totals are orders for the Company's discontinued VeriBest operation of $3.7 million and $9.8 million, respectively, as compared to $2.9 million and $8.2
million,  respectively,  for the same prior  year  periods.   Order
volumes   have  declined  worldwide,  primarily  in  the  Company's
hardware  business, though weakness has been noted in the Company's
software   segments  as  well,  particularly   in   the   Company's
international markets. U.S. systems orders increased by 9% from the third quarter of 1998 and decreased 14% from the first nine
months  of  1998.   The  third  quarter  improvement  is  primarily
attributable to a 54% increase in federal government orders.   Most
of  this  increase was due to government funding delays  in  second
quarter  1999.   Year-to-date, federal orders have improved  by  4%
from the prior year-to-date level. The year-to-date decline in U.S. systems orders is due to the weakened demand for the Company's hardware product offerings. International systems orders declined by 33% and 19% from the third quarter and first nine months of 1998, respectively, with declines across the board in all regions.

Revenues. Total revenues from continuing operations for the third quarter and first nine months of 1999 were $220.5 million and $692.2 million, respectively, down approximately 11% and 5%, respectively,
from   the  comparable  prior  year  periods.   The  factors  noted
previously as contributing to the orders decline have had a similar impact on the Company's revenues. Year-to-date declines in systems and maintenance revenues of 6% and 8%, respectively, were partially offset by a 14% improvement in services revenue. Geographically, the composition of the Company's revenues has remained consistent with the prior year level, with European revenues representing
approximately   31%  of  total  revenues  and  total  international
revenues  representing  50%  of the consolidated  total.   Currency
fluctuations did not have a significant impact on revenues for the first nine months of 1999 as weakening of the U.S. dollar in the Company's Asian markets was offset by strengthening of the dollar in Europe and other international regions.

Systems. Systems revenue from continuing operations for the third quarter and first nine months of 1999 was $150.6 million and $472.5 million, respectively, down 13% and 6%, respectively, from the same prior year periods. Competitive conditions manifested in declining per unit sales prices continue to adversely affect the Company's systems revenues and margin. In addition, the Company's hardware revenues remain low as the Company has lost momentum in this market due to the actions of Intel.

Systems revenues have declined in all geographic markets served by the Company. U.S. systems revenues were down 13% from third quarter
1998  and  5%  from  the first nine months of 1998.   International
systems revenues were down approximately 13% from third quarter 1998 and 8% from the first nine months of 1998. European and Asia Pacific revenues have declined by 4% and 3%, respectively, from the prior year to date level.

Hardware revenues for the first nine months of 1999 declined 20% from the prior year period. Unit sales of workstations and servers were down 5% while workstation and server revenues declined by 17% due to a 12% decline in the average per unit selling price. Price competition in the industry continues to erode per unit selling prices. Sales of peripheral hardware products declined by 25% from the prior year period due primarily to a 41% decline in sales of storage devices and memory and a 58% decline in sales of Intel options and upgrades, as well as the loss of revenue resulting from the April 1998 sale of the Company's printed circuit board manufacturing facility. Software revenues declined 8% from the
prior  year  level.   Significant increases in sales  of  Geomedia,
photogrammetry, ICS and Federal software were offset by declines in revenues from interoperability, Microstation, plant design, and
other  software  products.   Plant  design  remains  the  Company's
highest  volume  software  offering,  representing  29%  of   total
software sales for the first nine months of 1999.

Maintenance and Services. Maintenance and services revenue consists of revenues from maintenance of Company systems and from Company provided services, primarily training and consulting. These forms of revenue from continuing operations totaled $69.9 million for the third quarter and $219.7 million for the first nine months of 1999, down 5% and 1%, respectively, from the comparable prior year
periods.   Maintenance revenues for the first nine months  of  1999
totaled $141.1 million, down 8% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue into the
future.   Services revenue represents approximately 11% of year  to
date  1999 revenues and has increased 14% from the same prior  year
period.   Growth in services revenue has acted to partially  offset
the decline in maintenance revenue. The Company is endeavoring to grow its services business and has redirected the efforts of its hardware maintenance organization to focus increasingly on systems
integration.   Revenues  from  these services,  however,  typically
produce lower gross margins than maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin on revenues from continuing operations for the third quarter of 1999 was 26.1%, down 4.1 points from the third quarter 1998 level. For the first nine months of 1999, total gross margin was 30.6%, relatively flat with the same prior year period.

Systems margin on revenues from continuing operations for the third quarter was 23.5%, down 4.8 points from the third quarter 1998 level. The third quarter 1999 margin was negatively impacted by a $7 million manufacturing inventory write-off resulting from the Company's
decision  to  exit  the  PC  and  generic  server  business.   (See
"Nonrecurring Operating Charges" preceding.) For the first nine months of 1999, systems margin was 27.7%, down .2 points from the same prior year period. The impact of the $7 million inventory write-off has been partially offset by an increased software content in the product mix.

In general, the Company's systems margin may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margins may be improved by higher software content in the product, a weaker dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. While the Company is unable to predict the effects that many of these factors may have on its systems margin, it expects continuing pressure on its systems margin as the result of increasing industry price competition.

Maintenance and services margin on revenues from continuing operations for the third quarter of 1999 was 31.8%, down 2.9 points from the third quarter of 1998 due primarily to the decline in maintenance
revenue.   Year to date maintenance and services margin  is  36.9%,
down  .3  points  from  the  same  prior  year  period.   Declining
maintenance  revenues  and margins have been  partially  offset  by
improved  professional  services  margins.   Professional  services
revenues have increased by 14% from the prior year-to-date level without a corresponding increase in costs. The Company continues to monitor its maintenance and services cost closely and has taken certain measures, including reductions in headcount, to align these costs with the current revenue level. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to curtail its maintenance revenue,
which   will   pressure  maintenance  margin  in  the  absence   of
corresponding cost reductions.


OPERATING EXPENSES
------------------

Operating expenses for continuing operations for the third quarter and first nine months of 1999 declined by 12% and 13%, respectively, from the comparable prior year periods. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business
operations,   to   reduce   its  average  employee   headcount   by
approximately 12% from the prior year level.

Product development expense for the third quarter and first nine months of 1999 declined by 15% and 22%, respectively, from the same prior year periods due primarily to decreases in labor and related overhead expenses resulting from the headcount decline and to an
increase   in   software   development  projects   qualifying   for
capitalization,   primarily  related  to  the   Company's   federal
shipbuilding effort. Sales and marketing expense for the third quarter and first nine months of 1999 declined by 24% and 21%, respectively, from the corresponding prior year periods. Sales and marketing expenses have declined across the board, with the largest decreases noted in salaries, commissions, advertising, trade shows and public relations expenses. General and administrative expense for the third quarter and first nine months of 1999 increased by 15% and 12%, respectively, from the same prior year periods primarily due to an increase in legal fees and U.S. bad debt expense.


NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.5 million for the third quarter and $4.3 million for the first nine months of 1999 versus $1.8 million and $5.8 million, respectively, for the corresponding prior year periods.
The  Company's average outstanding debt has declined in  comparison to the same prior year periods due primarily to repayment of borrowings under the Company's revolving credit facility utilizing
proceeds  from  sales  of  assets.   See  "Liquidity  and   Capital
Resources" following for a discussion of the Company's current financing arrangements.

In second quarter 1999, the Company completed the sale of InterCAP Graphics Systems, Inc., a wholly owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12.2 million, consisting of $3.9 million in cash received at closing, a deferred payment of $2.5 million due in August 1999, and a $5.8 million convertible subordinated debenture due in March 2002. The August 1999 payment was not received, and as a result, an alternative payment installment plan was established. Under this plan, two monthly installment payments of approximately $1.3 million plus interest were received on September 28, and October 28, 1999. The receivable for the October 28 payment is included in "Other current assets" in the September 30, 1999 consolidated balance sheet. The resulting gain on this transaction of $11.5 million is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1999. InterCAP's revenues and losses for 1998 were $4.7 million and $1.1 million, respectively ($3.6 million and $1.9 million for 1997). Assets of the subsidiary at December 31, 1998 totaled $1.6 million. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to the sale.

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


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 1999, approximately 50% (51% for the full year 1998) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay
operating  expenses  in  local  currency.   These  local   currency
revenues  and  expenses  are  translated  into  dollars  for   U.S.
reporting purposes. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase reported dollar operating expenses of the international subsidiaries. Currency fluctuations did not have a significant impact on the Company's results of operations for the first nine months of 1999 as weakening of the U.S. dollar in the Company's Asian markets was offset by strengthening of the dollar in Europe and other international regions. Operating results for the first nine months of 1998 were reduced by approximately $.13 per share from the same period in 1997 as a result of strengthening of the U.S. dollar, primarily in Europe and Asia.

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

At September 30, 1999, the Company's only outstanding forward contracts related to formalized intercompany loans between the Company's European subsidiaries and are immaterial to the Company's present financial position. The Company is not currently hedging any of its foreign currency risks in the Asia Pacific region or its U.S. exposures related to foreign currency denominated intercompany loans.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union (EMU) fixed the conversion rates of their
national  currencies to a single common currency, the "Euro".   The
national currencies of the participating countries will continue to exist through July 1, 2002. Euro currency will begin to circulate on January 1, 2002. With respect to the Company, U.S. and European business systems are being upgraded to accommodate the Euro. Conversion of all financial systems will be completed at various times through the remainder of 1999. The Company is prepared to conduct business in Euros during 1999 with those customers and vendors who choose to do so. While the Company continues to evaluate the potential impacts of the common currency, at present, it has not identified any significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a
material   impact  on  its  results  of  operations  or   financial
condition. To date, the conversion to one common currency has not impacted the Company's pricing in its European markets. The Euro did not have a significant impact on the Company's results of operations or cash flows in the third quarter or first nine months of 1999.


INCOME TAXES
------------

The Company incurred a pretax loss from continuing operations of $67.2 million in the first nine months of 1999 versus pretax income of $17.1 million for the same prior year period. Income tax expense for the first nine months of 1999 and 1998 resulted primarily from
estimated    taxes   on   individually   profitable   international
subsidiaries.   The 1998 gain on the sale of the  Company's  Solid
Edge and Engineering Modeling System product lines did not create a significant tax liability for the Company due to the availability of net operating loss carryforwards to offset earnings.


RESULTS BY OPERATING SEGMENT
----------------------------

On October 31, 1999, the Company sold its VeriBest, Inc. operating segment to Mentor Graphics Corporation. Accordingly, VeriBest's results of operations have been reported as discontinued operations in the Company's consolidated statements of operations for the quarters and nine months ended September 30, 1999 and 1998 in accordance with Accounting Principles Board Opinion No. 30 and have been
excluded  from  the  Company's segment  disclosures.   For  further
information regarding this sale and VeriBest's operating results for the periods presented, see "Discontinued Operations" preceding and Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

In third quarter 1999, Intergraph Computer Systems incurred an operating loss of $20.2 million on revenues of $85.8 million, compared to a third quarter 1998 operating loss of $15.6 million on revenues of $114.3 million. Year-to-date, ICS has incurred an operating loss of $39.7 million on revenues of $265.2 million, compared to an operating loss of $55 million on revenues of $332.9 million for the first nine months of 1998. These operating losses exclude the impact of certain nonrecurring income and operating expense items associated with ICS's operations, including the 1998 gain of $8.3 million on the sale of the printed circuit board manufacturing facility and nonrecurring operating charges of approximately $4.5 million incurred in 1999, primarily for employee termination costs. ICS's operating loss for third quarter 1999 included the $7 million inventory write-off resulting from the segment's exit from the PC and  generic server business.  Excluding this charge, third quarter and year-to-date operating losses were $13.2 million and $32.7 million, respectively, compared to operating losses of $15.6 million and $55 million, respectively, for the comparable prior year periods. These loss improvements resulted primarily from an approximate 28% decline in operating expenses as the result of headcount reductions achieved in 1998 and 1999. During 1998, ICS's headcount was reduced by approximately 33% as the result of employee terminations, the outsourcing of manufacturing, and normal
attrition.   Employee terminations and attrition during  the  first
nine  months of 1999 have reduced ICS's headcount by an  additional
33%.    Additional  savings  of  approximately   $2   million   are
anticipated in fourth quarter 1999 as the result of headcount reductions achieved in the third quarter. ICS's 1998 results of
operations   were  significantly  adversely  impacted  by   factors
associated with the Company's dispute with Intel, the effects of which included lost momentum, lost revenue and margin as well as increased operating expenses, primarily for marketing and public relations expenses. (See the Company's Form 10-K annual report for the year ended December 31, 1998 for a complete description of the Company's dispute with Intel and its effects on the operations of
ICS  and  the  Company.)   ICS's 1998 margins  were  also  severely
impacted by volume and inventory value related manufacturing variances incurred prior to the outsourcing of its manufacturing to
SCI   in   fourth  quarter  1998.  Systems  gross  margin   remains
insufficient to cover the operating segment's current level of operating expenses, and revenue levels remain suppressed due to the
loss  of  momentum  caused  by Intel's  actions.   The  Company  is
actively engaged in discussions with potential business partners for Intergraph Computer Systems to help stem the losses in this business unit.

In third quarter 1999, Intergraph Public Safety earned operating income of $2.4 million on revenues of $24.1 million, compared to third quarter 1998 operating income of $.7 million on revenues of $12
million.   Year-to-date, IPS has earned operating  income  of  $7.6
million  on  revenues of $70.2 million versus operating  income  of
$2 million on revenues of $37.5 million in the first nine months
of  1998.   Effective  January 1, 1999, the Utilities  business  of
Intergraph was merged into IPS, increasing the operating segment's revenues and operating income for the first nine months of 1999 by
$31.2  million  and  $3.9  million, respectively.   1998  operating
results for the Utilities business are reflected in the Intergraph Software operating segment.

In third quarter 1999, the Software business realized an operating loss of $2.8 million on revenues of $111.3 million, compared to third quarter 1998 operating income of $5 million on revenues of $126.1
million.   Year-to-date, the Software business has earned operating
income of $4.8 million on revenues of $355.9 million versus operating income of $7.3 million on revenues of $395.3 million in the first nine months of 1998. Operating income excludes the impact of certain nonrecurring income and operating expense items associated with Software operations, including the first quarter 1999 arbitration settlement charge of $8.6 million, the second quarter 1999 gain on the sale of InterCAP of $11.5 million, and third quarter 1999 nonrecurring operating charges of approximately $5.8 million, primarily for employee severance costs. Year-to-date 1998 operating income excludes the $102.8 million gain on the sale of the business unit's Solid Edge and Engineering Modeling System product lines and nonrecurring operating charges of $13.8 million, primarily for asset write-offs and employee terminations. Declines in systems revenues and margins, due in part to weakened demand for ICS hardware products, have been partially offset by a 14% decline
in  operating  expenses  from the 1998  year-to-date  level.   This
decline   is  due  in  part  to  the  transfer  of  the   Utilities
organization to IPS, but the majority of the expense savings is the result of headcount reductions, particularly in the sales and marketing area, as the operating segment has reorganized its sales force to align expenses with the volume of revenue generated.

In third quarter 1999, Federal earned operating income of $3.5 million on revenues of $40.1 million, compared to a third quarter 1998 operating loss of $4 million on revenues of $41.1 million. Year-to-date, Federal has earned operating income of $9.1 million on revenues of $122.7 million, compared to an operating loss of $7.3 million on revenues of $113 million in the same prior year
period.   The  improvement  from  the  prior  year-to-date   period
resulted primarily from a 36% decline in operating expenses, due in part to headcount reductions and to an increase in shipbuilding
software development costs qualifying for capitalization.   Systems
revenue increased by 2% from the prior year-to-date level, while systems cost of revenues was down 5%, contributing to a 5 point improvement in systems gross margin. Revenues and margins in both 1998 and 1999 have been adversely impacted by weakened demand for the Company's hardware product offerings.

See Note 14 of Notes to Consolidated Financial Statements for further explanation and details of the Company's segment reporting.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, cash totaled $53.1 million as compared to $95.5 million at December 31, 1998. Cash consumed by operations in the first nine months of 1999 totaled $24.6 million, compared to a consumption of $46.8 million in the first nine months of 1998, both generally reflecting the negative cash flow effects of operating
losses.   Cash  consumption in the first nine months of  1999  also
included   the   payment  of  $12  million  to   Bentley   Systems,
Incorporated (See "Arbitration Settlement" preceding) and severance payments of approximately $4.4 million. In the first nine months of 1998, inventory build-ups consumed $11.9 million in anticipation of an order level which did not materialize.

Net cash used for investing activities totaled $1.9 million in the first nine months of 1999, compared to a $70.3 million net cash generation in the same prior year period. Year to date 1999 investing activities included $19.9 million in proceeds from the fourth quarter 1998 sale of the Company's manufacturing assets (See
Note 9 of Notes to Consolidated Financial Statements) and $4.1 million net proceeds from the sale of InterCAP. Year to date 1998 investing activities included $102 million in proceeds from the sale of the Company's Solid Edge and Engineering Modeling System product lines, $16 million in proceeds from the sale of the Company's printed circuit board manufacturing facility, and expenditure of $26.3 million for the purchase of Zydex software rights. Other significant investing activities in the first nine months of 1999 included expenditures for capitalizable software development costs of $14.7 million ($8.6 million for the same period in 1998) and capital expenditures of $7.9 million ($12.4 million in the first nine months of 1998), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $12 to $15 million for the full year 1999, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $14.9 million and $13.9 million, respectively, in the first nine months of 1999 and 1998. Year to date 1999 and 1998 financing activities included net
repayments   of   debt   of  $16.9  million  and   $16.1   million,
respectively. This activity relates primarily to borrowings under the Company's revolving credit facility and term loan.


Under the Company's January 1997 four year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum borrowings of $125 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the
Company's  assets  in  the  U.S.   The  rate  of  interest  on  all
borrowings under the agreement is the greater of 7% or the  Norwest
Bank Minnesota National Association base rate of interest (8.25% at September 30, 1999) plus .625%. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the maximum amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At September 30, 1999, the Company had outstanding borrowings of $25 million (the
term  loan),  which  was  classified  as  long-term  debt  in   the
consolidated balance sheet, and an additional $34.8 million of the available credit line was allocated to support letters of credit issued by the Company and the Company's forward exchange contracts.
As of this same date, the maximum available credit under the line was approximately $78 million.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum
current  ratio,  and  maximum levels of capital  expenditures.   In
addition,  the agreement includes restrictive covenants that  limit or  prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes. On October 26, 1999, the term loan and security agreement was amended such that for the quarter ended September 30, 1999, the minimum net worth covenant
was  reduced  to  $260  million.   The  Company  is  currently   in
negotiations with its primary lender to modify the terms of the term loan and revolving credit facility to provide the Company with greater liquidity and reduce the associated costs of borrowing.
The Company has received the commitment of the lender for such provisions, subject to further syndication of the revised agreement and final negotiation of the terms. It is anticipated that a new agreement will be in place and available during fourth quarter 1999.

At September 30, 1999, the Company had approximately $59 million in debt on which interest is charged under various floating rate arrangements, primarily under its term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

In November 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology Inc. ("SCI"), a wholly owned subsidiary of SCI Systems, Inc. As part of this transaction, SCI retained the option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the Company unused inventory having a value of approximately $10.2 million in exchange for a cash payment of $2 million and a short-term installment note payable in the principal amount of $8.2 million. This note was payable in three monthly installments due August 2, September 1, and October 1, 1999 and bore interest at a rate of 9%. At September 30, 1999, approximately $2.7 million was outstanding under the note payable and is included in "Short-term debt and current maturities of long-term debt" in the September 30, 1999 consolidated balance sheet. The Company's payments to SCI were funded primarily with existing cash balances.

The Company is not currently generating cash from its operations, but expects improvement in its operating cash flow as a result of the headcount reductions and other expense savings actions taken during the third quarter. However, fourth quarter 1999 cash flow will be negatively impacted by the payment of accrued severance costs associated with the third quarter reduction in force. The Company is managing its cash very closely; however, in the near term, it must increase its sales volume and/or align its operating expenses more closely with the level of revenue being generated if it is to fund its operations without reliance on funds generated from asset sales and from external financing.




Item 3: Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

        The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for its year ending December 31, 1998.




                INTERGRAPH CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION
         -----------------

  Item 1: Legal Proceedings
          -----------------

       On October 12, 1999, the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") reversed its June 4, 1999 order which had ruled that Intel had no license to use the Company's Clipper patents. The order dismissed the Company's patent claims against Intel. (For further background information regarding this patent dispute and the Company's other complaints against Intel, see the Company's Form 10-K annual report for the year ended December 31, 1998.) The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit (the "Appeals Court"). No decision has been entered.

       On   November  5,  1999,  the  Appeals  Court  vacated  the
       Preliminary Injunction that had been entered by the Alabama Court April 10, 1998 which had enjoined Intel from cutting off shipments to the Company of chips and advanced product information. The Company is unable to determine at this time whether this ruling will have a material effect on the Company's operations.

       During the course of the Intel Litigation, the Company has employed a variety of experts to prepare estimates of the damages suffered by the Company under various claims of injury brought by the Company in this litigation. The following damage estimates were provided to Intel in the
       August/September  1999 time frame  in  due  course  of  the litigation process: estimated damages for injury covered under non-patent claims through June, 1999 - $100 million; estimated additional damages for injury covered under non-patent claims through December, 2003 - $400 million subject to present-value reduction. These numbers are estimates only and any recovery of damages in this litigation could be substantially less than these estimates or substantially greater than these estimates depending on a variety of factors that cannot be determined at this time. Factors that could lead to recovery substantially less that these estimates include, but are not limited to: the failure of the Alabama Court or the Appeals Court to sustain the legal basis for one or more of the Company's claims; the failure of the jury to award amounts consistent with these estimates; the failure of the Alabama Court or the Appeals Court to sustain any jury award in amounts consistent with these estimates; the settlement by the Company of the Intel Litigation which settlement includes payment to the Company in an amount inconsistent with these estimates; the failure of the Company to successfully defend itself from Intel's patent counterclaims in the Alabama Court and in the Appeals Court and a consequential recovery by Intel for damages and/or a permanent injunction against the Company. Factors that could lead to recovery substantially greater than these estimates include, but are not limited to, success by the Company in recovering punitive damages on one or more of its non-patent claims.

       The trial is scheduled for June 12, 2000.






  Item 6: Exhibits and Reports on Form 8-K
          --------------------------------

     (a) Exhibit 10(a), agreement between Intergraph Corporation and Green Mountain, Inc., dated April 1, 1999. *(1)

          Exhibit 10(b), Intergraph Corporation 1997 Stock Option Plan (3) and amendment dated January 11, 1999. * (4)

          Exhibit 10(c), Loan and Security Agreement, by and between Intergraph Corporation and Foothill Capital Corporation, dated December 20, 1996 and amendments dated January 14, 1997 (3), November 25, 1997 (2), October 30, 1998 (5),
          April 29, 1999 (6), and October 26, 1999.

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

           (6) Incorporated by reference to exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, under the Securities Exchange Act of 1934, File No. 0-9722.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.



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



                   INTERGRAPH CORPORATION
                   ----------------------
                        (Registrant)




By: /s/ James W. Meadlock           By: /s/ John W. Wilhoite
    ---------------------               --------------------
    James W. Meadlock                   John W. Wilhoite
    Chairman of the Board and           Executive Vice President and
    Chief Executive Officer             Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Date:  November 12, 1999            Date:  November 12, 1999