Form 10-K
period 1999-12-31
INTERGRAPH CORP
filed 2000-03-22
CIK 351145

============================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                               OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________

                Commission file number 0-9722

                     INTERGRAPH CORPORATION
                     ----------------------
     (Exact name of registrant as specified in its charter)

                Delaware                63-0573222
          --------------------     --------------------
     (State or other jurisdiction    (I.R.S. Employer
          of incorporation or       Identification No.)
             organization)

        Intergraph Corporation
          Huntsville, Alabama           35894-0001
         ---------------------     --------------------
         (Address of principal          (Zip Code)
           executive offices)

  Registrant's telephone number, including area code:  (256) 730-2000
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

   As of January 31, 2000, there were 49,252,406 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $252,402,000 based on the closing sale price of such stock as reported by The Nasdaq Stock Market on January 31, 2000, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

               DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to Shareholders
      for the year ended December 31, 1999         Part I, Part II, Part IV

    Portions of the Proxy Statement for the
      May 18, 2000 Annual Meeting of Shareholders  Part III

                             PART I


ITEM 1.  BUSINESS

Overview

   Intergraph Corporation (the "Company"), founded in 1969, is a technical solutions and systems integration company, providing customizable core computer software, consulting, services, and computer hardware to governments and industries worldwide. Known for its leadership, technology, and global service infrastructure, the Company supports technical and creative professionals in a range of sectors, including local and federal government, transportation, mapping/geographic information systems ("GIS"), utilities, communications, public safety, and process and building.

   The Company offers software solutions based on Microsoft Corporation's Windows operating systems and hardware systems based on Intel Corporation's Pentium-class microprocessors, as well as related professional services to satisfy engineering, design, modeling, analysis, mapping, information technology, and creative computing needs. The Company's products and services are sold through industry-focused direct and indirect channels worldwide, with United States and European revenues representing approximately 79% of total revenues for 1999.

Background

   Until the mid 1990s, the unique demands of high end technical computing required tremendous processing and graphics capabilities that could only be performed using reduced instruction set computing ("RISC") based workstations for the UNIX operating system. These systems cost considerably more than the Intel microprocessor-powered/Microsoft Windows-based personal computers ("PCs") widely used at the time for word processing, spreadsheets, and other less demanding applications.

   In 1992, the Company began evaluation of a transition from its own Clipper RISC microprocessor to the Intel microprocessor and from the UNIX operating system to Microsoft's Windows NT, a 32-bit operating system powerful enough to run both technical and business applications on a less expensive hardware platform. In late 1992, based on commitments from Intel, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high-end computing and other enterprisewide computing environments, while at the same time maintaining interoperability with existing UNIX-based systems. The Company therefore chose to migrate products from its own Clipper microprocessor to Intel microprocessors and from the UNIX operating system to Microsoft Windows NT. This decision, in effect, expanded the availability of the Company's workstations and software applications to Windows-based computing environments not previously addressed by the Company. It also allowed the Company's software applications to operate on a variety of other hardware architectures provided by vendors using the Windows NT operating system. Prior to this decision, the Company's software applications operated principally on its proprietary hardware platforms.

    The   Company   ceased  development  of  the   Clipper   RISC
microprocessor at the end of 1993 and made a substantial investment in the redesign of its hardware platform for utilization of Intel's microprocessor. The Company chose to use only Intel microprocessors and to focus its efforts and image creation toward its core capabilities, specifically very high performance computational and 3D graphics capabilities. This high-end market place in the Windows NT operating system environment is supported only by Intel products. The transition from its proprietary hardware architecture to that of Intel was substantially completed during 1994, and since 1995, substantially all of the Company's hardware sales have been comprised of Intel-based systems.

   At the end of 1994, the Company also completed the development effort to port its technical software applications to the Windows NT operating system, and to make Windows NT available on all of its workstations. Sales of Windows-based software have grown sequentially each year and currently represent over 90% of the Company's total software revenues.

   In  1996,  a  dispute with Intel over the  use  of  Intergraph patents key to the development of Intel Pentium processors disrupted relations between the Company and Intel, causing significant delays in the Company's hardware development and manufacturing cycles. Unable to acquire Intel microprocessors and technical information crucial to its product development, the Company could not introduce new hardware lines on a timetable competitive with other hardware vendors. As a consequence, the Company was unable to compete favorably in the high-performance Intel processor-powered workstation markets it pioneered.

   In November 1997, in response to Intel's actions, the Company filed a lawsuit against Intel, alleging that Intel was using its dominant market position in an attempt to coerce Intergraph into giving up certain key patent rights. These coercive tactics included the withholding of essential design and defect information for released Intel products and the intentional interference with Intergraph customers and suppliers. See
"Manufacturing and Sources of Supply" and Item 3, Legal Proceedings, following, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's dispute with Intel and its effects on the Company's business and consolidated operating results.

   In efforts to reduce losses and return to profitability, the Company took significant measures, including the outsourcing of its manufacturing function to SCI Technology Inc. ("SCI"), a wholly owned subsidiary of SCI Systems Inc., in 1998 (for further
information   about   the  SCI  transaction,   see   Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations  contained  in  the  Company's  1999  annual   report,
portions of which are incorporated by reference in this Form 10-K annual report), extensive reductions to its workforce in 1998 and 1999, and sales of several non-core product lines. In third quarter 1999, the Company exited the PC and generic server businesses, which had been irreparably damaged as a result of the dispute with Intel. Currently, the Company, through its Intergraph Computer Systems business unit, markets and sells Intel/Windows-based high-end workstations and specialty servers, and digital
video  products.   In  order  to maximize  profitability  in  its
remaining hardware businesses, the Company is actively seeking partnerships with companies that offer complementary technologies and sales channels.

   In terms of broad market segments, the Company's mapping/GIS and process and building applications continue to dominate the Company's product mix at approximately 50% and 19% of total systems sales in 1999, respectively, compared to 47% and 19%, respectively, in 1998. Due to the sale of the Company's Solid Edge and Engineering Modeling System product lines in March 1998, mechanical design, engineering, and manufacturing applications no longer represent a significant portion of the Company's product mix. These applications represented 14% of total systems sales in 1997.

   The Company believes that its operating system, hardware architecture, and software applications strategies are the correct choices. However, competing operating systems, hardware products, and software applications are available in the market, and the Company competes with companies with greater financial resources in each of the markets it serves. Improvement in the
Company's operating results will continue to depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel.

Discontinued Operation

   On October 31, 1999, the Company sold its VeriBest Inc. operating segment to Mentor Graphics Corporation, a global provider of electronic hardware and software design solutions and consulting services. As a result, electronic design automation software and services no longer represent a portion of the Company's revenues. For further discussion regarding the sale of VeriBest, see Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

Business Entities

   The Company's continuing operations are divided into three separate business units for operational and management purposes:
the   Software   and   Federal   Systems   ("Federal")   business
(collectively, the Software and Federal businesses form what is termed "Intergraph"), Intergraph Computer Systems ("ICS"), and Intergraph Public Safety, Inc. ("IPS"). For further information regarding the Company's operating segments, including financial information for 1999 and 1998, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1999 annual report, which are incorporated herein by reference.

Intergraph
----------

   Intergraph develops, markets, and supports technical solutions for many industries as well as federal, state, and local governments. Products include open, interdisciplinary software applications, specialized industry specific hardware, consulting, and support services. Intergraph provides business solutions to three primary industries: process and building, federal government, and mapping/GIS (including transportation and state and local governments).

   Intergraph's principal software applications are based on Microsoft Windows, including operating systems, architecture components, and development environments. This open technology foundation enables Intergraph's software to interoperate with thousands of third-party Windows-based technical and business applications as well as with UNIX-based applications. An additional graphics foundation used by the Company for certain Intergraph software applications is MicroStation, software owned by Bentley Systems Inc. ("BSI"), an approximately 33%-owned affiliate of the Company. MicroStation provides fundamental graphics element creation, maintenance, and display functions for the Company's UNIX- and Intel-based workstations. In 1999, MicroStation sales represented approximately 5% of the Company's total software revenue. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for discussion of the Company's business relationship and past arbitration proceedings with BSI.

   Process and Building. Process & Building Solutions ("PBS") is a global organization that supplies software and services to the process, power, and marine industries. PBS focuses on integrated life cycle engineering solutions for the design, construction, and operation of plants and ships, with emphasis on engineering information management and on linking the engineering systems with business systems.

    For more than 20 years, engineering/procurement/and construction ("EPC") contractors, and process and power plant owner/operators have used Intergraph solutions to design, construct, operate and maintain facilities for petrochemical, chemical, pharmaceutical, food and beverage, oil and gas, power generation, and mining industries. Intergraph life cycle engineering solutions increase the value of plant data by facilitating capture and re-use of information throughout the life cycle of a plant, resulting in significant productivity gains, operational efficiencies, and higher profits.

  According to industry analyst Daratech of Cambridge, Massachusetts, in 1999 Intergraph held a 59% revenue share of the 3D plant design and visualization market. In the 2D plant design market segment, Intergraph held a 24.5% revenue share.

   The Company's Plant Design System ("PDS") is a comprehensive, intelligent engineering application that creates and maintains an accurate database of plant information. That information is a valuable asset for regulatory compliance, streamlining operations, maintenance, and downstream retrofit projects. Integration features enable concurrent engineering, multiple disciplines working on a project simultaneously, improving design coordination, reducing errors, and increasing productivity. PDS consists of integrated 2D and 3D modules which correspond to basic tasks in the plant design workflow, including process flow diagrams, piping and instrumentation diagrams, instrumentation data management, piping, equipment, heating/ventilation/air conditioning, electrical, structural, and other engineering aspects of a plant.

   In addition to PDS, Process & Building Solutions delivers its SmartPlant family of products, including SmartPlant P&ID, SmartSketch, SmartPlant Explorer, and SmartPlant Review, to support life cycle engineering needs of the process and power industries. Because plant data is populated in an open data model, this data can be easily accessed and used by engineering, procurement, construction, maintenance, management, and any other relevant users who need it.

   PBS's shipbuilding solutions provide software systems and services for commercial and military ship design, construction, and management. In cooperation with international industry partners, PBS is developing the next generation solution that will streamline shipbuilding processes, lower manpower and material costs, and reduce the time to construct world-class marine vessels. GSCAD is the next-generation naval and shipbuilding solution for design, construction, and management. GSCAD design, planning, and engineering analysis tools are built on an enterprisewide, integrated infrastructure that accesses real-time information. This software solution will provide the capability to create a ship design that speeds product development from conception to market delivery. It also provides capabilities for performing risk analysis, design integrity and functional engineering review of new and modified product designs.

  Federal Systems. The Federal Systems business unit markets and sells specially developed hardware and software solutions, commercial off-the-shelf products, and professional consulting services to governments around the world. Products include specialized hardware, mapping and information systems, logistics and financial systems, environmental management solutions, modeling and simulation systems and security systems. The Federal business unit also supports U.S. state and local governments with GIS solutions, and sells and supports civil engineering and GIS-based transportation solutions. Effective March 2000, the Federal Systems business was renamed Intergraph Government Solutions.

   For more than 20 years, Intergraph has been a top provider of computer hardware, software, and professional services solutions to federal, state, and local governments, enabling governments worldwide to achieve maximum performance in military and civilian computing environments. To better serve its government markets, Intergraph's Federal business unit is divided into three primary groups: the hardware solutions division, the government solutions division, and the mapping and information systems division.

    The hardware solutions division develops ruggedized workstations for military and government engineering applications. Its flagship product, the TD-R 2000 series workstation, is an integral part of the U.S. Navy's Smart Ship technology program, enabling the Navy to sustain high operational workloads with reduced crews. Hardware solutions also develops specialized turnkey systems for the military and surveillance communities, including mission planning and video analysis systems.

  The government solutions division ("GSD") develops, implements, and supports specialized software solutions and consulting services to meet logistics systems, information management, financial systems integration, and transportation engineering needs of the Army, Navy, and Air Force branches of the U.S. military. GSD also develops and implements civil engineering solutions, and sells and supports U.S. state and local governments with mapping/GIS solutions for land records and mapping, asset management, public works, public safety, transportation engineering, infrastructure modeling, planning, and other functions.

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

   To help government agencies strategically and efficiently manage transportation networks, Intergraph transportation software integrates maps, photos, property records, survey and engineering data, inspection reports, traffic safety, and congestion statistics. Intergraph photogrammetry, civil engineering, and mapping products provide transportation solutions that include imaging, design, modeling, reprographics, plotting, training, integration, and professional services.

   The mapping and information systems division ("IMIS") develops and supports mapping systems, products, and services to the world's major mapping and charting organizations. IMIS also provides specialized systems, products, and services to military agencies and national and local governments. Solutions include map and chart production, security, identification, intelligence, environmental, command and control, and geospatial data exploitation systems.

   Mapping/GIS. Mapping/GIS includes geospatial solutions and imaging solutions. It develops, markets, and supports geospatial solutions for business GIS, land records management, rail transportation, environmental management, utilities and communications companies, and commercial map production. Solutions provide geographic visualization and analysis tools useful in many businesses, including real estate, retailing, service networks, transportation networks, site assessment, agriculture, insurance, and health care.

   Mapping/GIS also develops and sells geospatial solutions that help governments improve public service, respond more efficiently to legislated and political mandates, implement successful GIS systems quickly, and reduce the total cost of GIS ownership. Mapping/GIS sells its geospatial solutions for government through Federal Systems.

   Mapping/GIS solutions include Intergraph's GeoMedia family of products. The dominant mapping/GIS solution for business and government, including transportation agencies, GeoMedia is a complete Windows-based desktop GIS solution for all decision support query and reporting activities.

   Intergraph's MGE is also used by transportation agencies as a high-end software for basemap analysis. MGE is the foundation for Intergraph's Modular GIS Environment ("MGE") family of mapping and GIS software products. MGE offers project management, coordinate system operations, data query and access, multiple configuration options, and a range of common tools valuable to MGE modules. MGE is interoperable with the GeoMedia product suite.

  Mapping/GIS also provides solutions for end-to-end digital map and cartographic production. These solutions help cartographers manage the map production environment. From map scanning to map printing, Intergraph's end-to-end cartographic production tools provide the means to collect, process, and output data.

   Z/I Imaging Corporation, a 60%-owned joint venture with Carl Zeiss formed in October 1999, develops, markets, and sells Windows NT-based imaging solutions for photogrammetry professionals. Solutions include aerial cameras, stereo softcopy, workstations, analytic stereo plotters, photogrammetric scanners, and image management, processing, and distribution software. Z/I Imaging systems are nonproprietary, enabling industry and government professionals to use them as a front-end to mapping, GIS, and civil engineering software from a variety of leading vendors.

Intergraph Computer Systems
---------------------------

   Intergraph Computer Systems, a wholly owned subsidiary of Intergraph Corporation formed in 1998, develops high-performance core hardware, including high-end workstations, add-in graphics subsystems, specialty servers, and digital video products, for use in numerous professional-level creative and technical disciplines. Headquartered in Huntsville, Alabama, ICS employs a staff of approximately 800 people worldwide.

  ICS builds on the core hardware with the value add of extensive market knowledge to create high-performance, leading-edge, and highly reliable visual computing solutions for the digital media, visual simulation, mechanical CAD and publishing/prepress markets. ICS high-performance workstations and specialty servers are embraced by an ever-growing number of customers in the digital content creation markets.

   The Information Technology ("IT") Services division of ICS offers products and services including Intel/Windows-based PCs, workstations, servers, fully integrated optical disk products, backup solutions, firewalls, networking and system management solutions, as well as consulting, installation packages, and rapid application deployment solutions. Depending on user requirements, IT Services' products and services can be provided as point solutions or as integrated solutions that include all necessary hardware, software, and support services for an enterprise.

  The Intense3D division of ICS develops and sells add-in graphics subsystems for the Windows NT/Intel platform. Used in high-performance workstations and PCs, the Intense3D family of accelerators delivers performance at affordable prices in graphics-intensive markets that include mechanical computer-aided design ("CAD"), traditional CAD, animation, content creation, visual simulation, scientific visualization, graphics arts, and digital media. Intense3D's Wildcat graphics accelerators are certified with the leading software vendors from across many disciplines, and are used by researchers, engineers, designers, and scientists who need to interact in real time with complex visual data sets. Intense3D provides 3D graphics cards to leading computer vendors such as Dell, IBM, Compaq, Fujitsu, and Siemens.

Intergraph Public Safety, Inc.
------------------------------

  In January 1997, Intergraph Public Safety, Inc. was established as a wholly-owned subsidiary of the Company. IPS includes the Public Safety, Utilities and Communication groups. IPS solutions
include  computer  hardware and   software   systems,   systems
implementation,   training, maintenance, customer support, and
outsourcing services for the public safety and utilities markets. The subsidiary is headquartered in Huntsville, Alabama and has a staff of approximately 780 people worldwide.

   Public Safety develops, markets, and implements and supports computer-based solutions for emergency medical and rescue units, fire departments, law enforcement organizations, and other public safety agencies around the world. Other industries utilizing Public Safety solutions include automobile clubs for roadside assistance, and airports, campuses, and military bases for security systems.

  Public Safety products represent a complete solution for public safety agencies. Public Safety products are designed to interoperate in a comprehensive, integrated public safety information system. These products include computer-aided dispatch, police, fire, and emergency management systems, records management systems, jail management systems, civil process and mug shot systems, mobile computer systems, integrated radio and telephony solutions, interfaces to alarm systems, management information reporting systems, personnel rostering systems, and training management systems.

   The foundation product for Public Safety is its computer-aided dispatch system. This product fully integrates interactive, intelligent mapping with dispatching, records management, and state of the art communications capabilities. Designed specifically to support command and control operations, the system is composed of high performance graphics workstations and software. Records management is enhanced by a database that includes geographic map information as well as address, incident history, and traffic pattern data.

   On January 1, 1999, Intergraph's Utilities and Communications business was formally merged into IPS. Public Safety's popular dispatch technology is a complementary application to their mainstream geospatial products, such as ActiveFRAMME. By linking the two, the Company is responding to utilities' increased demand for a total solution that integrates AM/FM/GIS, outage management and computer-aided dispatch. The Utilities and Communications business continues to develop the Company's core geospatial offerings, while collaboration with Public Safety augments those offerings by adding computer-aided dispatch and outage management components.

   This business focuses its expertise and resources in two strategic industry sectors: Utilities and Communications. Sales, marketing and project services efforts are vertically focused along these sectors. Utilities and Communications solutions are also sold through the Intergraph Corporation international
distribution  channels.   A leading supplier of Windows  NT-based
geospatial resource management solutions, this business provides software and services that help energy and communications companies manage their geospatial data and respond to customer needs.

   The Utilities solutions assist electric, gas, pipeline, and water companies in the management of customer-centric GIS data, which contains all the information necessary for distributing electricity or gas, tracking distribution, and managing service disruptions. Its geospatial resource management solution spatially enables this data, integrating operational support systems such as outage analysis, and provides real time information for customer service, thereby increasing operational efficiency enterprisewide. Solutions include engineering design and facilities management, technical document workflow and archiving, mobile computing and field support, outage management, spatial data analysis and data warehouse, and real time display facility analysis.

  For Communications, geospatial network resource management solutions are provided to help the international communications industry automate its network facility mapping, planning, design, and maintenance for outside and inside plant.

   IPS's solutions are Intel processor/Windows NT-based and rely on Oracle Corporation's relational databases. By incorporating industry standard hardware and software with its products, IPS is able to provide customers with the best price and performance features available. IPS distributes its products worldwide through direct and indirect sales channels.

Product Development

   The Company believes a strong commitment to ongoing product development is critical to success in the interactive computer graphics industry.

   Product development expenditures include all costs related to designing new or improving existing hardware and software. During the year ended December 31, 1999, the Company spent $62.6 million (6.8% of revenues) for the product development activities of its continuing operations compared to $76.8 million (7.6% of revenues) in 1998 and $90.3 million (8.2% of revenues) in 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of product development expenses, including portions capitalized and their recoverability.

   The industry in which the Company competes is characterized by rapid technological change, which results in shorter product cycles, higher performance and lower priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes the life cycle for most of its products to be less than two years, and it is therefore engaged in continuous product development activity. The operating results of the Company and others in the industry will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new hardware and software products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Manufacturing and Sources of Supply

   Reflecting the trend toward outsourcing in the hardware industry, in fourth quarter 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI
Technology, Inc. ("SCI"), a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. Prior to the sale, this responsibility, which included the assembly and testing of components and subassemblies manufactured by the Company and others, was that of Intergraph Computer Systems ("ICS"), a wholly-owned subsidiary of the Company. ICS retains certain risks, including its ability to accurately forecast its manufacturing requirements of SCI and risks associated with inventory excess and obsolescence as defined in the agreement. For a complete description of the SCI transaction and its impact on operating results and cash flows, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

   Substantially all of the Company's microprocessor needs are currently supplied by Intel Corporation. See Item 3, Legal Proceedings, following and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a discussion of the Company's litigation proceedings with Intel and related effects on the Company's microprocessor supply and results of operations.

   The Company is not required to carry extraordinary amounts of inventory to meet customer demands or to ensure allotment of parts from its suppliers.


Sales and Support

  Sales. The Company's products are sold through a combination of direct and indirect channels in approximately 65 countries worldwide. Direct channel sales, which provide the majority of the Company's product revenues, are generated by the Company's direct sales force through sales offices in over 40 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value added resellers, distributors, and system integrators. Sales through indirect channels provided approximately 25% of total
Company systems revenues in 1999, compared to 22% in 1998 and 1997.

  Each of the Company's major business entities maintains its own sales force. Intergraph's selling efforts are organized along key industry lines (process and building, federal, state and local government, mapping/GIS, utilities and public safety) for its major product applications. The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the direct sales forces are compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

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

International Operations

   International markets, particularly Europe and Asia, continue in importance to the industry and to each of the Company's operating segments. Sales outside the U.S. represented approximately 52% of total revenues from continuing operations in 1999, compared to 51% in 1998. European and Asia Pacific revenues represented 31% and 11%, respectively, of total revenues from continuing operations in both 1999 and 1998. The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

  There are currently wholly-owned sales and support subsidiaries of the Company located in every major European country. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, the Company's systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 1999, the
Company had approximately 1,100 employees in Europe, 740 employees in the Asia Pacific region, and 640 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. With respect to the currency exposures in these regions, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company will therefore enter into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt, when a specific risk has been identified. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts, generally less than three months in duration, are purchased with maturities reflecting the expected settlement dates of the balance sheet items being hedged, and only in amounts sufficient to offset possibly significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company does not generally hedge exposures related to foreign currency denominated assets and liabilities that are not of an intercompany nature, unless a significant risk has been identified. It is possible the Company could incur significant exchange gains or losses in the case of significant, abnormal fluctuations in a particular currency. By policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies. At December 31, 1999 and 1998, the Company's outstanding forward contracts related to formalized intercompany loans between the Company's European subsidiaries and were immaterial to the Company's financial position.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. The Company is experiencing slow collections throughout the Middle East region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers was approximately $20 million at December 31, 1999 and $23 million at December 31, 1998.

  See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5, and 12 of Notes to Consolidated Financial Statements contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's international operations.

U.S. Government Business

    Total revenue from the United States government was approximately $149 million in 1999, $166 million in 1998, and $177 million in 1997, representing approximately 16% of total revenues in all three years. The majority of these revenues are attributed to the Federal unit of the Intergraph operating segment.

   The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity and cost plus award fee contracts, and through commercial sales of products not covered by long-term contracts. Approximately 52% of the Company's 1999 federal government revenues were earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of Federal Systems and the Company as a whole.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 1999, accounts receivable from the U.S. government was approximately $33 million versus approximately $55 million at December 31, 1998.

Backlog

  An order is entered into backlog only when the Company receives a firm purchase commitment from a customer. The Company's backlog of unfilled systems orders at December 31, 1999 and 1998 was $209 million and $237 million, respectively. Substantially all of the December 1999 backlog of orders is expected to be shipped during 2000.

   The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

   The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

Competition

   The industry in which the Company competes continues to be characterized by intense price and performance competition. To compete successfully, the Company and others in the industry must accurately anticipate customer requirements and technological trends and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company, along with other companies in the industry, engages in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Management of the Company believes that competition will remain intense, particularly in product pricing.

   The Company's competition varies among its different product application areas. The Company considers its principal competitors in the hardware market to be IBM, Hewlett Packard Corporation, Compaq Computer Corporation, Dell Computer Corporation, and Silicon Graphics, Inc. In the process and building industry, Intergraph competes with the software products of Bentley Systems, Inc. (an approximately 33%- owned affiliate of the Company), Cadcentre, Rebis Industrial Workgroup Software, and several smaller companies. The Company's primary competitors in the utilities and mapping/GIS markets are ESRI, Autodesk Inc., Smallworld, and MapInfo. The primary competitors of Intergraph Public Safety are TriTech Software Systems, Litton PRC, Tiburon, Inc., and Printrak International Inc. Several companies with greater financial resources than the Company, including IBM, Hewlett Packard, Dell, and Compaq are active in the industries served by the Company.

  The Company believes it has an advantage over other vendors who provide only hardware or software, leaving system integration to the customer. In addition, the Company believes that its experience and extensive worldwide customer service and support infrastructure represent a competitive advantage.

Environmental Affairs

   The Company's facilities are subject to numerous laws and regulations designed to protect the environment. In the opinion of the Company, compliance with these laws and regulations has not had, and should not have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

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

   The Company has a non-exclusive license agreement with Bentley Systems, Inc. ("BSI"), an approximately 33%-owned affiliate of the Company, under which the Company sells MicroStation, a software product developed and maintained by BSI and utilized in many of the Company's software applications, via its direct sales force, and via its indirect sales channels if MicroStation is sold with other Intergraph products. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 13 of Notes to Consolidated Financial Statements contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's affiliation and past arbitration proceedings with BSI.

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

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology, which is used in the Company's workstation and server products, is widely available, and many companies, including Intergraph, are attempting to develop patent positions concerning technological improvements related to personal computers, workstations and servers. With the possible exception of its ongoing litigation with Intel (in which the Company expects to prevail), it does not appear that the Company will be prevented from using the technology necessary to compete successfully, since patented technology is typically available in the industry under royalty bearing licenses or patent cross licenses, or the technology can be purchased on the open market. Any increase in royalty payments or purchase costs would increase the Company's costs of manufacture, however, and it is possible that some key improvement necessary to compete successfully in markets served by the Company may not be available.

  In addition, computer software technology is increasingly being protected by patents, and many companies, including Intergraph, are developing patent positions for software innovations. It is unknown at the present time whether patented software technology will be made generally available under license or whether specific innovations will be held by their inventors and not made available to others. In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may demand unacceptable costs due to royalty requirements. Patented software techniques that become de facto industry standards are among those that are likely to raise costs or prevent the Company from competing successfully in particular markets.

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

   Technology significant to the Company is sometimes made available in the form of proprietary information or trade secrets of others. Prior to the dispute with Intel, Intel had made freely available technical information used by the Company to design, market and support its products that use Intel components. Such information is claimed by Intel to be proprietary and is made available by Intel only under nondisclosure agreements. Prior to the April 1998 ruling of the Alabama Court (See Item 3, Legal Proceedings, following), Intel was withholding such information, attempting to cancel existing agreements and refusing to enter into new nondisclosure agreements with the Company. Intel's actions are the subject matter of current litigation. These actions have damaged the Company by slowing the introduction of new products using Intel components and preventing proper maintenance and support of Company products using Intel components.

Risks and Uncertainties

  In addition to those described above and in Item 3, Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of
Operations  and  Note  2  of  Notes  to  Consolidated   Financial
Statements contained in the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of these risks and uncertainties.

Employees

  At December 31, 1999, the Company had approximately 5,700 employees. Of these, approximately 2,480 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.

ITEM 2.   PROPERTIES

  The Company's corporate offices and primary distribution center are located in Huntsville, Alabama. All of the Company's operating segments have corporate headquarters located within the Huntsville facilities. The Company's operating segments also maintain sales and support facilities throughout the world.

   The Company owns over 1,900,000 square feet of space in Huntsville that is utilized for product development, distribution, sales and administration. The Huntsville facilities also include over 500 acres of unoccupied land. The Company maintains sales and support locations in major U.S. cities outside of Huntsville through operating leases.

  Outside the U.S., the Company owns approximately 280,000 square feet of space, primarily its Nijmegen distribution center. Sales and support facilities are leased in most major international locations.

   The Company considers its facilities to be adequate for the immediate future.


ITEM 3.   LEGAL PROCEEDINGS

   The Company filed a legal action on November 17, 1997, in U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court"), charging Intel Corporation, the supplier of all of the Company's microprocessor supply, with anticompetitive business practices. In the lawsuit, Intergraph alleges that Intel attempted to coerce the Company into relinquishing to Intel certain computer hardware patents through a series of wrongful acts, including interference with business and contractual relations, interference with technical assistance from third party vendors, breach of contract, negligence, misappropriation of trade secrets, and fraud based upon Intel's failure to promptly notify the Company of defects in Intel's products and timely correction of such defects, and further alleging that Intel has infringed upon the Company's patents. The Company's patents define the architecture of the cache memory of an Intergraph developed microprocessor. The Company believes this architecture is at the core of Intel's entire Pentium line of microprocessors and systems. On December 3, 1997, the Company amended its complaint to include a count charging Intel with violations of federal antitrust laws. Intergraph asserts claims for compensatory and treble damages resulting from Intel's wrongful conduct and infringing acts, and punitive damages in an amount sufficient to punish and deter Intel's wrongful conduct. Additionally, the Company requested that Intel be enjoined from continuing the alleged wrongful conduct which is anticompetitive and/or violates federal antitrust laws, so as to permit
Intergraph uninterrupted development and sale of Intel-based products.

  On  November  21,  1997,  the Company filed  a  motion  in  the
Alabama Court to enjoin Intel from disrupting or delaying its supply of products and product information, pending resolution of Intergraph's legal action. On April 10, 1998, the Alabama Court ruled in favor of Intergraph and ordered that Intel be preliminarily enjoined from terminating Intergraph's rights as a strategic customer in current and future Intel programs, and from otherwise taking any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. The Court's ruling required that Intel carry out business with Intergraph under the same terms and conditions, with the same rights, privileges, and opportunities as Intel makes available to Intergraph's competitors who are also strategic customers of Intel. In response to the Alabama Court's decision, on April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). On November 5, 1999, the Appeals Court vacated the preliminary injunction that had been entered by the Alabama Court. This ruling by the Appeals Court is not expected to impact Company operations as Intel is bound by an Agreement and Consent Order with the Federal Trade Commission entered March 17, 1999 not to restrict microprocessor sales to the Company and not to take coercive actions that were identified by the Company in its legal action against Intel.

   On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph has infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patent infringement asserted by Intel. On June 17, 1998, Intel filed a motion before the Alabama Court seeking a summary judgment holding that Intel is licensed to use the patents that the Company asserted against Intel in the Company's original complaint. This "license defense" was based on Intel's interpretation of the facts surrounding the acquisition by the Company of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. On September 15, 1998, the Company filed a cross motion with the Alabama Court requesting summary adjudication in favor of the Company. On November 13, 1998, the Company amended its complaint to include two additional counts of patent infringement against Intel. The Company requested the court to issue a permanent injunction enjoining Intel from further infringement and to order that the financial impact of the infringement be calculated and awarded in treble to Intergraph. On June 4, 1999, the Alabama Court granted the Company's September 15, 1998 motion and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. On October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel. The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company appealed the Alabama Court's October 12, 1999 order. No decision has been entered.

   The Company believes that Intel's counterclaims, including the alleged infringement of seven Intel patents, will not result in material adverse consequences for the Company.

   At an oral hearing held February 25, 2000, the Alabama Court indicated that the trial date for this case, previously scheduled for June, 2000, will be continued. A formal schedule has not been entered, but the Company believes it likely that trial will be re-scheduled for the Summer of 2001.

  On March 10, 2000 the Alabama Court entered an order dismissing the antitrust claims of the Company against Intel, based in part upon a February 17, 2000 decision by the Appeals Court in another case (CSU v. Xerox). The Company considers this dismissal to be in error and intends to vigorously pursue its antitrust case against Intel. At present, the Company is considering a number of possible options which may include bringing an immediate appeal of the order of the Alabama Court or an appeal following the end of trial and judgment on the merits of the Company's case in chief. At the present time, the Company is unable to determine the effect, if any, of this dismissal on the Company's overall case against Intel.

   During the course of the Intel litigation, the Company has employed a variety of experts to prepare estimates of the damages suffered by the Company under various claims of injury brought by the Company. The following damage estimates were provided to Intel in the August/September 1999 time frame in due course of the litigation process: estimated damages for injury covered under non-patent claims through June 1999 - $100 million; estimated additional damages for injury covered under non-patent claims through December 2003 - $400 million, subject to present-value reduction. These numbers are estimates only and any recovery of damages in this litigation could be substantially less than these estimates or substantially greater than these estimates depending on a variety of factors that cannot be determined at this time. Factors that could lead to recovery of substantially less that these estimates include, but are not limited to, the failure of the Alabama Court or the Appeals Court to sustain the legal basis for one or more of the Company's claims, the failure of the jury to award amounts consistent with these estimates, the failure of the Alabama Court or the Appeals Court to sustain any jury award in amounts consistent with these estimates, the settlement by the Company of the Intel litigation in an amount inconsistent with these estimates, and the failure of the Company to successfully defend itself from Intel's patent counterclaims in the Alabama Court and in the Appeals Court and a consequential recovery by Intel for damages and/or a permanent injunction against the Company. Factors that could lead to recovery substantially greater than these estimates include, but are not limited to, success by the Company in recovering punitive damages on one or more of its non-patent claims.

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

Name                   Age              Position                  Officer Since
----                   ---              --------                  -------------
James F. Taylor Jr.    55   Chief Executive Officer and Director       1977
Robert E. Thurber      59   Executive Vice President and Director      1977
Graeme J. Farrell      57   Executive Vice President                   1994
Penman R. Gilliam      62   Executive Vice President                   1994
Lewis N. Graham Jr.    45   Executive Vice President                   1997
Stephen J. Phillips    58   Executive Vice President                   1987
Preetha R. Pulusani    39   Executive Vice President                   1997
William E. Salter      58   Executive Vice President                   1984
K. David Stinson Jr.   46   Executive Vice President                   1996
John W. Wilhoite       48   Executive Vice President                   1988
                            and Chief Financial Officer
Edward A. Wilkinson    66   Executive Vice President                   1987
Manfred Wittler        59   Executive Vice President                   1989


   James F. Taylor Jr. joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided-design products and for many application specific products. He was elected Vice President in 1977 and Executive Vice President in 1982. He assumed management responsibility for the Company's public safety division in 1995. Effective March 2, 2000, he was elected Chief Executive Officer of Intergraph
Corporation.   Mr.  Taylor  holds  degrees  in  mathematics   and
physics.

   Robert E. Thurber, a founder of the Company, has been a Director since 1972. Mr. Thurber was elected Vice President in June 1997 and is currently serving as Executive Vice President and Chief Engineer. Mr. Thurber holds a master's degree in engineering.

   Graeme J. Farrell joined the Company in February 1986 as the Financial Controller for Intergraph's subsidiaries in Australia and New Zealand. In 1987, the Company appointed him Finance Director for its Asia-Pacific region. He was elected Vice President of Business Operations for Asia-Pacific in 1994, and in August 1999 he was elected Executive Vice President. Prior to joining the Company, Mr. Farrell was involved in accounting software development for five years, and prior to that he was Finance director of Dennison Manufacturing's (USA) Australian operations for five years. Mr. Farrell is a Chartered Secretary and qualified accountant holding a public practice certificate.

  Penman R. Gilliam joined the Company in April 1994 as Executive Vice President responsible for federal programs. Mr. Gilliam is currently responsible for the federal mapping and information systems organization. Mr. Gilliam came to Intergraph from Hughes Aircraft Company where he was Vice President of Hughes Communications and Data Systems Division. From late 1987 through early 1993, Mr. Gilliam served as Deputy Director of the Defense Mapping Agency, the senior civilian responsible for overall production, operations, and research. Mr. Gilliam holds a bachelor's degree in mathematics and geology.

   Lewis N. Graham Jr. joined the Company in 1985 and has been involved in the design and delivery of imaging and mapping systems during most of his career with the Company. He was elected Vice President in 1997 and Executive Vice President in 1998, with responsibility for the mapping and geoengineering divisions of Intergraph. He is currently the Chief Executive Officer of Z/I Imaging, Inc., a 60%-owned photogrammetry company formed in October 1999. Mr. Graham holds a bachelor's degree in physics and a master's degree in electrical engineering.

   Stephen J. Phillips joined the Company as Vice President and General Counsel in November 1987 when Intergraph purchased the Advanced Processor Division of Fairchild Semiconductor, where Mr. Phillips was General Patent Counsel. He was elected Executive Vice President in August 1992. Mr. Phillips holds a master's degree in electrical engineering and a juris doctor in law.

   Preetha R. Pulusani joined the Company in 1980 as a software engineer, and since that time has held several positions in the areas of marketing and development of mapping technology for the Company. She was elected Vice President in 1997 and has served as Executive Vice President, with responsibility for the mapping and geographic information systems business of Intergraph, since August 1998. Ms. Pulusani holds a master's degree in computer science.

  William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's federal systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of Intergraph Government Solutions. He holds a doctorate in electrical engineering.

   K.  David  Stinson Jr. joined the Company in 1996.   Prior  to
joining the Company, Mr. Stinson acted as Vice President of Engineering and Nuclear Projects for the Tennessee Valley Authority ("TVA"), the nation's largest government owned electric power utility. Before joining TVA, he was founder and Chief Executive Officer of Digital Engineering, with responsibility for developing software to assist with the operations, maintenance, and environmental qualification of nuclear facilities and other process plants. Mr. Stinson was elected Executive Vice President in 1996 and is currently responsible for the process and building business of Intergraph. He is a graduate of the U.S. Air Force Academy and holds a masters degree in management administration science.

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

   Manfred Wittler joined the Company in 1989 as Vice President. In 1991, he was elected Executive Vice President, with responsibility for sales and support in Europe, Canada, and Latin America. He has served as Chairman of the Board of Intergraph Computer Systems ("ICS") since November 1999 and was appointed Chief Executive Officer of ICS in January 2000. From 1983
through 1989, Mr. Wittler held several positions with Data General Corporation in Europe, including Division Vice President. He holds a doctorate in engineering.


                             PART II


ITEM 5.   MARKET  FOR  THE COMPANY'S COMMON STOCK AND  RELATED
          SHAREHOLDER MATTERS

   The  information appearing under "Dividend Policy" and  "Price
Range  of  Common Stock" on page 58 of the Intergraph Corporation
1999 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 1999 appearing under "Five Year Financial Summary" on the inside front page of the Intergraph Corporation 1999 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 16 to 32 of the Intergraph Corporation 1999 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

   Information relating to the Company's market risks appearing under "Impact of Currency Fluctuations and Currency Risk Management" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 27 to 32 of the Intergraph Corporation 1999 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent
auditors   appearing  on  pages  33  to  57  of  the   Intergraph
Corporation 1999 annual report to shareholders are incorporated by reference in this Form 10-K annual report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 to 6 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 18, 2000, is incorporated by reference in this Form 10-K annual report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

   Information relating to the executive officers of the  Company appearing under "Executive Officers of the Company" on  pages  14 to 15 in this Form 10-K annual report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

   The information appearing under "Executive Compensation" on pages 6 to 13 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 18, 2000, is incorporated by reference in this Form 10-K annual report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 to 4 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 18, 2000, is incorporated by reference in this Form 10-K annual report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

                                                              Page in
                                                          Annual Report *
                                                          ---------------

(a)  1)  The following consolidated financial
            statements of Intergraph Corporation
            and subsidiaries and the report of
            independent auditors thereon are
            incorporated by reference from the
            Intergraph Corporation 1999 annual
            report to shareholders:

            Consolidated Balance Sheets at December
            31, 1999 and  1998                                   33

            Consolidated Statements of Operations for
            the three years ended December 31, 1999              34

            Consolidated Statements of Cash Flows for
            the three years ended December 31, 1999              35

            Consolidated Statements of Shareholders'
            Equity for the three years ended December 31, 1999   36

            Notes to Consolidated Financial Statements          37-56

            Report of Independent Auditors                       57

     * Incorporated by reference from the indicated pages of the 1999 annual report to shareholders.

                                                               Page in
                                                              Form 10-K
                                                              ---------

     2)  Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts
               and Reserves for the three years ended
               December 31, 1999                                  22

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

      3)  Exhibits

                                                                Page in
          Number             Description                       Form 10-K
          ------             -----------                       ---------

           3(a)    Certificate of Incorporation, Bylaws, and
                   Certificate of Merger (1).

           3(b)    Amendment to Certificate of Incorporation (2).

           3(c)    Restatement of Bylaws (3).

           4       Shareholder Rights Plan, dated August 25,
                   1993 (4) and amendment dated March 16,
                   1999. (10)

           10(a) * Employment Contract of Manfred Wittler dated November 1, 1989 (5) and amendments dated February 18, 1998 (8) and June 7, 1999.

           10(b)   Amended and Restated Loan and Security
                   Agreement, by and between Intergraph
                   Corporation and Foothill Capital Corporation, dated November 30, 1999

           10(c) * Intergraph Corporation 1997 Stock Option Plan
                   (6) and amendment dated January 11, 1999. (11)

           10(d)   Indemnification Agreement between Intergraph
                   Corporation and each member of the Board of Directors of the Company dated June 3, 1997 (7).

           10(e) * Employment Contract of Wade Patterson dated
                   May 30, 1997 (7) and amendment dated November
                   2, 1998. (10)

           10(f) * Intergraph Corporation Nonemployee Director
                   Stock Option Plan (8).

           10(g) * Employment Contract of Klaas Borgers dated
                   September 1, 1997. (10)

           10(h) Asset Purchase Agreement by and among SCI Technology, Inc. as Buyer and Intergraph Corporation as Seller dated November 13, 1998, with Exhibits and Schedule 1 (9).

           10(i) * Intergraph Computer Systems Holding, Inc.
                   1998 Stock Option Plan. (10)

           13      Portions of the Intergraph Corporation
                   1999 Annual Report to Shareholders
                   incorporated  by reference in this Form
                   10-K  Annual Report
           21      Subsidiaries of the Company                      23
           23      Consent of Independent Auditors                  24
           27      Financial Data Schedule

           99(a)   Consent of Lawrence R. Greenwood
           99(b)   Consent of Joseph C. Moquin

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

        (9) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated November 13, 1998, under the Securities Exchange Act of 1934, File No. 0-9722.

        (10) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, under the Securities Exchange Act of 1934, File No. 0-9722.

        (11) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-8 dated May 24, 1999, under the Securities Exchange Act of 1933,
             File No. 333-79137.

------------------
(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.


------------------
Information contained in this Form 10-K annual report includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1999 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     INTERGRAPH CORPORATION

                    By /s/ James F. Taylor Jr.     Date:  March 21, 2000
                       -----------------------
                        James F. Taylor Jr.
                      Chief Executive Officer
                   (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                               Date
                                                               ----

/s/  James W. Meadlock         Chairman of the Board      March 21, 2000
----------------------------
   James W. Meadlock


/s/ James F. Taylor Jr.        Chief Executive Officer
----------------------------   and Director               March 21, 2000
  James F. Taylor Jr.

/s/  Robert E. Thurber         Executive Vice President
----------------------------   and Director               March 21, 2000
   Robert E. Thurber

/s/ Larry J. Laster
----------------------------   Director                   March 21, 2000
    Larry J. Laster


----------------------------   Director                   March 21, 2000
     Thomas J. Lee


----------------------------   Director                   March 21, 2000
   Sidney L. McDonald


/s/  John W. Wilhoite          Executive Vice President
----------------------------   and Chief Financial Officer
    John W. Wilhoite           (Principal Financial and
                               Accounting Officer)        March 21, 2000


              INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



    Column A           Column B      Column C        Column D        Column E
-----------------    -----------   ----------      ------------   -------------
                                    Additions
                      Balance at   charged to
                      beginning    costs and                       Balance at
  Description         of period     expenses        Deductions    end of period
-----------------    -----------   ----------      ------------   -------------
Allowance for
doubtful
accounts deducted
from accounts
receivable in
the balance
sheet          1999  $13,814,000    6,900,000       4,648,000 (1)   $16,066,000
               1998  $14,488,000    3,168,000       3,842,000 (1)   $13,814,000
               1997  $16,703,000    2,844,000       5,059,000 (1)   $14,488,000




Allowance for
obsolete inventory
deducted from
inventories in
the balance
sheet          1999  $31,249,000   23,187,000 (3)  20,540,000 (2)   $33,896,000
               1998  $36,508,000   19,346,000      24,605,000 (2)   $31,249,000
               1997  $43,223,000   15,582,000      22,297,000 (2)   $36,508,000



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Obsolete inventory reduced to net realizable value.

(3) Includes a $7 million inventory write-down resulting from the Company's exit from the personal computer and generic server businesses in third quarter 1999.