Form 10-K/A
period 1999-12-31
INTERGRAPH CORP
filed 2000-04-14
CIK 351145

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

                For the transition period from_______ to_______

                Commission file number 0-9722

                     INTERGRAPH CORPORATION
                     ----------------------
     (Exact name of registrant as specified in its charter)

               Delaware                    63-0573222
      --------------------------       ------------------
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)


        Intergraph Corporation
         Huntsville, Alabama               35894-0001
      --------------------------       ------------------
        (Address of principal              (Zip Code)
         executive offices)

  Registrant's telephone number, including area code:  (256) 730-2000
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

               DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to             Part I, Part II, Part IV
       Shareholders for the year ended
       December 31, 1999

    Portions of the Proxy Statement for                  Part III
       the May 18, 2000 Annual Meeting
       of Shareholders
============================================================================

This amendment on Form 10-K/A is being filed solely for the purpose of adding a typed signature to Exhibit 23 - Consent of Independent Auditors. This signature was inadvertently omitted during the EDGAR conversion process of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 22, 2000.



                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                     INTERGRAPH CORPORATION

                    By /s/  John W. Wilhoite       Date:  April 14, 2000
                      --------------------------
                         John W. Wilhoite
                   Executive Vice President and
                      Chief Financial Officer
              (Principal Financial and Accounting Officer)