Form 10-Q
period 2000-03-31
INTERGRAPH CORP
filed 2000-05-12
CIK 351145

=============================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                                OR

       []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______


                   Commission file number 0-9722


                           INTERGRAPH CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                63-0573222
 -----------------------------         ----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

     Intergraph Corporation
      Huntsville, Alabama                          35894-0001
 -----------------------------                 ------------------
 (Address of principal executive                   (Zip Code)
  offices)

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


    Common stock, par value  $.10 per share:  49,302,572 shares outstanding as of March 31, 2000


=============================================================================



                      INTERGRAPH CORPORATION
                            FORM 10-Q *
                          March 31, 2000

                               INDEX



                                                                   Page No.
                                                                   --------

PART I.  FINANCIAL INFORMATION
         ---------------------

   Item 1.  Financial Statements


            Consolidated Balance Sheets at March 31,
                2000 and December 31, 1999                             2

            Consolidated Statements of Operations for
                the quarters ended March 31, 2000 and 1999             3

            Consolidated Statements of Cash Flows for
                the quarters ended March 31, 2000 and 1999             4

            Notes to Consolidated Financial Statements               5 - 11

   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       12 - 20

   Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                     21


PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings                                         22

   Item 6.  Exhibits and Reports on Form 8-K                          22


SIGNATURES                                                            23






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


PART I.   FINANCIAL INFORMATION
          ---------------------

              INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

----------------------------------------------------------------------------
                                          March 31,   December 31,
                                            2000          1999
----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents               $ 93,412       $ 88,513
  Accounts receivable, net                 237,720        258,768
  Inventories                               30,587         35,918
  Other current assets                      28,266         28,744
----------------------------------------------------------------------------
      Total current assets                 389,985        411,943

  Investments in affiliates                  9,490          9,940
  Other assets                              66,018         68,154
  Property, plant, and equipment, net       82,014         94,907
----------------------------------------------------------------------------
      Total Assets                        $547,507       $584,944
============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                  $ 46,030       $ 50,963
  Accrued compensation                      35,301         35,848
  Other accrued expenses                    56,893         71,052
  Billings in excess of sales               59,126         66,051
  Income taxes payable                       7,124          8,175
  Short-term debt and current maturities
    of long-term debt                       12,039         11,547
----------------------------------------------------------------------------
      Total current liabilities            216,513        243,636

  Deferred income taxes                      2,518          2,620
  Long-term debt                            41,661         51,379
  Other noncurrent liabilities              10,596         10,609
----------------------------------------------------------------------------
      Total liabilities                    271,288        308,244
----------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                5,736          5,736
   Additional paid-in capital              216,146        216,943
   Retained earnings                       179,256        178,231
   Accumulated other comprehensive loss -
     cumulative translation adjustment      (7,474)        (5,506)
----------------------------------------------------------------------------
                                           393,664        395,404
   Less - cost of 8,058,790 treasury
     shares at March 31, 2000 and
     8,145,149 treasury shares at
     December 31, 1999                    (117,445)      (118,704)
----------------------------------------------------------------------------
      Total shareholders' equity           276,219        276,700
----------------------------------------------------------------------------
      Total Liabilities and
        Shareholders' Equity              $547,507       $584,944
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

----------------------------------------------------------------------------
Quarter Ended March 31,                         2000        1999
----------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
  Systems                                   $134,338    $167,379
  Maintenance                                 42,308      49,668
  Services                                    22,759      27,563
----------------------------------------------------------------------------
    Total revenues                           199,405     244,610
----------------------------------------------------------------------------

Cost of revenues
  Systems                                     86,091     118,922
  Maintenance                                 22,597      26,035
  Services                                    18,489      20,727
----------------------------------------------------------------------------
    Total cost of revenues                   127,177     165,684
----------------------------------------------------------------------------

    Gross profit                              72,228      78,926

Product development                           13,961      15,553
Sales and marketing                           32,937      43,988
General and administrative                    24,972      25,390
----------------------------------------------------------------------------

    Income (loss) from operations                358     ( 6,005)

Arbitration settlement                           ---     ( 8,562)
Interest expense                              (1,176)    ( 1,416)
Other income (expense) - net                   3,243         508
----------------------------------------------------------------------------

    Income (loss) from continuing
    operations before income taxes             2,425     (15,475)

Income tax expense                             1,400         ---
----------------------------------------------------------------------------

    Income (loss) from continuing operations   1,025     (15,475)

Loss from discontinued operation, net of
  income taxes                                   ---     ( 2,083)
----------------------------------------------------------------------------

    Net income (loss)                       $  1,025    $(17,558)
============================================================================

    Income (loss) per share -
      basic and diluted:

      Continuing operations                 $    .02    $(   .32)
      Discontinued operation                     ---     (   .04)
----------------------------------------------------------------------------

           Net income (loss)                $    .02    $(   .36)
============================================================================

Weighted average shares outstanding
      - basic                                 49,254      48,697
      - diluted                               49,475      48,697
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

----------------------------------------------------------------------------
Quarter Ended March 31,                             2000          1999
----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                              $ 1,025      $(17,558)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation                                   4,198         5,555
    Amortization                                   6,352         6,041
    Arbitration settlement                           ---         8,562
    Net changes in current assets and liabilities (1,587)          181
----------------------------------------------------------------------------
    Net cash provided by operating activities      9,988         2,781
----------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                5,821        19,919
  Purchases of property, plant, and equipment     (2,259)      ( 2,752)
  Capitalized software development costs          (5,857)      ( 4,580)
  Business acquisition, net of cash acquired      (1,009)      ( 1,742)
  Other                                           (  402)      (   935)
----------------------------------------------------------------------------
    Net cash provided by (used for) investing
      activities                                  (3,706)        9,910
----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                   ---            45
  Debt repayment                                  (  437)      (15,282)
  Proceeds of employee stock purchases and
    exercise of stock options                        462           653
----------------------------------------------------------------------------
    Net cash provided by (used for) financing
      activities                                      25       (14,584)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash           (1,408)      ( 2,313)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      4,899       ( 4,206)
Cash and cash equivalents at beginning of period  88,513        95,473
----------------------------------------------------------------------------
Cash and cash equivalents at end of period       $93,412      $ 91,267
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter ended March 31, 1999 to provide comparability with the current period presentation.

NOTE 2: Discontinued Operation. On October 31, 1999, the Company sold its VeriBest, Inc. operating segment. Accordingly, the Company's consolidated statement of operations for the quarter ended March 31, 1999 has been restated to reflect VeriBest's business as a discontinued operation. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the quarter ended March 31, 1999. Other than its operating loss for the period, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position.

         For the quarter ended March 31, 1999, VeriBest incurred a net loss of $2,083,000, including a loss from operations of $1,898,000, on revenues from unaffiliated customers of $7,467,000.

NOTE 3: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 1999, the Company has extensive ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during first quarter 2000.

NOTE 4: Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for certain litigation between the companies that is the subject of a separate settlement agreement and payment for products and services obtained or provided in the normal course of business from January 1, 1999. Both the Company and BSI expressly denied any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and settled solely to avoid continuing litigation with each other.

         Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12,000,000 and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3,500,000 on the Company's books. As a result of the settlement, Intergraph's equity ownership in BSI was reduced from approximately 50% to approximately 33%. Additionally, the Company had a $1,200,000 net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

         In first quarter 1999, the Company accrued a nonoperating charge to earnings of $8,562,000 ($.18 per share) in connection with the settlement, representing the portion of settlement costs not previously accrued. This charge is included in "Arbitration settlement" in the consolidated statement of operations for the quarter ended March 31, 1999.

         The $12,000,000 payment to BSI was funded primarily from existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 5: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------
                                 March 31,        December 31,
                                   2000                1999
         -----------------------------------------------------------
         (In thousands)

         Raw materials            $10,532             $12,888
         Work-in-process            2,270               5,739
         Finished goods             6,775               5,895
         Service spares            11,010              11,396
         -----------------------------------------------------------
         Totals                   $30,587             $35,918
         ===========================================================

         The Company's December 31, 1999 raw materials and work-in-process balances have been restated to reflect certain parts as work-in-process rather than raw materials as the Company is no longer manufacturing or assembling these products at its facilities. Amounts reflected as work-in-process relate primarily to contracts accounted for under the percentage-of-completion method.

NOTE 6: Property, plant, and equipment - net includes allowances for depreciation of $208,422,000 and $214,219,000 at March 31, 2000 and December 31, 1999, respectively.

NOTE 7: In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. Installment payments totaling $1,009,000 were made in first quarter 2000 and are included in "Business acquisition, net of cash acquired" in the Company's consolidated statement of cash flows for the quarter ended March 31, 2000. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 8: In November 1998, the Company sold substantially all of its U.S. manufacturing assets to SCI Technology, Inc. ("SCI") a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for manufacturing of substantially all of the Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 was received on January 12, 1999 and is included in "Net proceeds from sales of assets" in the Company's consolidated statement of cash flows for the quarter ended March 31, 1999. For a complete discussion of the SCI transaction, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 9: During 1998 and 1999, the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Cash outlays for severance related to these actions approximated $2,800,000 and $600,000 in the first quarters of 2000 and 1999, respectively. At March 31, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $2,000,000 compared to approximately $5,000,000 at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

         Severance payments to date have been funded from existing cash balances and from proceeds from the sale of VeriBest. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income (loss) to net cash provided by operations are as follows:

         ---------------------------------------------------------------
                                  Cash Provided By (Used For) Operations
         Quarter Ended March 31,               2000        1999
         ---------------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net        $ 18,226     $ 6,377
           Inventories                        5,368      (1,242)
           Other current assets             (   715)     (4,723)
         Increase (decrease) in:
           Trade accounts payable           ( 4,545)     (3,981)
           Accrued  compensation  and
             other accrued  expenses        (12,916)      6,093
           Income taxes payable             (   998)     (  242)
           Billings in excess of sales      ( 6,007)     (2,101)
         -----------------------------------------------------------
         Net  changes in current assets
          and liabilities                  $( 1,587)    $   181
         ===========================================================

         Significant noncash investing and financing transactions in first quarter 2000 included the termination of a long-term lease on one of the Company's facilities. The Company accounted for this lease as a financing, and upon termination, long-term debt of $8,300,000 and property, plant, and equipment of $6,500,000 were removed from the Company's books. Investing and financing transactions in first quarter 1999 that did not require cash included the acquisition of a business in part for future obligations totaling approximately $3,475,000, the sale of fixed assets in part for a $2,100,000 short-term note receivable, and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000.

NOTE 11: Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 12: The   Company's  operating  segments  are  Intergraph
         Computer Systems ("ICS"), Intergraph Public Safety, Inc. ("IPS"), the Software and Intergraph Government Solutions businesses (collectively, the Software and Government Solutions businesses form what is termed "Intergraph"), and Z/I Imaging Corporation ("Z/I Imaging"), a 60%-owned subsidiary of the Company formed October 1, 1999. Effective October 31, 1999, the Company sold its VeriBest operating segment and, accordingly, its operating results are reflected in "Loss from discontinued operation, net of income taxes" in the Company's consolidated statement of operations for the quarter ended March 31, 1999. Certain VeriBest financial information for the quarter ended March 31, 1999 is included in Note 2.

         The Company's reportable segments are strategic business units which are organized by the types of products sold and the specific markets served. They are managed separately due to unique technology and marketing strategy resident in each of the Company's markets.

         ICS supplies high performance Windows NT-based graphics workstations and 3D graphics subsystems. IPS develops, markets, and implements systems for the public safety and utilities industries. Intergraph supplies software and solutions, including hardware purchased from ICS, consulting, and services to the process and building and infrastructure industries and provides services and specialized engineering and information technology to support Federal government programs. Z/I Imaging supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets.

         The   Company   evaluates  performance  of  the   operating
         segments based on revenue and income from operations.   The
         accounting policies of the reportable segments are the same as those used in preparation of the consolidated financial statements of Intergraph Corporation (see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year
         ended  December  31,  1999).   Sales between  the  operating
         segments, the most significant of which are sales of hardware products and maintenance from ICS to the other segments, are accounted for under a transfer pricing
         policy.   Transfer prices approximate prices that would  be
         charged  for  the  same  or similar property  to  similarly
         situated  unrelated  buyers.   In  the  U.S.,  intersegment
         sales  of  products  and services to be used  for  internal
         purposes   are   charged   at  cost.    For   international
         subsidiaries, transfer price is charged on intersegment sales of products and services to be used for either internal purposes or sale to customers.


         The following table sets forth revenues and operating income (loss) by operating segment for the quarters ended March 31, 2000 and 1999.

          -----------------------------------------------------------
                                              Quarter Ended March 31,
                                                  2000         1999
          -----------------------------------------------------------
          (In thousands)


          Revenues
          ICS:
            Unaffiliated customers            $ 42,361     $ 62,177
            Intersegment revenues               16,166       31,148
          -----------------------------------------------------------
                                                58,527       93,325
          -----------------------------------------------------------

          IPS:
            Unaffiliated customers              19,147       20,334
            Intersegment revenues                2,718          957
          -----------------------------------------------------------
                                                21,865       21,291
          -----------------------------------------------------------

          Intergraph Software:
            Unaffiliated customers              91,758      120,715
            Intersegment revenues                2,160        1,830
          -----------------------------------------------------------
                                                93,918      122,545
          -----------------------------------------------------------

          Intergraph Government Solutions:
            Unaffiliated customers              38,201       41,384
            Intersegment revenues                1,141        1,380
          -----------------------------------------------------------
                                                39,342       42,764
          -----------------------------------------------------------

          Z/I Imaging:
            Unaffiliated customers               7,938          ---
            Intersegment revenues                4,132          ---
          -----------------------------------------------------------
                                                12,070          ---
          -----------------------------------------------------------
                                               225,722      279,925
          -----------------------------------------------------------
          Eliminations                         (26,317)     (35,315)
          -----------------------------------------------------------
          Total revenues                      $199,405     $244,610
          ===========================================================

          -----------------------------------------------------------
          Operating income (loss):

          ICS                                  $(4,080)     $(6,667)
          IPS                                    1,454        1,927
          Intergraph Software                    3,495        3,393
          Intergraph Government Solutions        3,430        4,233
          Z/I Imaging                            2,737          ---
          Corporate                             (6,678)      (8,891)
          -----------------------------------------------------------
          Total                                $   358      $(6,005)
          ===========================================================

          Prior to October 1999, a portion of the Z/I Imaging business was included in the Intergraph Software operating segment. Revenues and operating income for first quarter 1999 were insignificant to the Software segment as a whole.

          Amounts included in the "Corporate" segment consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the operating segments based on segment usage of administrative services. Included in these amounts are legal fees of $2,736,000 and $4,282,000 for first quarter 2000 and 1999, respectively.

          Not allocated to the segments and not included in the analysis above is the first quarter 1999 charge of $8,562,000 for an arbitration settlement agreement reached with Bentley Systems, Inc. (See Note 4.)

          The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 13:  Effective  January  1,  1998,  the  Company   adopted
          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Under this Statement, all nonowner changes in equity during a period are reported as a component of comprehensive income (loss). During the first quarters of 2000 and 1999, the Company's comprehensive losses totaled $943,000 and $20,816,000, respectively. These comprehensive losses differ from net income (loss) due to foreign currency translation adjustments.

NOTE 14: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requiring companies to recognize derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. In July 1999, the FASB delayed the implementation of this new accounting standard to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The Company is evaluating the effects of adopting SFAS 133 but does not anticipate a significant impact on its consolidated operating results or financial position.

NOTE 15:  In   December  1999,  the  Securities  and   Exchange
          Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met prior to recognition of revenue, including persuasive evidence of the existence of an arrangement, the delivery of products and performance of services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective for the Company's second quarter 2000. The Company is currently evaluating the effects of adopting SAB 101 and will record any material impact on prior periods as the cumulative effect of a change in accounting principle in its second quarter results of operations.

NOTE 16:  Subsequent  Events.   On April 7,  2000,  the  Company
          signed an agreement with 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals, under which 3Dlabs will acquire certain assets of the Intense3D graphics accelerator division of ICS. Under the terms of the agreement, 3Dlabs will issue approximately 3,700,000 common shares of 3Dlabs to the Company as initial consideration for the acquired assets, with an earn-out provision totaling up to an additional $25,000,000 payable in stock and/or cash at the option of 3Dlabs. The earn-out will be based on various performance measures for the Intense3D operations for the remainder of 2000 following the closing of the transaction. Full year 1999 revenue for the Intense3D division approximated $55,000,000, including approximately $17,000,000 in sales to other Intergraph operating segments, with operating results at an approximate breakeven level. Approximately 95 employees of the Company will be employed by 3Dlabs as part of the transaction. The acquisition, which is subject to regulatory approval, is expected to close by the end of second quarter 2000.

          On April 27, 2000, the Company and BSI announced an agreement under which BSI will acquire Intergraph's MicroStation-based civil engineering, networked plotservers, and raster conversion software product lines, and the Company will sell and support MicroStation and certain other BSI products. The agreement, valued at approximately $42,000,000 is subject to the execution of definitive documents and regulatory approval, and is expected to close by the end of third quarter 2000. Full year 1999 revenues for the product lines to be sold to BSI approximated $35,000,000. The agreement will allow the Company to increase its focus on its core vertical businesses and is expected to improve the business relationship between the Company and BSI.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Discontinued Operation. In fourth quarter 1999, the Company sold its VeriBest operating segment. Accordingly, the Company's consolidated statement of operations for the quarter ended March 31, 1999 reflects VeriBest's business as a discontinued operation. Except where noted otherwise, the following discussion of the Company's results of operations addresses only results of continuing operations. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the quarter ended March 31, 1999 and it is not segregated from the related discussions. Other than its operating loss for the period, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q for summarized financial information for the VeriBest operating segment.

Earnings. In first quarter 2000, the Company earned a net income of $.02 per share on revenues of $199.4 million. In first quarter 1999, the Company incurred a loss from continuing operations of $.32 per share on revenues of $244.6 million, including an $8.6 million ($.18 per share) charge for settlement of its arbitration proceedings with Bentley Systems, Inc. (See "Arbitration Settlement" following.) First quarter 2000 income from operations was $.01 per share versus a $.12 per share loss for first quarter 1999. The improvement is the result of a 15% decline in operating expenses.

Remainder of the Year. The Company expects that the industries in which it competes will continue to be characterized by higher performance and lower priced products, intense competition, rapidly changing technologies, shorter product cycles, and development and support of software standards that result in less specific hardware and software dependencies by customers. The Company believes that its operating system (Windows NT) and hardware architecture (Intel) strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer Windows NT and Intel as the systems for their products. The Company has lost significant market share in this generic undifferentiated market due to the actions of Intel. The Company has announced its intention to exit the hardware business and is actively engaged in discussions with potential business partners for Intergraph Computer Systems. The Company is also considering all other available alternatives to help stem the losses in this business unit. In April 2000, the Company announced an agreement to sell the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. See "Subsequent Events" following for a complete discussion.

Improvement in the Company's operating results will continue to depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and
continuously   develop   and  deliver  new   products   that   are
competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction, which includes the creation and implementation, of unknown duration, of independent business units. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel. To maintain profitability, the Company must continue to align its operating expenses with the reduced levels of revenue being generated.

Nonrecurring Operating Charges. During 1998 and 1999, the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Cash outlays for severance related to these actions approximated $2.8 million and $.6 million in the first quarters of 2000 and 1999, respectively. At March 31, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $2 million, compared to approximately $5 million at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

Severance  payments  to date have been funded from  existing  cash
balances.   For   further  discussion  regarding   the   Company's
liquidity, see "Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is subject to certain risks and uncertainties and has extensive ongoing litigation with Intel Corporation. Litigation developments during first quarter 2000 are discussed below.

Intel Litigation. On June 4, 1999, the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") granted the Company's September 15, 1998 motion requesting summary adjudication in favor of the Company on its patent infringement claims and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. On October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel. The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company appealed the Alabama Court's October 12, 1999 order. Oral argument for this appeal has been scheduled for June 7, 2000.

At an oral hearing held February 25, 2000, the Alabama Court indicated that the trial date for this case, previously scheduled for June 2000, will be continued. A formal schedule has not been entered, but the Company believes it likely that trial may be re-scheduled for the summer of 2001.

On March 10, 2000 the Alabama Court entered an order dismissing the antitrust claims of the Company against Intel, based in part upon a February 17, 2000 decision by the Appeals Court in another case (CSU v. Xerox). The Company considers this dismissal to be in error and intends to vigorously pursue its antitrust case against Intel. On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American
Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for certain litigation between the companies that is the subject of a separate settlement agreement and payment for products and services obtained or provided in the normal course of business from January 1, 1999. Both the Company and BSI expressly denied any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and settled solely to avoid continuing litigation with each other.

Under the terms of the Agreement, the Company on April 1, 1999 made payment to BSI of $12 million and transferred to BSI ownership of three million of the shares of BSI's Class A common stock owned by the Company. The transferred shares were valued at approximately $3.5 million on the Company's books. As a result of the settlement, Intergraph's equity ownership in BSI was reduced from approximately 50% to approximately 33%. Additionally, the Company had a $1.2 million net receivable from BSI relating to business conducted prior to January 1, 1999 which was written off in connection with the settlement.

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

Year 2000 Issue. The Company successfully completed all aspects of its Year 2000 readiness program with respect to both its internal systems and its products. As of the date of this filing, the Company has encountered no significant Year 2000 problems. Any undetected errors or defects in the current product offerings of the Company or its suppliers could result in increased costs for the Company and potential litigation over Year 2000 compliance issues.

The Company employed no additional resources to complete its Year 2000 readiness program, and as a result, the related costs, which were funded from operations and expensed as incurred, did not have a material impact on its results of operations or financial condition. Year 2000 related changes in customer spending patterns have not had, and are not anticipated to have, a material impact on the Company's orders or revenues.

ORDERS/REVENUES
---------------

Orders. First quarter systems and services orders totaled $142.4 million, down 18% from the first quarter 1999 level. First quarter 1999 orders included $4 million in orders of the Company's discontinued VeriBest operation. U.S. and international orders declined by 21% and 16%, respectively, from the prior year period. The U.S. decline is primarily attributable to weakening demand for the Company's hardware products reflecting the Company's decision to exit this market in the near future, though weakness was noted in the Company's software segments as well. The Company believes the weakness in software orders is due in part to transitioning to vertical units on the software side, but may also be indirectly related to the announced exit from the hardware business. The international orders decline was concentrated primarily in Europe, where orders declined by approximately 44% from the first quarter 1999 level. European orders have been adversely affected by weakening demand for the Company's hardware product offerings as well as by the strengthening of the dollar against the currencies of that region. The Company estimates that this strengthening of the dollar accounted for approximately 13% of the European orders decline.

Revenues. Total revenues for first quarter 2000 were $199.4 million, down approximately 18.5% from first quarter 1999. Sales outside the U.S. represented approximately 53% of total revenues in first quarter 2000, up slightly from the first quarter and full year 1999 levels. European revenues were 30% of total revenues for first quarter 2000, down from 32% in first quarter 1999 and 31% for the full year 1999.

Systems.   Systems  revenue  for  the  first  quarter  was  $134.3
million, down 20% from the corresponding prior year period. Factors cited previously as contributing to the decline in orders have also adversely affected systems revenues, and competitive conditions manifested in declining per unit sales prices continue to adversely affect the Company's systems revenues and margin. Systems revenues in Europe, the U.S, and the Americas (Canada and Latin America) declined by 28%, 20%, and 17%, respectively, from the first quarter 1999 level. Revenues in the Asia Pacific and Middle East regions were basically flat with the prior year
period.   Excluding  the  impact  of  a  stronger  dollar,  European revenues declined by 22%.

The Company has announced that it will exit the hardware business. Hardware revenues for first quarter 2000 were down 37% from the corresponding prior year period. Unit sales of workstations and servers were down 62%, while workstation and server revenues declined by 54%, as the average per unit selling price increased by 20%. Software revenues were basically flat with the first quarter 1999 level. Significant increases in sales of Geomedia and Utilities software were offset by declines in revenues from plant design and other software products. Plant design is currently the Company's highest volume software offering, representing approximately 28% of total software sales for first quarter 2000.

Maintenance. Revenues from maintenance of Company systems totaled $42.3 million in first quarter 2000, down 15% from the same prior year period. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future.

Services. Services revenue consists primarily of revenues from Company provided training and consulting. Services revenues totaled $22.8 million for the quarter, down 17% from the prior year period, with the largest declines occurring in Europe and in the IPS Utilities division. Services are becoming increasingly significant to the Company's business, representing approximately 11% of total revenue for first quarter 2000. The Company is endeavoring to grow its services business and has redirected efforts to focus increasingly on systems integration. Revenues from these services, however, typically produce lower gross margins than systems or maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for first quarter 2000 was 36.2%, up 3.9 points and 4.5 points from the first quarter 1999 and full year 1999 levels, respectively.

Systems margin was 35.9%, up 6.9 points and 5.9 points, respectively, from the first quarter 1999 and full year 1999 levels, primarily due to an increased software content in the product as the Company's hardware revenues continue to decline. Additionally, Z/I Imaging, a company formed in fourth quarter 1999, has had a positive impact on the Company's systems margin due to the high margins earned on sales of reconnaissance cameras. Full year 1999 systems margin was negatively impacted by a $7 million inventory write-off incurred in connection with the Company's decision to exit the PC and generic server businesses. First quarter systems margin was down slightly from the fourth quarter 1999 level of 37.3%.

In general, the Company's systems margin may be improved by higher software content in the product, a weaker U.S. dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While the Company is unable to predict the effects that many of these factors may have on its systems margins, it expects continuing pressure on its systems margin as the result of increasing industry price competition.

Maintenance margin was 46.6%, down 1 point from first quarter 1999 and up .6 points from the full year 1999 level. The decline from first quarter 1999 is due primarily to a significant decline in U.S. and European revenues without a corresponding reduction in costs. The Company continues to monitor its maintenance cost closely and has taken certain measures, including reductions in headcount, to align these costs with the current level of revenue. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to curtail its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin was 18.8%, down 6 points from first quarter 1999 and up 2.8 points from the full year 1999 level. The decline from the first quarter 1999 level was due primarily to the decline in services revenue from the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.

OPERATING EXPENSES
------------------

Operating expenses for first quarter 2000 were $71.9 million, down 15% from the comparable prior year period. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business operations, to reduce its average employee headcount by approximately 18% from first quarter 1999. Product development expense was down 10% from the first quarter 1999 level due primarily to declines in labor and overhead expenses resulting from the headcount decline and from an increase in software development projects qualifying for capitalization, primarily related to the Company's federal shipbuilding effort. Sales and marketing expense declined 25% from the corresponding prior year period. Sales and marketing expenses have declined across the board due primarily to reduction in headcount. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. General and administrative expense was basically flat with the prior year period. A decline in legal fees due to the low level of activity in the Intel litigation during the quarter was offset by increased bad debt expenses in the U.S., primarily related to the Intergraph Government Solutions business. The Company expects that its legal expenses will continue to fluctuate with the activity level associated with the Intel trial. Additionally, the Company is experiencing a temporary duplication of administrative expenses in connection with its efforts to verticalize its operating segments and decentralize portions of the corporate finance and administrative function. The Company expects that these expenses will decline by the end of 2000.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.2 million for first quarter 2000, compared to $1.4 million for first quarter 1999. The Company's average outstanding debt has declined in comparison to the first quarter 1999 level due primarily to repayment of borrowings under the Company's revolving credit facility utilizing proceeds from sales of various businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense. Significant items included in these amounts are gains on sales of capital assets of $2.2 million and $1.4 million in first quarter 2000 and 1999, respectively, a $1.5 million gain on termination of a long-term lease in first quarter 2000 (see Note 10), and a foreign exchange loss of $1.7 million in first quarter 1999.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 2000, approximately 53% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 52% for the full year 1999. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. During first quarter 2000, the U.S. dollar strengthened on average from its first quarter 1999 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily in Europe, reduced its first quarter 2000 results of operations by approximately $.02 per share in comparison to first quarter 1999.

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

At December 31, 1999, the Company's only outstanding forward contracts related to formalized intercompany loans between the
Company's  European  subsidiaries  and  were  immaterial  to   the
Company's financial position. The Company had no forward contracts outstanding at March 31, 2000.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro". The national currencies of the participating countries will continue to exist through July 1, 2002, and Euro currency will begin to circulate on January 1, 2002. All of the Company's financial systems currently accommodate the Euro, and during 1999 and first quarter 2000, the Company conducted business in Euros with its customers and vendors who chose to do so without encountering significant problems. While the Company continues to evaluate the potential impacts of the common currency, it at present has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in its European markets.

INCOME TAXES
------------

The Company earned pretax income of $2.4 million in first quarter 2000 versus a pretax loss from continuing operations of $15.5 million in first quarter 1999. Income tax expense for first quarter 2000 resulted primarily from taxes on individually profitable majority owned subsidiaries. The first quarter 1999 loss from continuing operations generated no net financial statement tax benefit, as tax expenses in individually profitable international subsidiaries offset available tax benefits. There was no material income tax expense or benefit related to the Company's discontinued operation.

RESULTS BY OPERATING SEGMENT
----------------------------

In first quarter 2000, Intergraph Computer Systems incurred an operating loss of $4.1 million on revenues of $58.5 million, compared to a first quarter 1999 operating loss of $6.7 million on revenues of $93.3 million. ICS's operating loss improvement resulted primarily from a 39% decline in operating expenses as the result of headcount reductions achieved in 1999. During 1999, ICS's headcount was reduced by approximately 35% as the result of employee terminations and attrition, with the majority of the reductions occurring in the sales and marketing area. Though total revenues declined by 37%, ICS's gross margin has remained relatively flat with the first quarter 1999 level at approximately 15%. The ICS business has been significantly adversely impacted by factors associated with the dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) The Company has announced its intention to exit the hardware business and is actively engaged in discussions with potential business partners for ICS. The Company is also considering all other available alternatives to help stem the losses in this business unit. In April 2000, the Company announced an agreement to sell the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. See "Subsequent Events" following for a complete discussion.

In first quarter 2000, Intergraph Public Safety earned operating income of $1.5 million on revenues of $21.9 million, compared to a first quarter 1999 operating income of $1.9 million on revenues of $21.3 million. Improvements in the segment's systems and maintenance margins were offset by a decline in services margins, due primarily to a 15% decline in services revenue from the first quarter 1999 level, and a 28% increase in operating expenses. The Utilities division of IPS has increased its headcount by approximately 34% from the first quarter 1999 level, primarily in the product development and marketing areas. First quarter 2000 was a record bookings quarter for IPS with systems and services orders totaling $24.3 million. However, most of these orders were not received until late in the quarter and as such, they did not impact first quarter revenues. The Company expects improvement in IPS's second quarter revenues and operating results as a result of the significant first quarter bookings.

In first quarter 2000, the Software business earned operating income of $3.5 million on revenues of $93.9 million, compared to a first quarter 1999 operating income of $3.4 million on revenues of $122.5 million. Operating income excludes the impact of certain nonrecurring income and operating expense items associated with Software operations, including the first quarter 1999 arbitration settlement accrual of $8.6 million. The impact of the 23% decline in revenues was offset by a 23% decline in operating expenses from the first quarter 1999 level. During 1999, the segment reduced and reorganized its sales force to align expenses with the lower volume of revenue being generated. Total gross margin remained flat with the corresponding prior year period at 40%.
Improvements in systems margins were offset by declines in maintenance and services margins.

In first quarter 2000, Intergraph Government Solutions earned operating income of $3.4 million on revenues of $39.3 million, compared to a first quarter 1999 operating income of $4.2 million on revenues of $42.8 million. Though revenues declined by 8%, total gross margin improved by 5.6 points from the first quarter 1999 level to 28.1%, due primarily to improvements in the segment's systems margin. This improvement was offset by a 41% increase in the segment's operating expenses, primarily the result of an increase in bad debt expenses from the corresponding prior year period.

In first quarter 2000, Z/I Imaging earned operating income of $2.7 million on revenues of $12.1 million. This was the segment's second full quarter of operations since its inception on October 1, 1999. Prior to October 1999, a portion of this business was included in the Intergraph Software operating segment. The Company believes revenues and operating income for first quarter 1999 were insignificant to the Software segment as a whole. Revenues were higher than expected for the first quarter 2000 as sales of reconnaissance cameras were strong. Total gross margin for the quarter was 52%, reflecting the high margins earned on software as well as on sales of reconnaissance cameras.

See Note 12 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, cash totaled $93.4 million compared to $88.5 million at December 31, 1999. Cash provided by operations in first quarter 2000 totaled $10 million compared to $2.8 million in first quarter 1999.

Net cash used for investing activities totaled $3.7 million in first quarter 2000, compared to a $9.9 million generation of cash in first quarter 1999. First quarter 2000 investing activities included $5.8 million in proceeds from sales of various assets, primarily property, plant, and equipment. First quarter 1999 investing activities included $19.9 million in proceeds from the fourth quarter 1998 sale of the Company's manufacturing assets. (See Note 8 of Notes to Consolidated Financial Statements.) Other significant investing activities in first quarter 2000 included expenditures for capitalizable software development costs of $5.9 million ($4.6 million in first quarter 1999) and capital expenditures of $2.3 million ($2.8 million in first quarter 1999), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $10 to $20 million for the full year 2000, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $14.6 million in first quarter 1999, including a net repayment of debt of approximately $15.2 million. Financing cash flows in first quarter 2000 were not significant.

Under the Company's January 1997 six year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $100 million. The $25 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and certain international receivables. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (9% at March 31, 2000) plus .625%. The amended agreement contains provisions which will lower the interest rate upon achievement of sustained profitability by the Company. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At March 31, 2000, the Company had outstanding borrowings of $25 million (the term loan), which was classified as long-term debt in the consolidated balance sheet, and an additional $24.8 million of the available credit line was allocated to support the Company's letters of credit and forward exchange contracts. As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $72.7 million. Effective May 1, 2000, the maximum availability under the credit line was reduced from $100 million to $80 million to align the facility more closely with the Company's current borrowing base.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures, and restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes without approval. The amended agreement has reduced the Company's net worth covenant to $216 million  at  March 31, 2000, with a subsequent reduction  to  $200 million at June 30, 2000. Additionally, the amended agreement requires the Company to retain, pending a return to profitability, the services of an investment banking firm to advise the Company regarding potential partnering arrangements and other alternatives for its computer hardware business.

At March 31, 2000, the Company had approximately $52 million in debt on which interest is charged under various floating rate arrangements, primarily its six year term loan and revolving credit agreement, mortgages, and an Australian term loan. The Company is exposed to market risk of future increases in interest rates on these loans, with the exception of the Australian term loan, on which the Company has entered into an interest rate swap agreement.

The Company has generated positive operating cash flow for its second consecutive quarter, primarily the result of improved accounts receivable collections and operating expense declines. The Company expects to sustain this improvement in its operating cash flows throughout 2000 as a result of headcount reductions and other expense savings actions taken during 1999. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its amended revolving credit agreement will be adequate to meet cash requirements for 2000. However, the Company must continue to align its operating expenses with the reduced levels of revenue being generated if it is to fund its operations and build cash reserves without reliance on funds from external financing. For the longer term, the Company anticipates no significant operating issues that will require the use of cash, and correspondingly the adequacy of its cash reserves will be dependent on improvement in its operating results.

SUBSEQUENT EVENTS
-----------------

On April 7, 2000, the Company signed an agreement with 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals, under which 3Dlabs will acquire certain assets of the Intense3D graphics accelerator division of ICS. Under the terms of the agreement, 3Dlabs will issue approximately
3.7 million common shares of 3Dlabs to the Company as initial consideration for the acquired assets, with an earn-out provision totaling up to an additional $25 million, payable in stock and/or cash at the option of 3Dlabs. The earn-out will be based on various performance measures for the Intense3D operations for the remainder of 2000 following the closing of the transaction. Full year 1999 revenue for the Intense3D division approximated $55 million, including approximately $17 million in sales to other Intergraph operating segments, with operating results at an approximate breakeven level. Approximately 95 employees of the Company will be employed by 3Dlabs as part of the transaction. The acquisition, which is subject to regulatory approval, is expected to close by the end of second quarter 2000.

On April 27, 2000, the Company and BSI announced an agreement under which BSI will acquire Intergraph's MicroStation-based civil engineering, networked plotservers, and raster conversion software product lines, and the Company will sell and support MicroStation and certain other BSI products. The agreement, valued at approximately $42 million, is subject to the execution of definitive documents and regulatory approval, and is expected to close by the end of third quarter 2000. Full year 1999 revenues for the product lines to be sold to BSI approximated $35 million. The agreement will allow the Company to increase its focus on its core vertical businesses and is expected to improve the business relationship between the Company and BSI.


 Item 3:  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form
          10-K filing for its year ending December 31, 1999.



              INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

 Item 1:  Legal Proceedings
          -----------------

          On  June  4,  1999, the U.S. District Court,  the  Northern
          District of Alabama, Northeastern Division (the "Alabama Court") granted the Company's September 15, 1998 motion requesting summary adjudication in favor of the Company on its patent infringement claims and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. On October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel. The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company appealed the Alabama Court's October 12, 1999 order. Oral argument for this appeal has been scheduled for June 7, 2000.

          At an oral hearing held February 25, 2000, the Alabama Court indicated that the trial date for this case, previously scheduled for June, 2000, will be continued. A formal schedule has not been entered, but the Company believes it likely that trial may be re-scheduled for the summer of 2001.

          On March 10, 2000 the Alabama Court entered an order dismissing the antitrust claims of the Company against Intel, based in part upon a February 17, 2000 decision by the Appeals Court in another case (CSU v. Xerox). The Company considers this dismissal to be in error and intends to vigorously pursue its antitrust case against
          Intel. On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit.

 Item 6:  Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit 27, Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By:    /s/ James F. Taylor Jr.              By:    /s/ John W. Wilhoite
       -----------------------                     --------------------
       James F. Taylor Jr.                         John W. Wilhoite
       Chief Executive Officer                     Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Date:  May 12, 2000                         Date:  May 12, 2000