Form 10-Q
period 2000-06-30
INTERGRAPH CORP
filed 2000-08-11
CIK 351145

==================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____to____


                  Commission file number 0-9722


                      INTERGRAPH CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                                 63-0573222
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

        Intergraph Corporation
          Huntsville, Alabama                         35894-0001
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                           (256) 730-2000
                         ------------------
                         (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X  NO___


   Common stock, par value  $.10 per share: 49,380,467 shares outstanding as of June 30, 2000



==================================================================


                     INTERGRAPH CORPORATION
                           FORM 10-Q*
                          June 30, 2000

                              INDEX


                                                          Page No.
                                                          --------

PART I.  FINANCIAL INFORMATION
         ---------------------

   Item 1. Financial Statements


           Consolidated Balance Sheets at June 30,
              2000 and December 31, 1999                     2

           Consolidated Statements of Operations
              for the quarters and six months
              ended June 30, 2000 and 1999                   3

           Consolidated Statements of Cash Flows
              for the six months ended June 30,
              2000 and 1999                                  4

           Notes to Consolidated Financial Statements      5 - 13

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                     14 - 25

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                26



PART II. OTHER INFORMATION
         -----------------

   Item 1. Legal Proceedings                                26

   Item 4. Submission of Matters to a Vote of
           Security Holders                                 27

   Item 6. Exhibits and Reports on Form 8-K                 27


SIGNATURES                                                  28




*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, its Form 10-Q for the quarter ended March 31, 2000, and this Form 10-Q.


PART I.  FINANCIAL INFORMATION
         ---------------------

             INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

--------------------------------------------------------------------
                                        June 30,       December 31,
                                          2000             1999
--------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents             $ 92,544         $ 88,513
  Accounts receivable, net               217,675          258,768
  Inventories                             31,429           35,918
  Other current assets                    27,776           28,744
--------------------------------------------------------------------
      Total current assets               369,424          411,943

  Investments in affiliates                9,593            9,940
  Other assets                            64,709           68,154
  Property, plant, and equipment, net     71,898           94,907
--------------------------------------------------------------------
      Total Assets                      $515,624         $584,944
====================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                $ 36,195         $ 50,963
  Accrued compensation                    35,425           35,848
  Other accrued expenses                  55,599           71,052
  Billings in excess of sales             53,928           66,051
  Income taxes payable                     8,164            8,175
  Short-term debt and current
     maturites of long-term debt           7,643           11,547
--------------------------------------------------------------------
      Total current liabilities          196,954          243,636

  Deferred income taxes                    2,304            2,620
  Long-term debt                          33,066           51,379
  Other noncurrent liabilities            10,766           10,609
--------------------------------------------------------------------
      Total liabilities                  243,090          308,244
--------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10
     per share - 100,000,000 shares
     authorized; 57,361,362 shares
     issued                                5,736            5,736
   Additional paid-in capital            215,428          216,943
   Retained earnings                     175,594          178,231
   Accumulated other comprehensive
     income                               (7,920)          (5,506)
--------------------------------------------------------------------
                                         388,838          395,404
   Less - cost of 7,980,895 treasury
     shares at June 30, 2000 and
     8,145,149 treasury shares at
     December 31, 1999                  (116,304)        (118,704)
--------------------------------------------------------------------
      Total shareholders' equity         272,534          276,700
--------------------------------------------------------------------
      Total Liabilities and
        Shareholders' Equity            $515,624         $584,944
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

--------------------------------------------------------------------------
                         Quarter Ended June 30,  Six Months Ended June 30,
                               2000      1999            2000       1999
--------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                    $123,242  $154,521        $257,580   $321,900
 Maintenance                  41,505    45,608          83,813     95,276
 Services                     23,234    26,947          45,993     54,510
--------------------------------------------------------------------------
   Total revenues            187,981   227,076         387,386    471,686
--------------------------------------------------------------------------

Cost of revenues
 Systems                      76,456   107,373         162,547    226,295
 Maintenance                  22,493    22,402          45,090     48,437
 Services                     20,025    21,881          38,514     42,608
--------------------------------------------------------------------------
   Total cost of revenues    118,974   151,656         246,151    317,340
--------------------------------------------------------------------------

   Gross profit               69,007    75,420         141,235    154,346

Product development           16,002    15,790          29,963     31,343
Sales and marketing           31,866    45,412          64,803     89,400
General and administrative    23,867    28,987          48,839     54,377
Nonrecurring operating
   charges                       ---     2,472             ---      2,472
--------------------------------------------------------------------------

   Loss from operations       (2,728)  (17,241)         (2,370)   (23,246)

Gain on sale of assets           ---    11,505             ---     11,505
Arbitration settlement           ---       ---             ---    ( 8,562)
Interest expense              (1,112)  ( 1,423)         (2,288)   ( 2,839)
Other income (expense) - net   2,678   ( 2,489)          5,921    ( 1,981)
--------------------------------------------------------------------------

   Income (loss) from
   continuing operations
   before income taxes        (1,162)  ( 9,648)          1,263    (25,123)

Income tax expense             2,500       ---           3,900        ---
--------------------------------------------------------------------------

   Loss from continuing
   operations                 (3,662)  ( 9,648)         (2,637)   (25,123)

Loss from discontinued
   operation, net of
   income taxes                  ---   ( 2,444)            ---    ( 4,527)
--------------------------------------------------------------------------

   Net loss                 $ (3,662) $(12,092)       $ (2,637)  $(29,650)
==========================================================================

   Loss per share - basic
    and diluted:
     Continuing operations  $ (  .07) $(   .20)       $ (  .05)  $(   .52)
     Discontinued operation      ---   (   .05)            ---    (   .09)
--------------------------------------------------------------------------
          Net loss          $ (  .07) $(   .25)       $ (  .05)  $(   .61)
==========================================================================

Weighted average shares
   outstanding -
     basic and diluted        49,330    48,831          49,292     48,765
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

---------------------------------------------------------------------
Six Months Ended June 30,                       2000          1999
---------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net loss                                   $( 2,637)     $(29,650)
  Adjustments to reconcile net loss to net
  cash provided by (used for) operating
  activities:
   Gain on sale of subsidiary                     ---       (11,505)
   Gains on sales of capital assets           ( 7,181)      ( 1,392)
   Depreciation                                 8,083        10,778
   Amortization                                11,079        13,162
   Noncash portion of arbitration settlement      ---         3,530
   Noncash portion of nonrecurring operating
     charges                                      ---         2,472
   Net changes in current assets and
     liabilities                                7,688         8,504
---------------------------------------------------------------------
   Net cash provided by (used for) operating
     activities                                17,032       ( 4,101)
---------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets            16,667        24,631
  Purchases of property, plant, and equipment ( 4,171)      ( 5,723)
  Capitalized software development costs      ( 8,520)      ( 9,627)
  Capitalized internal use software costs     (   760)      ( 2,967)
  Business acquisition, net of cash acquired  ( 1,051)      ( 1,874)
  Other                                       (   229)      ( 1,959)
---------------------------------------------------------------------
   Net cash provided by investing activities    1,936         2,481
---------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                ---            45
  Debt repayment                              (13,016)      (17,897)
  Proceeds of employee stock purchases and
    exercise of stock options                     885         1,361
---------------------------------------------------------------------
   Net cash used for financing activities     (12,131)      (16,491)
---------------------------------------------------------------------
Effect of exchange rate changes on cash       ( 2,806)      ( 2,118)
---------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                   4,031       (20,229)
Cash and cash equivalents at beginning
  of period                                    88,513        95,473
---------------------------------------------------------------------
Cash and cash equivalents at end of period   $ 92,544      $ 75,244
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and six months ended June 30, 1999 to provide comparability with the current period presentation.

NOTE 2: Discontinued Operation. On October 31, 1999, the Company sold its VeriBest, Inc. operating segment. Accordingly, the Company's consolidated statements of operations for the quarter and six months ended June 30, 1999 have been restated to reflect VeriBest's business as a discontinued operation. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the six months ended June 30, 1999. Other than its operating losses for the periods presented, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position.

         For the quarter ended June 30, 1999, VeriBest incurred a net loss of $2,444,000, including a loss from operations of $2,232,000, on revenues from unaffiliated customers of $6,568,000. For the six months ended June 30, 1999, VeriBest incurred a net loss of $4,527,000, including a loss from operations of $4,130,000, on revenues from unaffiliated customers of $14,035,000.

NOTE 3: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 1999 and its Form 10-Q for the quarter ended March 31, 2000, the Company has extensive ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during second quarter 2000.

NOTE 4: Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for certain litigation between the companies that was the subject of a separate settlement agreement and payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly denied any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and settled solely to avoid continuing litigation with each other.

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


NOTE 5: Inventories are stated at the lower of average cost or market and are summarized as follows:

         ----------------------------------------------------------
                                 June 30,       December 31,
                                   2000              1999
         ----------------------------------------------------------
         (In thousands)

         Raw materials            $ 9,985          $12,888
         Work-in-process            3,668            5,739
         Finished goods             7,619            5,895
         Service spares            10,157           11,396
         ----------------------------------------------------------
         Totals                   $31,429          $35,918
         ==========================================================

         The Company's December 31, 1999 raw materials and work-in-process balances have been restated to reflect certain parts as raw materials rather than work-in-process as the Company is no longer manufacturing or assembling these products at its facilities. Amounts reflected as work-in-process relate primarily to contracts accounted for under the percentage-of-completion method.

NOTE 6: Property, plant, and equipment - net includes allowances for depreciation of $202,450,000 and $214,219,000 at June 30, 2000 and December 31, 1999, respectively.

NOTE 7: In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. Installment payments totaling $1,051,000 were made in the first six months of 2000 and are included in "Business acquisition, net of cash acquired" in the Company's consolidated statement of cash flows for the six months ended June 30, 2000. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 8: In November 1998, the Company sold substantially all of its U.S. manufacturing assets to SCI Technology, Inc. ("SCI") a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for the manufacturing of substantially all of the Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 was received on January 12, 1999 and is included in "Net proceeds from sales of assets" in the Company's consolidated statement of cash flows for the six months ended June 30, 1999. As part of this transaction, SCI retained the option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of the sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the Company unused inventory having a value of approximately $10,200,000 in exchange for a cash payment of $2,000,000 on July 2, 1999 and a short-term installment note payable in the principal amount of $8,200,000. This note was payable in three monthly installments concluding October 1, 1999 and bore interest at a rate of 9%. The Company funded its payments to SCI primarily with existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. For a complete discussion of the SCI transaction, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 NOTE 9: Nonrecurring Operating Charges.  During 1998 and 1999,
         the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Restructuring activity during the first six months of 1999 and 2000 is discussed below.

         In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems ("ICS") operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales effort within the Intergraph subsidiaries in that region. The associated cost of
         $2,500,000,  primarily  for  employee  severance  pay,  is included in "Nonrecurring operating charges" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. The Company estimates that this resizing has resulted in annual savings of approximately $3,000,000.

         Cash outlays for severance related to the 1998 and 1999 actions approximated $3,500,000 and $900,000 in the first six months of 2000 and 1999, respectively. At June 30, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $1,400,000 compared to approximately $5,000,000 at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

         Severance payments to date have been funded from existing cash balances and from proceeds from the sale of VeriBest. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions, divestitures, and nonrecurring operating charges, in reconciling net loss to net cash provided by (used for) operations are as follows:

         ----------------------------------------------------------
                                             Cash Provided By
                                          (Used For) Operations
         Six Months Ended June 30,          2000          1999
         ----------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net       $35,732       $27,871
           Inventories                      4,232        (3,341)
           Other current assets             4,871        (2,320)
         Increase (decrease) in:
           Trade accounts payable         (14,321)       (2,303)
           Accrued  compensation and
            other accrued expenses        (12,715)       (3,123)
           Income taxes payable                85        (1,150)
           Billings in excess of sales    (10,196)       (7,130)
         ----------------------------------------------------------
         Net changes in current assets
          and liabilities                 $ 7,688       $ 8,504
         ==========================================================

         Investing and financing transactions in the first half of 2000 that did not require cash included the termination of a long-term lease on one of the Company's facilities. The Company accounted for this lease as a financing, and upon termination, long-term debt of $8,300,000 and property, plant, and equipment of $6,500,000 were removed from the Company's books. Significant noncash investing and financing transactions in the first half of 1999 included the acquisition of a business in part for future obligations totaling approximately $3,475,000 (see Note
         7), the sale of a subsidiary in part for deferred payments and debt of $8,297,000 (see Note 16), the purchase of inventory for future obligations totaling $10,200,000 (see Note 8), the sale of fixed assets in part for a $2,100,000 short-term note receivable, and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000.

NOTE 11: Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 12: The Company's operating segments are Intergraph Computer Systems ("ICS"), Intergraph Public Safety, Inc. ("IPS"), the Software and Intergraph Government Solutions businesses (collectively, the Software and Government Solutions businesses form what is termed "Intergraph"), and Z/I Imaging Corporation ("Z/I Imaging"), a 60%-owned subsidiary of the Company formed October 1, 1999. Effective October 31, 1999, the Company sold its VeriBest operating segment and, accordingly, its operating results are reflected in "Loss from discontinued operation, net of income taxes" in the Company's consolidated statements of operations for the quarter and six months ended June 30, 1999. Certain VeriBest financial information for the quarter and six months ended June 30, 1999 is included in
         Note 2.

         The Company's reportable segments are strategic business units which are organized by the types of products sold and the specific markets served. They are managed separately due to unique technology and marketing strategy resident in each of the Company's markets.

         ICS is historically a supplier of high performance Windows NT-based graphics workstations and 3D graphics subsystems. IPS develops, markets, and implements systems for the public safety and utilities industries. Intergraph supplies software
         and solutions, including  hardware  purchased  from   ICS,
         consulting,  and services to the process and building  and
         infrastructure  industries  and  provides   services   and
         specialized  engineering  and  information  technology  to
         support   Federal   government  programs.    Z/I   Imaging
         supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets.

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

         The following table sets forth revenues and operating income (loss) by operating segment for the quarters and six months ended June 30, 2000 and 1999.

         ---------------------------------------------------------------------
                                         Quarter                  Six Months
                                      Ended June 30,            Ended June 30,
                                      2000      1999            2000      1999
         ---------------------------------------------------------------------
         (In thousands)

         Revenues
         ICS:
           Unaffiliated customers $ 41,179  $ 52,844        $ 83,540  $115,021
           Intersegment revenues    11,660    33,261          27,826    64,409
         ---------------------------------------------------------------------
                                    52,839    86,105         111,366   179,430
         ---------------------------------------------------------------------

         IPS:
           Unaffiliated customers   19,836    22,198          38,983    42,532
           Intersegment revenues     1,909     2,547           4,627     3,504
         ---------------------------------------------------------------------
                                    21,745    24,745          43,610    46,036
         ---------------------------------------------------------------------

         Intergraph Software:
           Unaffiliated customers   85,602   114,406         177,360   235,300
           Intersegment revenues     1,971     3,953           4,131     8,566
         ---------------------------------------------------------------------
                                    87,573   118,359         181,491   243,866
         ---------------------------------------------------------------------

         Intergraph Government Solutions:
           Unaffiliated customers   35,755    37,628          73,956    78,833
           Intersegment revenues     1,508     2,147           2,649     3,706
         ---------------------------------------------------------------------
                                    37,263    39,775          76,605    82,539
         ---------------------------------------------------------------------

         Z/I Imaging:
           Unaffiliated customers    5,609       ---          13,547       ---
           Intersegment revenues     5,762       ---           9,894       ---
         ---------------------------------------------------------------------
                                    11,371       ---          23,441       ---
         ---------------------------------------------------------------------
                                   210,791   268,984         436,513   551,871
         ---------------------------------------------------------------------
         Eliminations              (22,810)  (41,908)        (49,127)  (80,185)
         ---------------------------------------------------------------------
         Total revenues           $187,981  $227,076        $387,386  $471,686
         =====================================================================

         ---------------------------------------------------------------------
         Operating income (loss) before nonrecurring charges:

         ICS                      $    514  $(12,839)       $( 3,566) $(19,506)
         IPS                         1,107     3,259           2,561     5,186
         Intergraph Software        (1,526)    4,137           1,969     7,530
         Intergraph Government
          Solutions                  1,441     1,402           4,871     5,635
         Z/I Imaging                 2,480       ---           5,217       ---
         Corporate                  (6,744)  (10,728)        (13,422)  (19,619)
         ---------------------------------------------------------------------
         Total                    $ (2,728) $(14,769)       $( 2,370) $(20,774)
         =====================================================================

         Prior  to  October  1999, a portion  of  the  Z/I  Imaging business was included in the Intergraph Software operating segment. The Company believes the associated revenues and operating income for the second quarter and first half of 1999 were insignificant to the Software segment as a whole.

         Amounts included in the "Corporate" category consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the operating segments based on segment usage of administrative services. Included in these amounts are legal fees of $4,404,000 and $7,595,000 for the first six months of 2000 and 1999, respectively.

         Significant profit and loss items that were not allocated to the segments and not included in the analysis above include a charge of $8,562,000 for an arbitration settlement agreement reached with Bentley Systems, Inc. in first quarter 1999 (see Note 4), an $11,505,000 gain on  the  sale of a subsidiary in second quarter 1999  (see
         Note 16), and nonrecurring operating charges of $2,472,000 incurred in second quarter 1999 (see Note 9).

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 13: Comprehensive   income   (loss).    The   Company's
         comprehensive losses for the second quarter and first six months of 2000 totaled $4,108,000 and $5,051,000, respectively, compared to comprehensive losses of $16,133,000 and $36,949,000, respectively, for the comparable prior year periods. These comprehensive losses differ from net loss due mainly to foreign currency translation adjustments.

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

NOTE 15: In   December  1999,  the  Securities  and  Exchange
         Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met prior to recognition of revenue, including persuasive evidence of the existence of an arrangement, the delivery of products and performance of services, a fixed and determinable  sales  price, and  reasonable  assurance  of collection. In June 2000, the SEC delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (fourth quarter 2000 for the Company). The Company is currently evaluating the effects of adopting SAB 101 and will record any material impact on prior periods as the cumulative effect of a change in accounting principle in its fourth quarter results of operations, with a restatement of prior interim quarters of 2000, if necessary. The SEC has indicated that it will issue further guidance with respect to the implementation of SAB 101. Until this additional guidance is issued, the Company cannot fully evaluate the impact, if any, that this SAB will have on its consolidated operating results or financial position.

NOTE 16: In April 1999, the Company sold InterCAP Graphics Systems, Inc., a wholly-owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12,150,000, consisting of $3,853,000 in cash received at closing, deferred payments received in September and
         October   1999  totaling  $2,500,000,  and  a   $5,797,000
         convertible subordinated debenture due March 2002 (included in "Other assets" in the June 30, 2000 and
         December 31, 1999 consolidated balance sheets). The resulting gain on this transaction of $11,505,000 is included in "Gain on sale of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. InterCAP's revenues and losses for 1998 were $4,660,000 and $1,144,000, respectively,
         ($3,600,000  and  $1,853,000 for  1997).   Assets  of  the
         subsidiary  at December 31, 1998 totaled $1,550,000.   The
         subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to its sale.

NOTE 17: On April 27, 2000, the Company and BSI announced an agreement under which BSI will acquire Intergraph's MicroStation-based civil engineering, networked plotservers, and raster conversion software product lines, and the Company will sell and support MicroStation and certain other BSI products. The agreement, valued at approximately $42,000,000, is subject to the execution of definitive documents and is expected to close by the end of third quarter 2000. Full year 1999 revenues for the product lines to be sold to BSI approximated $35,000,000. The agreement will allow the Company to increase its focus on its core vertical businesses and is expected to improve the business relationship between the Company and BSI.

NOTE 18: On May 25, 2000, the Company reached an agreement, subject to inspection and final documents, to sell several of the buildings on its Huntsville, Alabama campus to an Alabama-based real estate investment company for $7,600,000. The resulting consolidation of the Company's Huntsville-based personnel and operations into fewer buildings is expected to reduce the Company's overhead expenses. The closing of the sale is scheduled for completion in September 2000. The Company expects to record a nonoperating gain on this transaction of approximately $2,000,000 in its third quarter results of operations.

NOTE 19: Subsequent Events. On July 21, 2000, the Company completed the sale of the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals. As initial consideration for the acquired assets, 3Dlabs issued to the Company approximately 3,600,000 of its common shares with an aggregate market value of approximately $13,200,000 on the date of closing. The agreement also contains an earn-out provision based on various performance measures for Intense3D operations for the remainder of 2000 following the July 1 effective date of the sale. This earn-out provides an opportunity for additional proceeds of up to $25,000,000, payable in stock and/or cash at the option of 3Dlabs. The Company expects to record a pretax gain from initial proceeds of the sale of approximately $9,000,000 in third quarter 2000. Full year 1999 third-party revenue for the Intense3D division approximated $38,000,000, with operating results at an approximate breakeven level.

         On July 21, 2000, the Company announced its intent to form a strategic alliance with Silicon Graphics, Inc. ("SGI"), a worldwide provider of high-performance computing and advanced graphics solutions, in which SGI will acquire certain of the Company's hardware business assets, including ICS's Zx10 family of workstations and servers. Under the proposed alliance, the Company will become a reseller for SGI and will offer its application solutions on the SGI platform. In connection with this agreement, the Company plans to purchase $100,000,000 in SGI products and services over a three year period. The terms of the sale are still being finalized. The transaction is expected to close in third quarter 2000.

         These two transactions signal completion of the Company's exit of the development, design, and manufacture of hardware products, allowing the Company's operating segments to focus on providing software, systems integration, and services to the industries in which Intergraph is a market leader. Upon completion of these transactions, the Company expects to incur a nonrecurring charge to operations in the range of $10,000,000 to $12,000,000, primarily for inventory and fixed asset write-offs, employee severance, and other costs incurred in connection with the shutdown of the remainder of the hardware development business. The Company will continue to sell hardware products from other vendors, including SGI, and to perform hardware maintenance services for its installed customer base. However, the Company anticipates that revenues from both of these sources will continue to decline over time as hardware will no longer be a primary focus of the Company.

             INTERGRAPH CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Discontinued Operation. In fourth quarter 1999, the Company sold its VeriBest operating segment. Accordingly, the Company's consolidated statements of operations for the quarter and six months ended June 30, 1999 reflect VeriBest's business as a discontinued operation. Except where noted otherwise, the following discussion of the Company's results of operations addresses only results of continuing operations. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the six months ended June 30, 1999, and it is not segregated from the related discussions. Other than its operating losses for the periods presented, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q for summarized financial information for the VeriBest operating segment.

Earnings. In second quarter 2000, the Company incurred a net loss of $.07 per share on revenues of $188 million, including a $.07 per share gain on the sale of a European office building. In second quarter 1999, the Company incurred a loss from continuing operations of $.20 per share on revenues of $227.1 million, including an $11.5 million ($.24 per share) gain on the sale of a subsidiary and a $2.5 million ($.05 per share) nonrecurring operating charge for the resizing of its European computer hardware sales organization. Exclusive of these nonrecurring charges, the second quarter 2000 loss from operations improved to $.06 per share from $.30 per share for second quarter 1999. This loss improvement resulted primarily from a 20% decline in operating expenses and a 7.5 point improvement in systems gross margin. For the first half of 2000, the Company incurred a net loss of $.05 per share on revenues of $387.4 million, including $.15 per share earned on the sale of various capital assets, including the aforementioned building sale. For the first half of 1999, the Company incurred a net loss from continuing operations of $.52 per share on revenues of $471.7 million, including an $8.6 million ($.18 per share) charge for settlement of its arbitration proceedings with Bentley Systems, Inc. (See "Arbitration Settlement" following), the $.24 per share gain on the sale of a subsidiary, and the $.05 per share charge for resizing of the European computer hardware sales organization. Exclusive of these nonrecurring charges, the first half 2000 loss from operations improved to $.05 per share from $.43 per share for first half 1999. This improvement was the result of an 18% decline in operating expenses and a 7.2 point improvement in systems gross margin. Though the Company has realized considerable improvements in its operating expense levels and gross margin, they have not yet been sufficient to return the Company to sustained profitability as the Company's operating results continue to be negatively impacted by operating losses incurred by the Intergraph Computer Systems ("ICS") operating segment, legal fees associated with the Intel trial, and temporary duplication of administrative expenses in
connection  with  verticalization  of  the  Company's   operating
segments.

Remainder  of the Year.  The Company expects that the  industries in which it competes will continue to be characterized by higher performance and lower priced products, intense competition,
rapidly  changing  technologies,  shorter  product  cycles,   and
development and support of software standards that result in less
specific  hardware and software dependencies by  customers.   The
Company believes that its operating system (Windows NT) and hardware architecture (Intel) strategies are the correct choices. However, competing operating systems and products are available in the market, and competitors of the Company offer Windows NT and Intel as the systems for their products. The Company has lost significant market share in this generic undifferentiated market due to the actions of Intel and has announced its
intentions  to  exit the hardware business.   Subsequent  to  the
close of the second quarter, the Company completed the sale of its graphics accelerator division to 3Dlabs, Inc. Ltd. and announced an agreement with Silicon Graphics, Inc. with respect to its workstation and server business that should complete its exit
from   the  hardware  development  and  design  business.    (See
"Subsequent Events" following.) The Company will continue to sell hardware products from other vendors through its vertical operating segments and perform hardware maintenance services for its installed customer base.

Improvement in the Company's operating results will continue to depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction, which includes the creation and operation of independent business units. In addition, the Company faces significant operational and financial uncertainty of unknown duration due to its dispute with Intel. To achieve and maintain profitability, the Company must continue to align its operating expenses with the reduced levels of revenue being generated.

Nonrecurring Operating Charges. During 1998 and 1999, the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Restructuring activity during the first six months of 1999 and 2000 is discussed below.

In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems ("ICS") operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales effort within the Intergraph subsidiaries in that region. The associated cost of $2.5 million, primarily for employee severance pay, is included in "Nonrecurring operating charges" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. The Company estimates that this resizing has resulted in annual savings of approximately $3 million.

Cash outlays for severance related to the 1998 and 1999 actions approximated $3.5 million and $.9 million in the first six months of 2000 and 1999, respectively. At June 30, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $1.4 million compared to approximately $5 million at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

Severance  payments to date have been funded from  existing  cash
balances  and  from  proceeds from the  sale  of  VeriBest.   For
further   discussion  regarding  the  Company's  liquidity,   see
"Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its Form 10-Q for the quarter ended March 31, 2000, the Company is subject to
certain   risks  and  uncertainties  and  has  extensive  ongoing
litigation   with  Intel  Corporation.   Significant   litigation
developments during second quarter 2000 are discussed below.

Intel Litigation. On June 4, 1999, the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") granted the Company's September 15, 1998 motion requesting summary adjudication in favor of the Company on its patent infringement claims and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. On October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel. The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company appealed the Alabama Court's October 12, 1999 order. Oral argument for this appeal was heard on June 7, 2000. No decision has been entered.

On March 10, 2000, the Alabama Court entered an order dismissing the antitrust claims of the Company against Intel, based in part upon a February 17, 2000 decision by the Appeals Court in another case (CSU v. Xerox). The Company considers this dismissal to be in error and intends to vigorously pursue its antitrust case against Intel. On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit.

On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counter-claims. Intel's responses are not due until October 13, 2000, and no decision on either party's motion is expected before fourth quarter 2000.

The trial date for this case, previously scheduled for June 2000, has been continued. A formal schedule has not yet been entered, but the Company believes it likely that trial may be rescheduled for the summer of 2001.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American
Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for certain litigation between the companies that was the subject of a separate settlement agreement and payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly denied any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and settled solely to avoid continuing litigation with each other.

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

Year 2000 Issue. The Company successfully completed all aspects of its Year 2000 readiness program with respect to both its internal systems and its products. As of the date of this filing, the Company has encountered no significant Year 2000 problems. However, any undetected errors or defects in the current product offerings of the Company or its suppliers could result in increased costs for the Company and potential litigation over Year 2000 compliance issues.

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

ORDERS/REVENUES
---------------

Orders. Second quarter and first half 2000 systems and services orders totaled $173.6 million and $316 million, respectively, reflecting declines of approximately 10% and 14% from the same prior year periods. Second quarter and first half 1999 orders included $4.5 million and $8.4 million, respectively, in orders of the Company's discontinued VeriBest operation. U.S. orders declined by 7% and 13%, respectively, and international orders declined by 13% and 14%, respectively, from the second quarter and first half 1999 levels. The orders decline is attributed primarily to the weakening demand for the Company's hardware products as the result of the Company's decision to exit this market, though weakness was noted in the Company's software segments as well. The Company believes the weakness in software orders is due in part to transitioning to vertical units in the software businesses, but may also be related to the announced exit from the hardware business. Second quarter orders improved by 22% from the first quarter 2000 level. International orders, particularly in Europe, have also been adversely affected by the strengthening of the U.S. dollar. The Company estimates that this strengthening of the dollar resulted in an approximate 2% decline in its reported systems and services orders from the first half 1999 level.

Revenues. Total revenues for second quarter and first half 2000 were $188 million and $387.4 million, respectively, down 17% and 18%, respectively, from the comparable prior year periods due to the expected decline in hardware revenues and first quarter order softness in the vertical software businesses. Sales outside the U.S. represented approximately 53% of total revenues for the six months ended June 30, 2000, up from 51% for the comparable prior year period and 52% for the full year 1999, despite the strengthening of the dollar. European revenues comprised 28% of total revenues for first half 2000 compared to 31% for the first half and full year 1999.

Systems. Systems revenue for the second quarter and first half of 2000 was $123.2 million and $257.6 million, respectively, down 20% from the comparable prior year periods. Factors cited previously as contributing to the decline in orders have also adversely affected systems revenues, and competitive conditions manifested in declining per unit sales prices continue to adversely affect the Company's systems revenues and margin.
Systems revenues in Europe, the U.S., and the Americas (Canada and Latin America) declined by 31%, 22%, and 16%, respectively, from first half 1999 levels, while MidWorld and Asia Pacific systems revenues increased by 23% and 8%, respectively. Excluding the impact of a stronger dollar, the European revenue decline was 24%. Asia Pacific revenues, however, were positively impacted by weakening of the dollar against the currencies of that region. The improvement in MidWorld revenues is attributed primarily to sales made by Z/I Imaging, a 60%-owned subsidiary of the Company formed in fourth quarter 1999.

Hardware revenues for the first half of 2000 declined by 34% from the comparable prior year period. Unit sales of workstations and servers were down 68%, while workstation and server revenues declined by 57%, as the average per unit selling price increased by 35%. The Company has announced that it will exit the hardware development and design business and has taken actions in an effort to complete this exit by the end of 2000. See "Subsequent Events" following. Software revenues declined by 16% from the first half 1999 level. Declines in sales of plant design, information management, photogrammetry and government software were partially offset by a significant improvement in sales of Geomedia software. Plant design remains the Company's highest volume software offering, representing 29% of total software sales for the first half of 2000.

Maintenance. Revenue from maintenance of Company systems totaled $41.5 million for the second quarter and $83.8 million for the first half of 2000, down 9% and 12%, respectively, from the comparable prior year periods. This decline was concentrated primarily in the U.S. and Europe. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend will continue in the future.

Services. Services revenue, consisting primarily of revenues from Company provided training and consulting, totaled $23.2 million for the second quarter and $46 million for the first half of 2000, down 14% and 16%, respectively, from the comparable prior year periods with the largest declines occurring in the U.S., Europe, and MidWorld. Services are becoming increasingly significant to the Company's business, representing approximately 12% of total revenue for the second quarter and first half of 2000. The Company is endeavoring to grow its services business and has redirected efforts to focus increasingly on systems integration. Revenues from these services, however, typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for second quarter 2000 was 36.7%, up 3.5 points from the second quarter 1999 level. For the first half of 2000, total gross margin was 36.5%, up 3.8 points from the first half of 1999 and 4.8 points from the full year 1999 level.

Systems margin for the second quarter was 38%, up 2.1 points from the first quarter level and 7.5 points from second quarter 1999. First half 2000 systems margin was 36.9 %, up 7.2 points from first half 1999 and 6.9 points from the full year 1999. The upward trend in the Company's systems margin is primarily due to an increasing software content in the product mix as the Company's hardware revenues continue to decline. Additionally, Z/I Imaging, a subsidiary formed in fourth quarter 1999, has had a positive impact on the Company's systems margin due to high margins earned on sales of reconnaissance cameras. Full year 1999 systems margin was negatively impacted by a $7 million inventory write-off incurred in connection with the Company's decision to exit the PC and generic server businesses.

In general, the Company's systems margin may be improved by a higher software content in the product mix, a weaker U.S. dollar in international markets, a higher mix of international systems sales to total systems sales, and reductions in prices of component parts, which generally tend to decline over time in the industry. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S.
dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While unable to predict the effects that many of these factors may have on its systems margin, the Company expects continued improvement as the Company completes its exit of the hardware development and design business, derived primarily from an increased software content in the product mix and a reduction in inventory carrying and obsolescence costs. However, third quarter 2000 margins will be negatively impacted by a one time charge to write down the value of any inventory remaining after the exit from the hardware development business is complete. Due to a number of uncertainties associated with this exit, including closing of the transaction with SGI, the Company is at present unable to estimate the amount of the charge that will be incurred. Additionally, the Company continues to expect pressure on its systems margin as the result of increasing industry price competition.

Maintenance margin for the second quarter of 2000 was 45.8%, down
5.1 points from the second quarter of 1999. Year to date maintenance margin is 46.2%, down 3 points from the same prior year period and up .2 points from the full year 1999 level. The decline from first half 1999 is due primarily to the decline in revenues discussed previously. The Company continues to monitor its maintenance cost closely and has taken certain measures, including reductions in headcount, to align these costs with the current level of revenue. The Company believes that the trend in the industry toward lower priced products and longer warranty periods will continue to curtail its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin for the second quarter of 2000 was 13.8%, down 5 points from the second quarter of 1999. Year to date services margin is 16.3%, down 5.5 points from the corresponding prior year period and up .3 points from the full year 1999 level. The decline from first half 1999 is due primarily to the decline in services revenue from the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract. Year to date 2000 margins have been negatively impacted by a large services contract which is nearing completion. Costs continue to be incurred, but the remaining revenue on the contract will not be recognized until contract completion, which is anticipated to occur in third quarter 2000.

OPERATING EXPENSES
------------------

Operating expenses, exclusive of nonrecurring charges, for the second quarter and first half of 2000 declined by 20% and 18%, respectively, from the comparable prior year periods. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business operations, to reduce its average employee headcount by approximately 18% from first half 1999. Sales and marketing expense for the second quarter and first half of 2000 declined by 30% and 28%, respectively, from the same prior year periods as the result of reductions in headcount and reduced public relations expenses. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. General and administrative expense for the second quarter and first half of 2000 decreased by 18% and 10%, respectively, from the same prior year periods due to a decline in legal fees as the result of reduced activity related to the Intel litigation and a decline in European compensation expenses as the result of reduced headcount. The Company expects that its legal expenses will continue to fluctuate with the activity level associated with the Intel trial. Additionally, the Company is experiencing a temporary duplication of administrative expenses in the U.S. in connection with its efforts to verticalize its operating segments and decentralize portions of the corporate administrative function. The Company expects that these expenses will decline by the end of 2000. Product development expense for the second quarter was basically flat with the second quarter 1999 level while such expense for the first half of 2000 declined by 4% from the corresponding prior year period. The decline from the first half 1999 level was primarily the result of the decline in headcount.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1.1 million for the second quarter and $2.3 million for the first half of 2000 versus $1.4 million and $2.8 million, respectively, for the corresponding prior year periods. The Company's average outstanding debt has declined in comparison to the same prior year periods due primarily to repayment of borrowings utilizing proceeds from the sales of various businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

In April 1999, the Company sold InterCAP Graphics Systems, Inc., a wholly-owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12.2 million, consisting of $3.9 million in cash received at closing, deferred payments received in September and October 1999 totaling $2.5 million, and a $5.8 million convertible subordinated debenture due March 2002 (included in "Other assets" in the June 30, 2000 and December 31, 1999 consolidated balance sheets). The resulting gain on this transaction of $11.5 million is included in "Gain on sale of assets" in the consolidated statements of operations for the quarter and six months ended June 30, 1999. InterCAP's revenues and losses for 1998 were $4.7 million and $1.1 million, respectively, ($3.6 million and $1.9 million for 1997). Assets of the subsidiary at December 31, 1998 totaled $1.6 million. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to its sale.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense. Significant items included in this amount for the first half of 2000 are gains on sales of capital assets of $7.2 million, including a $1.5 million gain on termination of a long-term capital lease (see Note 10 of Notes to Consolidated Financial Statements contained in this Form 10-Q), and a foreign exchange loss of $1.5 million. Similar items for the first half of 1999 include gains on sales of capital assets of $1.4 million and an exchange loss of $2.4 million.

IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 2000, approximately 53% (52% for the full year 1999) of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease the reported dollar operating expenses of the international subsidiaries. For the first half of 2000, the U.S. dollar strengthened on average from its first half 1999 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily in Europe, negatively impacted its results of operations for the first half of 2000 by approximately $.05 per share in comparison to the first half of 1999.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. With respect to the currency exposures in these regions, the objective of the Company is to protect against financial statement volatility arising from changes in exchange rates with respect to amounts denominated for balance sheet purposes in a currency other than the functional currency of the local entity. The Company will therefore enter into forward exchange contracts related to certain balance sheet items, primarily intercompany receivables, payables, and formalized intercompany debt, when a specific risk has been identified. Periodic changes in the value of these contracts offset exchange rate related changes in the financial statement value of these balance sheet items. Forward exchange contracts, generally less than three months in duration, are purchased with maturities reflecting the expected settlement dates of the balance sheet items being hedged, and only in amounts sufficient to offset possibly significant currency rate related changes in the recorded values of these balance sheet items, which represent a calculable exposure for the Company from period to period. Since this risk is calculable, and these contracts are purchased only in offsetting amounts, neither the contracts themselves nor the exposed foreign currency denominated balance sheet items are likely to have a significant effect on the Company's financial position or results of operations. The Company does not generally hedge exposures related to foreign currency denominated assets and liabilities that are not of an intercompany nature, unless a significant risk has been identified. It is possible that the Company could incur significant exchange gains or losses in the case of significant, abnormal fluctuations in a particular currency. By policy, the Company is prohibited from market speculation via forward exchange contracts and therefore does not take currency positions exceeding its known financial statement exposures, and does not otherwise trade in currencies.

At December 31, 1999, the Company's only outstanding forward contracts related to formalized intercompany loans between the Company's European subsidiaries and were immaterial to the
Company's financial position. The Company had no forward contracts outstanding at June 30, 2000.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro." The national currencies of the participating countries will continue to exist through July 1, 2002, and Euro currency will begin to circulate on January 1, 2002. All of the Company's financial systems currently accommodate the Euro, and during 1999 and first half 2000, the Company conducted business in Euros with its customers and vendors who chose to do so without encountering significant problems. While the Company continues to evaluate the potential impacts of the common currency, it at present has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in its European markets.

INCOME TAXES
------------

The Company earned pretax income of $1.3 million in the first half of 2000 versus a pretax loss from continuing operations of $25.1 million in the first half of 1999. Income tax expense for the first half of 2000 resulted primarily from taxes on individually profitable majority owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. The first half 1999 loss from continuing operations generated no net financial statement tax benefit, as tax expenses in individually profitable international subsidiaries offset available tax benefits. There was no material income tax expense or benefit related to the Company's discontinued operation.

RESULTS BY OPERATING SEGMENT
----------------------------

In second quarter 2000, Intergraph Computer Systems earned operating income of $.5 million on revenues of $52.8 million, compared to a second quarter 1999 operating loss of $12.8 million on revenues of $86.1 million. Year-to-date, ICS has incurred an operating loss of $3.6 million on revenues of $111.4 million, compared to an operating loss of $19.5 million on revenues of $179.4 million for first half 1999. These operating results exclude the impact of certain nonrecurring income and operating expense items associated with ICS's operations, including the nonrecurring operating charges of $2.5 million incurred in second quarter 1999. ICS's operating loss improvement for the first half of 2000 resulted primarily from an approximate 47% decline in operating expenses as the result of headcount reductions achieved in 1999. During 1999, ICS's headcount was reduced by approximately 35% as the result of employee terminations and attrition, with the majority of the reductions occurring in the sales and marketing area. Although total revenues declined by 38%, ICS's gross margin improved 4.2 points to 18.1% for first half 2000. In second quarter 2000, ICS's gross margin improved to 21.8%, resulting in breakeven results for the quarter. Income earned for the quarter was primarily attributable to the Intense3D graphics division of ICS. The ICS business has been significantly adversely impacted by factors associated with the Company's dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) As a result, in first quarter 2000, the Company announced its intention to exit the hardware development and design business. Subsequent to the close of the second quarter, the Company completed the sale of ICS's Intense3D graphics accelerator division to 3Dlabs, Inc. and announced an agreement with Silicon Graphics, Inc. with respect to ICS's workstation and server business that should complete its exit from the hardware development and design business. (See "Subsequent Events" following.) The Company will continue to sell hardware products from other vendors through its vertical operating segments and perform hardware maintenance services for its installed customer base. Effective with the shutdown of ICS, the Company's hardware maintenance operation will be combined with Intergraph Government Solutions.

In second quarter 2000, Intergraph Public Safety earned operating income of $1.1 million on revenues of $21.7 million, compared to operating income in second quarter 1999 of $3.3 million on revenues of $24.7 million. Year-to-date, IPS has earned operating income of $2.6 million on revenues of $43.6 million versus operating income of $5.2 million on revenues of $46 million in first half 1999. Improvements in the segment's systems and maintenance margins were offset by a 28% increase in operating expenses. In anticipation of increasing orders, the Utilities division of IPS has increased its headcount by approximately 30% from the first half 1999 level, primarily in the product development and marketing areas. Additionally, IPS's general and administrative expenses have increased by 24% from the prior year period due to legal expenses incurred in Australia for an inquiry related to a large contract award. It is too soon to tell whether this inquiry will result in a legal proceeding of any significance with respect to the IPS operating segment. The IPS business is characterized by large orders that are difficult to forecast and cause revenues to fluctuate significantly from quarter to quarter. Second quarter 2000 was negatively impacted by negotiation delays on several projects. Orders and revenues are expected to increase during the second half of the year.

In second quarter 2000, the Software business incurred an operating loss of $1.5 million on revenues of $87.6 million, compared to second quarter 1999 operating income of $4.1 million on revenues of $118.4 million. Year-to-date, the Software business has earned operating income of $2 million on revenues of $181.5 million versus operating income of $7.5 million on revenues of $243.9 million in first half 1999. These operating results exclude the impact of certain nonrecurring income and operating expense items associated with Software operations, including the first quarter 1999 arbitration settlement accrual of $8.6 million and the second quarter 1999 gain on the sale of InterCAP of $11.5 million. Although total gross margin remained flat with the first half 1999 level at approximately 40%, a 26% decline in revenues resulted in a significant reduction in operating income, and in an operating loss for the second quarter. The impact of the revenue decline was partially offset by a 20% decline in operating expenses from the first half 1999 level. During 1999, the segment reduced and reorganized its sales force to align its expenses more closely with the lower volume of revenue being generated.

Intergraph Government Solutions earned operating income of $1.4 million on revenues of $37.3 million in second quarter 2000 and $39.8 million in second quarter 1999. Year-to-date, Government Solutions has earned operating income of $4.9 million on revenues of $76.6 million, compared to operating income of $5.6 million on revenues of $82.5 million in first half 1999. Though first half revenues declined by 7% from the prior year period, total gross margin improved by 3.1 points to 24.3%, due primarily to improvements in the segment's systems margins. However, this improvement was offset by a 16% increase in operating expenses, primarily the result of increased general and administrative expense resulting from verticalization of the operating segment, including implementation of a new accounting system, and from an increase in bad debt expenses from the corresponding prior year period.

In second quarter 2000, Z/I Imaging earned operating income of $2.5 million on revenues of $11.4 million. Year-to-date, Z/I has earned operating income of $5.2 million on revenues of $23.4 million. This was the segment's third full quarter of operations since its inception on October 1, 1999. Prior to October 1999, a portion of this business was included in the Intergraph Software operating segment. The Company believes the associated revenues and operating income for the second quarter and first half of 1999 were insignificant to the Software segment as a whole. Systems revenues were higher than expected for the first half of 2000 as sales of reconnaissance cameras were strong. Total gross margin for the second quarter and first half of 2000 was 56.3% and 54.2%, respectively, reflecting the high margins earned on software as well as on sales of reconnaissance cameras.

See  Note  12  of Notes to Consolidated Financial Statements  for
further   explanation  and  details  of  the  Company's   segment
reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2000, cash totaled $92.5 million compared to $88.5 million at December 31, 1999. Cash generated by operations in the first half of 2000 totaled $17 million, compared to a consumption of $4.1 million in the first half of 1999. The first half 2000 cash generation reflects the Company's improved results of operations and increased focus on collection of accounts receivable. The first half 1999 cash consumption included the $12 million payment to BSI (See "Arbitration Settlement" preceding.)

Net cash generated by investing activities totaled $1.9 million in the first half of 2000, compared to a $2.5 million net generation in the first half of 1999. First half 2000 investing activities included $16.7 million in proceeds from the sale of capital assets. First half 1999 investing activities included $24.6 million in proceeds from sales of assets, including $19.9 million in proceeds from the fourth quarter 1998 sale of the Company's manufacturing assets (See Note 8 of Notes to Consolidated Financial Statements contained in this Form 10-Q) and $3.1 million net proceeds from the sale of the InterCAP subsidiary. Other significant first half 2000 investing activities included expenditures for capitalizable software development costs of $8.5 million ($9.6 million in the first half of 1999) and capital expenditures of $4.2 million ($5.7 million in the first half of 1999), primarily for Intergraph products used in hardware and software development and sales and marketing activities. The Company expects that capital expenditures will require $8 to $10 million for the full year 2000, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $12.1 million in the first half of 2000, compared to $16.5 million in the first half of 1999. Net debt repayments during first half 2000 and 1999 totaled $13 million and $17.9 million, respectively. In first half 2000, the Company used approximately $7 million to repay its Australian term loan and $4 million to pay off the mortgage on a disposed European office building. First half 1999 activity relates primarily to the Company's term loan and revolving credit agreement.

An additional reduction in the Company's long-term debt was achieved through the termination of a long-term lease on one of the Company's facilities in first quarter 2000. The Company accounted for this lease as a financing, and upon termination, long-term debt of $8.3 million and property, plant, and equipment of $6.5 million were removed from the Company's books.

Under the Company's January 1997 six year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing
base"),   as   defined  in  the  agreement,  primarily   accounts
receivable,  with maximum availability of $80 million.   The  $25
million  term loan portion of the agreement is due at  expiration
of  the  agreement.   Borrowings  are  secured  by  a  pledge  of
substantially all of the Company's assets in the U.S. and certain
international   receivables.   The  rate  of  interest   on   all
borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (9.5% at June 30, 2000) plus .625%, and there are provisions in the agreement that will lower the interest rate upon achievement
of   sustained  profitability  by  the  Company.   The  agreement
requires the Company to pay a facility fee at an annual  rate  of
 .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At June 30, 2000, the Company had outstanding borrowings of $25 million (the term loan) which are classified as long-term debt in the consolidated balance sheet, and an additional $23.6 million of the available credit line was allocated to support the
Company's  letters of credit and forward exchange contracts.   As
of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $64.2 million.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures, and restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes without approval. The Company's net worth covenant was reduced to $200 million effective June 30, 2000. Additionally, the agreement required the Company to retain, pending a return to profitability, the services of an investment banking firm to advise the Company regarding potential partnering arrangements and other alternatives for its computer hardware business. This requirement was waived in second quarter 2000.

At June 30, 2000, the Company had approximately $40 million in debt on which interest is charged under various floating rate arrangements, primarily its six year term loan and revolving credit agreement and a European mortgage. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company has generated positive operating cash flow for the third consecutive quarter, primarily the result of improved accounts receivable collections and operating expense declines. The Company expects to sustain this improvement in its operating cash flows throughout 2000 as a result of headcount reductions and other expense savings actions taken during 1999. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 2000. However, the Company must continue to align its operating expenses with the reduced levels of revenue being generated if it is to fund its operations and build cash reserves without reliance on funds from external financing. For the longer term, the Company anticipates no significant nonoperating events that will require the use of cash.

SUBSEQUENT EVENTS
-----------------

On July 21, 2000, the Company completed the sale of the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals. As initial consideration for the acquired assets, 3Dlabs issued to the Company approximately 3.6 million of its common shares with an aggregate market value of approximately $13.2 million on the date of closing. The agreement also contains an earn-out provision based on various performance measures for Intense3D operations for the remainder of 2000 following the July 1 effective date of the sale. This earn-out provides an opportunity for additional proceeds of up to $25 million, payable in stock and/or cash at the option of 3Dlabs. The Company expects to record a pretax gain from initial proceeds of the sale of approximately $9 million in third quarter 2000. Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate breakeven level.

On July 21, 2000, the Company announced its intent to form a strategic alliance with Silicon Graphics, Inc. ("SGI"), a worldwide provider of high-performance computing and advanced graphics solutions, in which SGI will acquire certain of the Company's hardware business assets, including ICS's Zx10 family of workstations and servers. Under the proposed alliance, the Company will become a reseller for SGI and will offer its application solutions on the SGI platform. In connection with this agreement, the Company plans to purchase $100 million in SGI products and services over a three year period. The terms of the sale are still being finalized. The transaction is expected to close in third quarter 2000.

These two transactions signal completion of the Company's exit of the development, design, and manufacture of hardware products, allowing the Company's operating segments to focus on providing software, systems integration, and services to the industries in which Intergraph is a market leader. Upon completion of these transactions, the Company expects to incur a nonrecurring charge to operations in the range of $10 million to $12 million, primarily for inventory and fixed asset write-offs, employee severance, and other costs incurred in connection with the shutdown of the remainder of the hardware development business. The Company will continue to sell hardware products from other vendors, including SGI, and to perform hardware maintenance services for its installed customer base. However, the Company anticipates that revenues from both of these sources will continue to decline over time as hardware will no longer be a primary focus of the Company.


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


PART II.  OTHER INFORMATION
          -----------------

  Item 1:  Legal Proceedings
           -----------------

           On June 4, 1999, the U.S. District Court, the Northern District of Alabama, Northeastern Division (the "Alabama Court") granted the Company's September 15, 1998 motion requesting summary adjudication in favor of the Company on its patent infringement claims and ruled that Intel has no license to use the Company's Clipper patents as Intel had claimed in its motion for summary judgment. On October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel. The Company is confident that Intel has no license to use the Clipper patents and believes that the court's original decision on this issue was correct. On October 15, 1999, the Company appealed the Alabama Court's October 12, 1999 order. Oral argument for this appeal was heard on June 7, 2000. No decision has been entered.

           On March 10, 2000, the Alabama Court entered an order dismissing the antitrust claims of the Company against Intel, based in part upon a February 17, 2000 decision by the Appeals Court in another case (CSU v. Xerox). The Company considers this dismissal to be in error and intends to vigorously pursue its antitrust case against Intel. On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit.

           On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counter-claims. Intel's responses are not due until October 13, 2000, and no decision on either party's motion is expected before fourth quarter 2000.

           The trial date for this case, previously scheduled for June 2000, has been continued. A formal schedule has not yet been entered, but the Company believes it likely that trial may be re-scheduled for the summer of 2001.

Item  4:  Submission of Matters to a  Vote  of  Security Holders
          ------------------------------------------------------

          Intergraph   Corporation's   Annual    Meeting    of
          Shareholders  was held on May 18, 2000.   The  results  of
          the meeting follow.

          (1) Eight directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees, with the exceptions of Lawrence R. Greenwood and Joseph C. Moquin, were serving as Directors of the Company at the time of their nomination for the current year.

                                                   Votes
                                         ----------------------------
                                            For      Against/Withheld
                                         ----------  ----------------
              Lawrence R. Greenwood      45,823,980       830,823
              Larry J. Laster            45,906,553       748,250
              Thomas J. Lee              45,908,066       746,737
              Sidney L. McDonald         45,896,840       757,963
              James W. Meadlock          42,790,825     3,863,978
              Joseph C. Moquin           45,813,149       841,654
              James F. Taylor Jr.        45,912,701       742,102
              Robert E. Thurber          45,243,240     1,411,563

          (2) The  2000  Intergraph Corporation  Employee  Stock
              Purchase  Plan  was  approved by a vote  of  26,867,573
              for,   1,124,907  against,  126,324  abstentions,   and
              18,535,999 broker non-votes.

          (3) Ratification  of the appointment of Ernst  &  Young
              LLP as the Company's independent auditors for the current year was approved by a vote of 46,492,241 for, 76,342 against, and 86,220 abstentions.

Item  6:  Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibit 27, Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.


             INTERGRAPH CORPORATION AND SUBSIDIARIES
                           SIGNATURES


   Pursuant  to the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERGRAPH CORPORATION
                     ----------------------
                          (Registrant)




By: /s/ James F. Taylor Jr.         By: /s/ John W. Wilhoite
   ------------------------            ----------------------------
   James F. Taylor Jr.                 John W. Wilhoite
   Chief Executive Officer             Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

Date:  August 11, 2000              Date:  August 11, 2000