Form 10-Q/A
period 2000-06-30
INTERGRAPH CORP
filed 2000-08-23
CIK 351145

============================================================

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



============================================================

This Form 10-Q/A hereby amends Item 1 - Note 19 of Notes  to
Consolidated  Financial  Statements  and  Item  2   of   the
Company's Form 10-Q for the quarterly period ended June 30, 2000.

SUBSEQUENT EVENTS
-----------------

On July 21, 2000, the Company completed the sale of the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals. Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate breakeven level. As initial consideration for the acquired assets, 3Dlabs issued to the Company approximately 3.6 million of its common shares, subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs, with an aggregate market value of approximately $13.2 million on the date of closing. As of the date of filing this Form 10-Q/A, the market value of these shares has declined by approximately $3.6 million. Fifteen percent of the shares have been placed in escrow for one year to cover any potential claims against the Company by 3Dlabs. The agreement also contains an earn-out provision based on various performance measures for Intense3D operations for the remainder of 2000 following the July 1 effective date of the sale. These performance measures include the financial contribution of the division, the retention of key employees by the division, the delivery schedules of new products, and the performance of products developed by the division.
The   earn-out  provision  provides  an  opportunity   for
additional proceeds of up to $25 million, payable in stock and/or cash at the option of 3Dlabs. Significant contingencies associated with the sale include potential penalties for the failure of ICS to meet its forecasted level of purchases from 3Dlabs and potential liability for inventory included in the sale, including inventory on order from SCI, that proves to be obsolete or excess. In addition, the Company serves as the intermediary between 3Dlabs and SCI for manufacturing performed by SCI for 3Dlabs, and as such, is exposed should 3Dlabs be unable to meet its obligations to SCI, though such exposure is mitigated by a certain payment guarantee in favor of the
Company.   See the Company's Annual Report on Form 10-K  for
the year ended December 31, 1999 for a discussion of the Company's business relationship with SCI.

The Company expects to record a pretax gain from the initial proceeds of the sale of approximately $8 million in third quarter 2000, with any unrealized holding gains or losses on the Company's stock investment in 3Dlabs recorded as a component of "Accumulated other comprehensive income" in the Company's consolidated balance sheet.

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



           INTERGRAPH CORPORATION AND SUBSIDIARIES
                          SIGNATURE


   Pursuant  to  the  requirements  of  the  Securities
   Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                   INTERGRAPH CORPORATION
                   ----------------------
                        (Registrant)




                By: /s/ John W. Wilhoite              Date: August 23, 2000
                   --------------------------               ---------------
                        John W. Wilhoite
                  Executive Vice President and
                     Chief Financial Officer
          (Principal Financial and Accounting Officer)