Form 10-Q
period 2000-09-30
INTERGRAPH CORP
filed 2000-11-14
CIK 351145

===========================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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


    Common stock, par value  $.10 per share: 49,450,448 shares outstanding as of September 30, 2000

===========================================================================




                      INTERGRAPH CORPORATION
                            FORM 10-Q*
                        September 30, 2000

                               INDEX


                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements


          Consolidated Balance Sheets at September 30, 2000 and
             December 31, 1999                                          2

          Consolidated Statements of Operations for the quarters
             and nine months ended September 30, 2000 and 1999          3

          Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2000 and 1999                   4

          Notes to Consolidated Financial Statements                  5 - 16

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     17 - 30

  Item 3. Quantitative and Qualitative Disclosures About Market Risk   31



PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                            31

  Item 6. Exhibits and Reports on Form 8-K                             31


SIGNATURES                                                             32




*Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, its Form 10-Q filings for the quarters ended March 31, 2000 and June 30, 2000, and this Form 10-Q.




PART I.   FINANCIAL INFORMATION

              INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

----------------------------------------------------------------------------
                                                September 30,   December 31,
                                                     2000           1999
----------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                        $106,421         $ 88,513
  Accounts receivable, net                          195,444          258,768
  Inventories                                        22,911           35,918
  Other current assets                               30,986           28,744
----------------------------------------------------------------------------
      Total current assets                          355,762          411,943

  Investments in affiliates                          17,381            9,940
  Other assets                                       63,213           68,154
  Property, plant, and equipment, net                59,010           94,907
----------------------------------------------------------------------------
      Total Assets                                 $495,366         $584,944
============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                           $ 31,872         $ 50,963
  Accrued compensation                               35,087           35,848
  Other accrued expenses                             60,923           71,052
  Billings in excess of sales                        50,176           66,051
  Income taxes payable                                9,628            8,175
  Short-term debt and current maturities of
    long-term debt                                    7,898           11,547
----------------------------------------------------------------------------
      Total current liabilities                     195,584          243,636

  Deferred income taxes                               2,360            2,620
  Long-term debt                                     25,437           51,379
  Other noncurrent liabilities                       10,971           10,609
----------------------------------------------------------------------------
      Total liabilities                             234,352          308,244
----------------------------------------------------------------------------

  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                         5,736            5,736
   Additional paid-in capital                       214,797          216,943
   Retained earnings                                170,315          178,231
   Accumulated other comprehensive loss            ( 14,539)        (  5,506)
----------------------------------------------------------------------------
                                                    376,309          395,404
   Less - cost of 7,910,914 treasury shares at
     September 30, 2000 and 8,145,149 treasury
     shares at December 31, 1999                   (115,295)        (118,704)
----------------------------------------------------------------------------
      Total shareholders' equity                    261,014          276,700
----------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity   $495,366         $584,944
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

----------------------------------------------------------------------------
                                        Quarter Ended     Nine Months Ended
                                        September 30,        September 30,
                                       2000      1999       2000       1999
----------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                             $91,988  $150,622   $349,568   $472,522
 Maintenance                          39,650    45,806    123,463    141,082
 Services                             27,299    24,120     73,292     78,630
----------------------------------------------------------------------------
   Total revenues                    158,937   220,548    546,323    692,234
----------------------------------------------------------------------------

Cost of revenues
 Systems                              61,417   115,295    223,964    341,590
 Maintenance                          20,623    27,122     65,713     75,559
 Services                             22,448    20,546     60,962     63,154
-----------------------------------------------------------------------------
   Total cost of revenues            104,488   162,963    350,639    480,303
-----------------------------------------------------------------------------

   Gross profit                       54,449    57,585    195,684    211,931

Product development                   12,887    15,857     42,850     47,200
Sales and marketing                   28,767    40,821     93,570    130,221
General and administrative            22,320    28,743     71,159     83,120
Nonrecurring operating charges         3,362    13,124      3,362     15,596
----------------------------------------------------------------------------

   Loss from operations              (12,887)  (40,960)   (15,257)   (64,206)

Gains on sales of assets              12,018       ---     19,111     12,471
Arbitration settlement                   ---       ---        ---    ( 8,562)
Interest expense                     (   953)  ( 1,501)   ( 3,241)   ( 4,340)
Other income (expense) - net         ( 2,457)      427    ( 3,629)   ( 2,520)
----------------------------------------------------------------------------
   Loss from continuing
   operations before income taxes    ( 4,279)  (42,034)   ( 3,016)   (67,157)

Income tax expense                     1,000     1,500      4,900      1,500
----------------------------------------------------------------------------
   Loss from continuing operations   ( 5,279)  (43,534)   ( 7,916)   (68,657)

Loss from discontinued operation,
   net of income taxes                   ---   ( 1,967)       ---    ( 6,494)
-----------------------------------------------------------------------------

   Net loss                         $( 5,279) $(45,501)  $( 7,916)  $(75,151)
=============================================================================

   Loss per share - basic and diluted:

      Continuing operations         $(   .11) $(   .89)  $(   .16)  $(  1.41)
      Discontinued operation             ---   (   .04)      ---     (   .13)
----------------------------------------------------------------------------
          Net loss                  $(   .11) $(   .93)  $(   .16)  $(  1.54)
============================================================================

Weighted average shares outstanding -
         basic and diluted            49,435    48,971     49,331     48,834
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.




              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

----------------------------------------------------------------------------
Nine Months Ended September 30,                          2000         1999
----------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net loss                                            $( 7,916)     $(75,151)
  Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Gains on sales of assets                            (19,111)      (12,471)
   Depreciation                                         11,727        15,838
   Amortization                                         15,125        20,336
   Exchange loss                                         2,695           406
   Noncash portion of arbitration settlement               ---         3,530
   Noncash portion of nonrecurring operating charges     2,921        12,694
   Net changes in current assets and liabilities        32,184        10,261
----------------------------------------------------------------------------
   Net cash provided by (used for) operating
    activities                                          37,625       (24,557)
----------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                     22,348        28,868
  Purchases of property, plant, and equipment          ( 5,492)      ( 7,915)
  Capitalized software development costs               ( 9,775)      (14,669)
  Capitalized internal use software costs              (   904)      ( 3,648)
  Business acquisition, net of cash acquired           ( 1,093)      ( 1,917)
  Other                                                    227       ( 2,614)
----------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                           5,311       ( 1,895)
----------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                         ---            45
  Debt repayment                                       (20,969)      (16,956)
  Proceeds of employee stock purchases and exercise
   of stock options                                      1,263         2,037
----------------------------------------------------------------------------
   Net cash used for financing activities              (19,706)      (14,874)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash                ( 5,322)      ( 1,074)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    17,908       (42,400)
Cash and cash equivalents at beginning of period        88,513        95,473
----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $106,421      $ 53,073
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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and nine months ended September 30, 1999 to provide comparability with the current period presentation.

NOTE 2: Discontinued Operation. On October 31, 1999, the Company sold its VeriBest, Inc. operating segment. Accordingly, the Company's consolidated statements of operations for the quarter and nine months ended September 30, 1999 have been restated to reflect VeriBest's business as a discontinued operation. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the nine months ended September 30, 1999. Other than its operating losses for the periods presented, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position.

         For the quarter ended September 30, 1999, VeriBest incurred a net loss of $1,967,000, including a loss from operations of $2,074,000, on revenues from unaffiliated customers of $7,911,000. For the nine months ended September 30, 1999, VeriBest incurred a net loss of $6,494,000, including a loss from operations of $6,204,000, on revenues from unaffiliated customers of $21,946,000. VeriBest's third quarter 1999 loss from operations included nonrecurring operating charges of $871,000. See Note 4.

NOTE 3: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 1999 and its Form 10-Q filings for the quarters ended March 31, 2000 and June 30, 2000, the Company has extensive ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during third quarter 2000.

NOTE 4: Nonrecurring Operating Charges. During 1998 and 1999, the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Restructuring activity during the first nine months of 1999 and 2000 is discussed below.

         In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems ("ICS") operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales effort within the Intergraph subsidiaries in that region. The associated cost of $2,500,000, primarily  for  employee  severance  pay,  is  included  in
         "Nonrecurring operating charges" in the consolidated statement of operations for the nine months ended September 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. The Company estimates that this resizing has resulted in annual savings of approximately $3,000,000.

         In third quarter 1999, the Company took further actions to reduce expenses in its unprofitable business units and restructure the Company to support the vertical markets in which it operates. These actions included eliminating approximately 400 positions worldwide, consolidating offices, completing the worldwide vertical market alignment of the sales force, and narrowing the focus of the Company's ICS business unit to high-end workstations, specialty servers, digital video products and 3D graphics cards. As a result of these actions, the Company recorded a nonrecurring charge to operations of $20,124,000, $7,000,000 of which is recorded as a component of "Cost of revenues - Systems" in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. This $7,000,000 charge represents the costs of inventory write-offs incurred as a result of ICS's exit from the PC and generic server business.

         Severance costs associated with the third quarter 1999 restructuring totaled approximately $8,700,000, $7,846,000 of which is included in "Nonrecurring operating charges"
         in  the  consolidated  statements  of  operations  for  the quarter and nine months ended September 30, 1999. The remaining severance costs related to headcount reductions in the Company's VeriBest operating segment, and accordingly, they are reflected in "Loss from discontinued operation, net of income taxes" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 1999. Approximately 400 positions company-wide were eliminated through direct reductions in workforce. All employee groups were affected, but the majority of eliminated positions derived from the sales and marketing, general and administrative, and customer support areas. The Company estimates the annual savings resulting from this reduction in force approximated $22,000,000.

         The remainder of the third quarter 1999 nonrecurring operating charges consisted of write-offs of capitalized business system software no longer required as a result of the verticalization of the Company's business units and resulting decentralization of portions of the corporate financial and administrative functions.

         Cash outlays for severance related to the 1998 and 1999 restructuring actions approximated $4,000,000 and $4,400,000 in the first nine months of 2000 and 1999, respectively. Additionally, in third quarter 2000, European severance liabilities of $400,000 related to the 1999 actions were reversed as some of the affected employees left the Company voluntarily. This expense reversal is reflected in "Nonrecurring operating charges" in the consolidated statements of operations for the quarter and nine months ended September 30, 2000. At September 30, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $500,000 compared to approximately $5,000,000 at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

         In first quarter 2000, the Company announced its intention to exit the development and design of hardware products. The Company completed this exit in third quarter 2000 with the sales of its Intense3D graphics accelerator division and its high end workstation and server business (see Note
         5). Upon completion of these transactions, the Company closed the remainder of its hardware development operations and incurred a nonrecurring charge to operations of approximately $8,500,000 in relation to this closure, including amounts reflected in "Cost of revenues
         - Systems" and "Cost of revenues - Maintenance" of $4,531,000 and $210,000, respectively. The amounts reflected in cost of revenues represent the costs of inventory write-offs incurred as a result of the shutdown. With the exception of these costs, all expenses associated with the shutdown are reflected in "Nonrecurring operating charges" in the Company's consolidated statements of operations for the quarter and nine months ending September 30, 2000. Severance costs associated with the shutdown totaled approximately $1,659,000. Approximately 50 positions were eliminated worldwide, primarily in the sales and marketing area, with the majority of the related expense incurred in Europe. The remaining exit costs consist primarily of fixed asset write-offs of $1,541,000 and accruals for lease cancellations and idle building space. Related cash outlays during third quarter 2000 totaled approximately $842,000, primarily for severance payments. At September 30, 2000, the remaining accrued liability related to this charge was $1,380,000 and is reflected in "Other accrued expenses" in the Company's
         September 30, 2000 consolidated balance sheet. These costs are expected to be paid over the remainder of 2000.

         The closure of the hardware development organization will allow the Company's operating segments to focus on providing software, systems integration, and services to the industries in which Intergraph is a market leader. The Company will continue to sell hardware products from other vendors and perform hardware maintenance services for its installed customer base. The Company estimates that its exit from the development and sale of its own hardware products will reduce its annual revenues to approximately $600,000,000. The Company expects to incur additional charges in fourth quarter 2000 as it completes its worldwide verticalization process and restructures its international operations to align their cost structure with the projected level of revenue. The Company estimates that the charges incurred will approximate $15,000,000.

         Severance payments to date have been funded from existing cash balances and from proceeds from the sale of assets. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 5: Gains on sales of assets. "Gains on sales of assets" in the consolidated statements of operations and cash flows consists of the net gains and losses recognized by the Company on sales of various noncore subsidiaries and divisions and of gains recorded on real estate transactions. Significant components of the 1999 and 2000 year to date gains are discussed below.

         In April 1999, the Company sold InterCAP Graphics Systems, Inc., a wholly-owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12,150,000, consisting of $3,853,000 in cash received at closing, deferred payments received in September and October 1999 totaling $2,500,000, and a $5,797,000 convertible subordinated debenture due March 2002 (included in "Other assets" in the September 30, 2000 and December 31, 1999 consolidated balance sheets). The resulting gain on this transaction of $11,505,000 is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1999. InterCAP's revenues and losses for 1998 were $4,660,000 and $1,144,000, respectively, ($3,600,000 and $1,853,000 for
         1997).   Assets  of  the subsidiary at  December  31,  1998
         totaled $1,550,000. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to its sale.

         On July 21, 2000 (but with effect from July 1, 2000), the Company completed the sale of the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals. As initial consideration for the acquired assets, 3Dlabs issued to the Company approximately 3,600,000 of its common shares, subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs, with an aggregate market value of approximately $13,200,000 on the date of closing. As of September 30, 2000, the market value of these shares had declined by approximately $4,000,000. Fifteen percent of the shares have been placed in escrow for one year to cover any potential claims against the Company by 3Dlabs. The agreement also contains an earn-out provision based on various performance measures for Intense3D operations for the remainder of 2000. These performance measures include the financial contribution of the division, the retention of key employees by the division, the delivery schedules of new products, and the performance of products developed by the division. The earn-out provision provides an opportunity for additional proceeds of up to $25,000,000, payable in stock and/or cash at the option of 3Dlabs. The Company recorded a pretax gain from the initial proceeds of the sale of approximately $7,000,000 in third quarter 2000. This gain is included in "Gains on sales of assets" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 2000. The market value of the Company's investment in 3Dlabs, excluding the shares held in escrow, of approximately $7,800,000 is included in "Investments in affiliates" in the Company's September 30, 2000 consolidated balance sheet, and the revaluation adjustment for the decline in the market value of the stock since the date of closing has been recorded as a component of "Accumulated other comprehensive loss" (see Note 14). Full year 1999 third-party revenue for the Intense3D division approximated $38,000,000, with operating results at an approximate breakeven level. For the six months ended June 30, 2000, the division earned an operating income of approximately $8,500,000 on third party revenues of $34,000,000. There is no Intense3D activity reflected in the Company's third quarter 2000 results of operations.

         Significant contingencies associated with the Intense3D sale include potential penalties for the failure of ICS or its successor to meet its forecasted level of purchases from 3Dlabs and potential liability for inventory included in the sale, including inventory on order from SCI (the Company's contract manufacturer), that proves to be obsolete or in excess, if any. In addition, the Company serves as the intermediary between 3Dlabs and SCI for manufacturing performed by SCI for 3Dlabs, and as such, is exposed should 3Dlabs be unable to meet its obligations to SCI, though such exposure is mitigated by a certain payment guarantee in favor of the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of the Company's business relationship with SCI.

         On  September  6,  2000, the Company sold  several  of  the buildings on its Huntsville, Alabama campus to a real estate investment company for net cash proceeds of approximately $7,200,000. The Company's gain on this transaction of $1,335,000 is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and nine months ended September 30, 2000. The resulting consolidation of the Company's Huntsville-based personnel and operations into fewer buildings is expected to reduce the Company's future overhead expenses. Cash proceeds from the sale were used to repay a portion of the Company's term loan with its primary lender. For further discussion regarding the Company's borrowings and liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

         On September 8, 2000, the Company completed a strategic alliance agreement with Silicon Graphics, Inc. ("SGI"), a worldwide provider of high-performance computing and advanced graphics solutions, in which SGI acquired certain of the Company's hardware business assets, including ICS's Zx10 family of workstations and servers. Under the alliance, the Company has become a reseller for SGI and offers its application solutions on the SGI platform. The Company received $299,000 as initial cash consideration for the acquired assets. The agreement also contains an earn-out provision based on the revenues generated by the product lines sold for a period of one year after the closing date. The Company recorded a loss from the initial proceeds of this transaction of approximately $280,000. This loss is included in "Gains on sales of assets" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 2000. As with 3Dlabs, the Company serves as the intermediary between SGI and SCI for manufacturing performed by SCI for SGI.

         Other significant components of the Company's "Gains on sales of assets" for the nine months ended September 30, 2000 include an aggregate gain of $5,230,000 recognized on the sales of land and an office building in the Netherlands, a $2,002,000 gain recognized on the sale of a noncore software division, a $1,544,000 gain on the sale of an investment in an affiliate, and a $1,463,000 gain on the termination of a long-term capital lease (see Note
         10). The proceeds from the sales of the noncore software division and the investment in the affiliate, $3,547,000 in the aggregate, were not received until fourth quarter 2000 and are reflected in "Other current assets" in the Company's September 30, 2000 consolidated balance sheet.

NOTE 6: Arbitration Settlement. The Company maintains an equity ownership position in Bentley Systems, Incorporated ("BSI"), the developer and owner of MicroStation, a software product utilized in many of the Company's software applications and for which the Company serves as a nonexclusive distributor. In March 1996, BSI commenced arbitration against the Company with the American Arbitration Association, Atlanta, Georgia, relating to the respective rights of the companies under their April 1987 Software License Agreement and other matters, including the Company's alleged failure to properly pay to BSI certain royalties on its sales of BSI software products, and seeking significant damages. On March 26, 1999, the Company and BSI executed a Settlement Agreement and Mutual General Release ("the Agreement") to settle this arbitration and mutually release all claims related to the arbitration or otherwise, except for certain litigation between the companies that was the subject of a separate settlement agreement and payment for products and services obtained or provided in the normal course of business since January 1, 1999. Both the Company and BSI expressly denied any fault, liability, or wrongdoing concerning the claims that were the subject matter of the arbitration and settled solely to avoid continuing litigation with each other.

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

NOTE 7: Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 8: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------
                                    September 30,       December 31,
                                        2000                1999
         -----------------------------------------------------------
         (In thousands)

         Raw materials                $ 5,812             $12,888
         Work-in-process                4,716               5,739
         Finished goods                 1,854               5,895
         Service spares                10,529              11,396
         -----------------------------------------------------------
         Totals                       $22,911             $35,918
         ===========================================================

         The  Company's  raw materials and finished  goods  inventory balances have declined steadily as the result of the Company's decision to exit the development of hardware
         products.   In  third  quarter  2000,  as  this  exit   was
         completed, the Company recorded an inventory write-down  of
         approximately  $4,741,000,  primarily  related   to   these
         balances.  See Note 4 for further discussion.

         The Company's December 31, 1999 raw materials and work-in-process balances have been restated to reflect certain parts as raw materials rather than work-in-process as the Company is no longer manufacturing or assembling these products at its facilities. Amounts currently reflected as work-in-process relate primarily to contracts accounted for under the percentage-of-completion method.

NOTE 9:  Property,  plant,  and equipment - net includes  allowances
         for  depreciation  of  $178,601,000  and  $214,219,000   at
         September 30, 2000 and December 31, 1999, respectively.

NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions, divestitures, and nonrecurring operating charges, in reconciling net loss to net cash provided by (used for) operations are as follows:

         -----------------------------------------------------------
                              Cash Provided By (Used For) Operations
         Nine Months Ended
          September 30,                       2000            1999
         -----------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net           $52,997       $21,753
           Inventories                         12,121         1,734
           Other current assets                 3,139        (1,430)
         Increase (decrease) in:
           Trade accounts payable             (17,839)       (  298)
           Accrued  compensation and other
            accrued  expenses                 ( 7,271)       (6,788)
           Income taxes payable                 1,628        (2,081)
           Billings in excess of sales        (12,591)       (2,629)
         -----------------------------------------------------------
         Net changes in current assets and
           liabilities                        $32,184       $10,261
         ===========================================================

         Investing and financing transactions in the first nine months of 2000 that did not require cash included the termination of a long-term lease on one of the Company's facilities. The Company accounted for this lease as a financing, and upon termination, long-term debt of
         $8,300,000 and property, plant, and equipment of $6,500,000 were removed from the Company's books. Other significant noncash investing and financing transactions in the first nine months of 2000 included the sale of a division of the Company for initial consideration of
         $11,248,000 paid in common stock of the acquirer, a $3,431,000 unfavorable mark-to-market adjustment on the stock received in this transaction, and the sale of various assets of the Company for future receivables totaling $3,547,000 (see Note 5). Significant noncash investing and financing transactions in the first nine months of 1999 included the acquisition of a business in part for future obligations totaling approximately $3,300,000 (see Note 11), the sale of a subsidiary in part for deferred payments and debt of $7,047,000 (see Note 5), the purchase of inventory for future obligations totaling $2,700,000 (see Note 12), and the financing of new financial and administrative systems with a long-term note payable of approximately $2,000,000.

NOTE 11: In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. Installment payments totaling $1,093,000 were made in the first nine months of 2000 and are included in "Business acquisition, net of cash acquired" in the Company's consolidated statement of cash flows for the nine months ended September 30, 2000. The accounts and results of operations of PID have been combined with those of the Company since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 12: In November 1998, the Company sold substantially all of its U.S. manufacturing assets to SCI Technology, Inc. ("SCI") a wholly-owned subsidiary of SCI Systems, Inc., and SCI assumed responsibility for the manufacturing of substantially all of the Company's hardware products. The total purchase price was $62,404,000, $42,485,000 of which was received during fourth quarter 1998. The final purchase price installment of $19,919,000 was received on January 12, 1999 and is included in "Net proceeds from sales of assets" in the Company's consolidated statement of cash flows for the nine months ended September 30,
         1999.   As  part  of  this transaction,  SCI  retained  the
         option to sell to the Company any inventory included in the initial sale which had not been utilized in the manufacture and sale of finished goods within six months of the date of the sale (the "unused inventory"). On June 30, 1999, SCI exercised this option and sold to the
         Company unused inventory having a value of approximately $10,200,000 in exchange for a cash payment of $2,000,000 on July 2, 1999 and a short-term installment note payable in the principal amount of $8,200,000. This note was payable in three monthly installments concluding October 1, 1999 and bore interest at a rate of 9%. The Company funded its payments to SCI primarily with existing cash balances. For further discussion regarding the Company's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. For a complete discussion of the SCI transaction, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 13: Segment  Information.   The year  2000  has  been  and
         continues to be a transitional year for the Company during which it has focused its efforts on organizing the Company into six vertical business segments. In third quarter 2000, the Company substantially completed the U.S. portion of this process. The international portion of this process is expected to be completed by the end of first quarter 2001. The segment presentation below provides operating segment information based on the Company's new business structure for the year 2000 and, as required, comparative information based on the Company's previous segment structure. The Company is unable to restate its prior year data in a format that would provide an accurate comparison to the new business structure. However, two of the Company's segments, Intergraph Public Safety, Inc. and Z/I Imaging Corporation, did not change as a result of the new structure, and their prior year information is comparable to the new presentation.

         The Company's reportable segments are strategic business units which are organized by the types of products sold
         and   the   specific  markets  served.

         The Company evaluates performance of the operating segments based on revenue and income from operations. The accounting policies of the reportable segments are the same as those used in preparation of the consolidated financial statements of Intergraph Corporation (see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Sales between the operating segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property to similarly situated unrelated buyers. In the U.S., intersegment sales of products and services to be used for internal purposes are charged at cost. For international subsidiaries, transfer price is charged on intersegment sales of products and services to be used for either internal purposes or sale to customers.

         New   Segments.   The  Company's  new  operating   segments
         consist of Process and Building Solutions ("PBS"), Intergraph Public Safety, Inc. ("IPS"), Mapping and Geographic Information Systems ("GIS") Solutions, Intergraph Government Solutions ("IGS"), Z/I Imaging Corporation ("Z/I Imaging"), and Intergraph Computer Systems ("ICS"). Also included as a segment on a temporary basis is the International Distribution operation which will be verticalized into the other operating segments by the end of first quarter 2001.

         PBS supplies software and services to the process, power, offshore, and marine industries. Amounts presented for PBS below represent the Company's complete domestic and international operations for this business. These amounts were previously included in the Intergraph Software operating segment.

         IPS develops, markets, and implements systems for the public safety and utilities and communications industries. Unchanged from the previous presentation, IPS includes the domestic and international public safety operations and the domestic utilities and communications operations.

         Mapping and GIS Solutions develops, markets, and supports geospatial solutions for business GIS, land records management, rail transportation, environmental management, utilities and communications companies, and commercial map production. Amounts presented below for Mapping and GIS Solutions include the domestic operations for both the federal and commercial mapping organizations. The results for these organizations were previously included in the Intergraph Government Solutions and Intergraph Software operating segments, respectively.

         IGS provides specially developed software and hardware, commercial off-the-shelf products, and professional services to federal, state, and local governments worldwide. The new IGS business segment is not comparable to the previous Intergraph Government Solutions segment. Amounts presented for the new IGS below include the previously reported federal operations of IGS, excluding the mapping organization which is now included in Mapping and GIS Solutions, as well as the domestic operations for the transportation industry, previously included in the Intergraph Software operating segment. Additionally, hardware maintenance and network services, previously included in the ICS business unit, are now consolidated into IGS.

         Z/I Imaging, a 60%-owned subsidiary of the Company formed October 1, 1999, supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets. Z/I Imaging includes the domestic and international operations reported previously.

         ICS includes the domestic and international operations of the Company's hardware division prior to the end of third quarter shutdown of hardware development activities. The new presentation is not comparable to the previous presentation as it excludes the Company's ongoing hardware maintenance and network services operations which have been  moved  to IGS.  Third quarter 2000 will be  the  last quarter reflecting operations for ICS as an operating segment. Going forward, the only hardware sold by the Company will be purchased by the operating segments from third party vendors for resale.

         The International Distribution operation includes international operations for information technology, Mapping and GIS Solutions, utilities and communications, transportation, and international corporate expenses. These operations were previously reflected in the Intergraph Software operating segment. The IGS, Mapping and GIS Solutions, and IPS operating segments sell to the International Distribution operation (essentially subsidiaries of the Company located outside the United States) at transfer price. These transfer price revenues are included in the intersegment revenues reported below for each of these operating segments.

         The following table sets forth revenues and operating income (loss) for the Company's new reportable segments for the quarter and nine months ended September 30, 2000.

         ---------------------------------------------------------------
                                     Quarter Ended     Nine Months Ended
                                     September 30,       September 30,
                                         2000                 2000
         ---------------------------------------------------------------
         (In thousands)

         Revenues

         PBS:
           Unaffiliated customers       $ 28,905           $ 86,769
           Intersegment revenues           1,946              6,637
         ---------------------------------------------------------------
                                          30,851             93,406
         ---------------------------------------------------------------

         IPS:
           Unaffiliated customers         20,331             59,314
           Intersegment revenues           2,030              6,657
         ---------------------------------------------------------------
                                          22,361             65,971
         ---------------------------------------------------------------

         Mapping and GIS Solutions:
           Unaffiliated customers         11,522             37,807
           Intersegment revenues           6,715             25,725
         ---------------------------------------------------------------
                                          18,237             63,532
         ---------------------------------------------------------------

         IGS:
           Unaffiliated customers         25,948            111,032
           Intersegment revenues           3,327             12,504
         ---------------------------------------------------------------
                                          29,275            123,536
         ---------------------------------------------------------------

         Z/I Imaging:
           Unaffiliated customers          6,745             20,292
           Intersegment revenues           2,906             12,800
         ---------------------------------------------------------------
                                           9,651             33,092
         ---------------------------------------------------------------

         ICS:
           Unaffiliated customers         14,521             87,512
           Intersegment revenues           8,166             24,854
         ---------------------------------------------------------------
                                          22,687            112,366
         ---------------------------------------------------------------

         International Distribution:
           Unaffiliated customers         50,965            143,104
           Intersegment revenues           1,499              4,785
         ---------------------------------------------------------------
                                          52,464            147,889
         ---------------------------------------------------------------
         Corporate                           ---                493
         ---------------------------------------------------------------
                                         185,526            640,285
         ---------------------------------------------------------------
         Eliminations                    (26,589)           (93,962)
         ---------------------------------------------------------------
         Total revenues                 $158,937           $546,323
         ===============================================================

         ---------------------------------------------------------------
         Operating income (loss) before nonrecurring charges:

         PBS                            $  3,033           $  6,573
         IPS                               1,134              3,695
         Mapping and GIS Solutions         1,753              4,987
         IGS                               2,463             10,507
         Z/I Imaging                       1,118              6,335
         ICS                             (11,379)           (15,521)
         International Distribution      ( 1,484)           ( 5,763)
         Corporate                       ( 6,163)           (22,708)
         ---------------------------------------------------------------
         Total                          $( 9,525)          $(11,895)
         ===============================================================

         Previous Segments. Prior to third quarter 2000, the Company's operating segments consisted of ICS, IPS, the Software and Intergraph Government Solutions businesses (collectively, the Software and Government Solutions businesses formed what was termed "Intergraph"), and Z/I Imaging. Effective October 31, 1999, the Company sold its VeriBest operating segment and, accordingly, its operating results are reflected in "Loss from discontinued operation, net of income taxes" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 1999. Certain VeriBest financial information for these periods is included in
         Note 2.

         ICS supplied high performance Windows NT-based graphics workstations, 3D graphics subsystems, and solutions, including hardware maintenance and network services.
         Intergraph supplied software and solutions, including hardware purchased from ICS, consulting, and services to the process and building and infrastructure industries and provided services and specialized engineering and information technology to support federal government programs. The IPS and Z/I Imaging segments are consistent with the new presentation. Prior to October 1999, a portion of the Z/I Imaging business was included in the
         Intergraph Software operating segment. The Company believes the associated revenues and operating income for the third quarter and first nine months of 1999 were insignificant to the Software segment as a whole.

         The  following  table  sets forth  revenues  and  operating income (loss) for the Company's previous operating segments for the quarters and nine months ended September 30, 2000 and 1999. Differences between the information provided in this table and that provided for the new segments for the same periods are the result of the reorganization described under "New Segments" above, and the Company considers the new segment information to be determinative.

         ----------------------------------------------------------------
                                       Quarter Ended    Nine Months Ended
                                       September 30,      September 30,
                                      2000      1999     2000      1999
         ----------------------------------------------------------------
         (In thousands)

         Revenues

         ICS:
           Unaffiliated customers  $ 18,757  $ 53,644  $102,297  $168,665
           Intersegment revenues     12,412    32,140    40,238    96,549
         ----------------------------------------------------------------
                                     31,169    85,784   142,535   265,214
         ----------------------------------------------------------------

         IPS:
           Unaffiliated customers    20,331    19,245    59,314    61,777
           Intersegment revenues      2,030     4,871     6,657     8,375
         ----------------------------------------------------------------
                                     22,361    24,116    65,971    70,152
         ----------------------------------------------------------------

         Intergraph Software:
           Unaffiliated customers    79,757   108,786   257,117   344,086
           Intersegment revenues      1,224     2,487     5,355    11,796
         ----------------------------------------------------------------
                                     80,981   111,273   262,472   355,882
         ----------------------------------------------------------------

         Intergraph Government Solutions:
           Unaffiliated customers    33,347    38,873   107,303   117,706
           Intersegment revenues      1,037     1,240     3,686     4,946
         ----------------------------------------------------------------
                                     34,384    40,113   110,989   122,652
         ----------------------------------------------------------------

         Z/I Imaging:
           Unaffiliated customers     6,745       ---    20,292       ---
           Intersegment revenues      2,906       ---    12,800       ---
         ----------------------------------------------------------------
                                      9,651       ---    33,092       ---
         ----------------------------------------------------------------
                                    178,546   261,286   615,059   813,900
         ----------------------------------------------------------------
         Eliminations               (19,609)  (40,738)  (68,736) (121,666)
         ----------------------------------------------------------------
         Total revenues            $158,937  $220,548  $546,323  $692,234
         ================================================================


         ----------------------------------------------------------------
                                   Quarter Ended,      Nine Months Ended
                                    September 30,         September 30,
                                   2000      1999       2000       1999
         ----------------------------------------------------------------
         (In thousands)

         Operating income (loss) before nonrecurring charges:

         ICS                    $(13,382)  $(20,237)  $(16,948)  $(39,743)
         IPS                       1,134      2,400      3,695      7,586
         Intergraph Software       4,305    ( 2,765)     6,274      4,765
         Intergraph Government
          Solutions                2,113      3,496      6,984      9,131
         Z/I Imaging               1,118        ---      6,335        ---
         Corporate               ( 4,813)   (10,730)   (18,235)   (30,349)
         ----------------------------------------------------------------
         Total                  $( 9,525)  $(27,836)  $(11,895)  $(48,610)
         ================================================================

         Amounts included in the "Corporate" category in both the new segment and previous segment presentations above consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the operating segments based on segment usage of administrative services. Some of these expenses were previously allocated to the Intergraph Software operating segment but have been moved to the Corporate category in the new presentation since they are not specifically allocable to any of the new operating segments. In both presentations, the Corporate category includes legal fees. In the first nine months of 2000 and 1999, the Company's legal fees totaled $4,990,000 and $14,456,000, respectively.

         Significant profit and loss items for the first nine months of 2000 that were not allocated to the segments and not included in the presentations above include gains on sales of assets of $19,111,000 and nonrecurring operating charges of $3,362,000. Such items for the first nine months of 1999 include an $8,562,000 charge for arbitration settlement, gains on sales of assets of $12,471,000, and nonrecurring operating charges of $15,596,000.

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its operating segments, other than those of its wholly-owned subsidiaries.

NOTE 14: Comprehensive loss.  The Company's comprehensive losses for the third quarter and first nine months of 2000 totaled $11,898,000 and $16,949,000, respectively, compared to comprehensive losses of $45,888,000 and $82,837,000, respectively, for the comparable prior year periods. These comprehensive losses differ from net loss due mainly to foreign currency translation adjustments. Comprehensive losses for the third quarter and first nine months of 2000 also include a $3,431,000 unrealized holding loss on the Company's shareholdings in 3Dlabs (see
         Note 5).

NOTE 15: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requiring companies to recognize derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. In July 1999, the FASB delayed the implementation of this new accounting standard to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The Company is evaluating the effects of adopting SFAS 133 but does not anticipate a significant impact on its consolidated operating results or financial position. As of September 30, 2000, the Company had no freestanding derivatives.



NOTE 16: In   December  1999,  the  Securities  and   Exchange
         Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met prior to recognition of revenue, including persuasive evidence of the existence of an arrangement, the delivery of products and performance of services, a fixed and determinable  sales  price,  and  reasonable  assurance  of collection. In June 2000, the SEC delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (fourth quarter 2000 for the Company). The Company is currently evaluating the effects of adopting SAB 101 and will record any material impact on prior periods as the cumulative effect of a change in accounting principle in its fourth quarter results of operations, with a restatement of prior interim quarters of 2000, if necessary.

NOTE 17: On April 27, 2000, the Company and BSI announced an agreement under which BSI will acquire Intergraph's MicroStation-based civil engineering, networked plotservers, and raster conversion software product lines, under which the Company will sell and support MicroStation and certain other BSI products. The agreement, valued at approximately $42,000,000, is subject to the execution of definitive documents and is expected to close in fourth quarter 2000. Full year 1999 revenues for the product lines to be sold to BSI approximated $35,000,000. The agreement will allow the Company to increase its focus on its core vertical businesses and is expected to improve the business relationship between the Company and BSI.

NOTE 18: Subsequent Event. On October 30, 2000, the Company's Board of Directors approved a stock repurchase plan which will allow the Company under certain circumstances to repurchase up to $30,000,000 of its outstanding common stock. The Plan is not expected to commence until the completion of certain transactions, including sale of the Company's Microstation-based software products to BSI, sale of remaining idle building space on the Company's Huntsville, Alabama campus, and completion of the restructuring of the Company's international organization into the vertical business units. However, the Board in its discretion may approve purchases prior to completion of these transactions. The Plan may be suspended at any time after its commencement and will terminate on December 31, 2002. The Company has no obligation to purchase any specific number of shares under the Plan.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In third quarter 2000, the Company incurred a net loss of $.11 per share on revenues of $158.9 million, including gains on sales of assets of $.24 per share and nonrecurring operating charges of $.17 per share for exit of the hardware development business. In third quarter 1999, the Company incurred a loss from continuing operations of $.89 per share on revenues of $220.5 million, including nonrecurring operating charges of $.41 per share for the cost of actions taken during the quarter to reduce expenses in the Company's unprofitable business units and restructure the Company to support the vertical markets in which it operates. For the first nine months of 2000, the Company incurred a net loss of $.16 per share on revenues of $546.3 million, including gains on sales of assets of $.39 per share and the $.17 nonrecurring charge for exit of the hardware development business. For the first nine months of 1999, the Company incurred a net loss from continuing operations of $1.41 per share on revenues of $692.2 million, including gains on sales of assets of $.26 per share, an $.18 per share charge for the settlement of its arbitration proceedings with Bentley Systems, Inc. (see "Arbitration Settlement" following), and nonrecurring operating charges of $.46 per share, primarily for employee termination costs and asset write-offs recorded in connection with the Company's changing business strategy. See "Nonrecurring Operating Charges" following for a complete description of the nonrecurring charges incurred in the first nine months of 1999 and 2000.
Exclusive of nonrecurring charges and one time gains, the third quarter and year to date 2000 operating losses improved to $.10 per share and $.15 per share, respectively, compared to $.43 per share and $.85 per share, respectively, for the comparable prior year periods. These loss improvements are the result of the continuing decline in the Company's operating expenses. Third quarter and year to date 2000 operating expenses have declined by 25% and 20%, respectively, from the comparable prior year levels. The Company has also realized considerable improvements in its gross margin levels as the result of the increasing software content in its product mix. However, the resulting positive impact has been more than offset by the significant declines in revenues resulting from the Company's exit of the hardware development business. The improvements in the Company's operating expense and gross margin levels have not yet been sufficient to return the Company to sustained profitability as operating results have been negatively impacted by operating losses incurred by the Intergraph Computer Systems ("ICS") operating segment, legal fees associated with the Intel trial, and a temporary duplication of administrative expenses in connection with verticalization of the Company's operating segments.

Discontinued Operation. In fourth quarter 1999, the Company sold its VeriBest operating segment. Accordingly, the Company's consolidated statements of operations for the quarter and nine months ended September 30, 1999 reflect VeriBest's business as a discontinued operation. Except where noted otherwise, the following discussion of the Company's results of operations addresses only results of continuing operations. The discontinued operation has not been presented separately in the consolidated statement of cash flows for the nine months ended September 30, 1999, and it is not segregated from the related discussions. Other than its operating losses for the periods presented, the discontinued operation did not have a significant impact on the Company's consolidated cash flow or financial position. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q for summarized financial information for the VeriBest operating segment.

Though, as discussed below, the Company exited the hardware development business in third quarter 2000, these operations have not been presented as discontinued operations in the Company's consolidated statements of operations primarily due to a lack of discrete financial information for them on a comparative basis as the hardware development assets were never segregated from those of the consolidated business. Additionally, the Company's operating segments continue to sell hardware products of other vendors and perform limited specialized hardware development activity, primarily in the Intergraph Government Solutions and Z/I Imaging operating segments. Information regarding results of operations for the hardware development business for the nine months ended September 30, 2000 is presented in Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Remainder of the Year. The Company expects that the industries in which it competes will continue to be characterized by higher
performance   and  lower  priced  products,  intense  competition,
rapidly   changing  technologies,  shorter  product  cycles,   and
development and support of software standards that result in  less
specific  hardware  and software dependencies by  customers.   The
Company    lost   significant   market   share   in   a    generic
undifferentiated hardware market due to the actions of Intel (see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's dispute with Intel and its effects on the operations of the Company), and in third quarter 2000, it completed its exit of the hardware development business. During the quarter, the Company sold its graphics accelerator division to 3Dlabs, Inc. Ltd. ("3Dlabs"), sold its high-end workstation and server business to Silicon Graphics, Inc. ("SGI"), and shutdown the remainder of its hardware development operation. The Company will continue to sell hardware
products   from  other  vendors  through  its  vertical  operating
segments  and  perform  hardware  maintenance  services  for   its
installed customer base, but going forward does not expect to incur any significant losses related to hardware.

Improvement in the Company's operating results will continue to depend on its ability to accurately anticipate customer requirements and technological trends and to rapidly and
continuously   develop   and  deliver  new   products   that   are
competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction, which includes the creation and operation of independent vertical business units. To date, the Company's verticalization efforts have been concentrated in the U.S. In fourth quarter 2000, the Company plans to align its international operations with the new vertical businesses and bring the cost of the international operations in line with the current level of revenue being generated. The Company expects to incur a charge to operations of approximately $15 million in connection with these international restructuring efforts. As part of this process, several international subsidiaries, primarily in the Middle East and Asia, will be converted into distributorships in which the Company will have little or no direct ownership interest. While the sales of these subsidiaries are not expected to provide significant cash flow to the Company, they should reduce the Company's operating costs. In addition, the Company continues to pursue further real estate sales and facilities consolidation on its Huntsville, Alabama campus and at international subsidiary locations. If completed as planned, these sales may provide substantial cash to the Company as well as reductions in operating costs. The majority of the real estate and subsidiary sales transactions are expected to close in fourth quarter 2000 and first quarter 2001.

The Company estimates that its exit from the development and sale of its own hardware products will reduce its annual revenues to approximately
$600  million.  To achieve and maintain profitability, the Company must successfully complete its efforts to align operating expenses with  this  projected level of revenue.  In addition, the  Company
continues   to   face   significant  operational   and   financial
uncertainty of unknown duration due to its dispute with Intel.

Nonrecurring Operating Charges. During 1998 and 1999, the Company implemented various restructuring actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Restructuring activity during the first nine months of 1999 and 2000 is discussed below.

In second quarter 1999, in response to continued operating losses in its Intergraph Computer Systems ("ICS") operating segment, the Company implemented a resizing of its European computer hardware sales organization. This resizing involved closing most of the Company's ICS subsidiaries in Europe and consolidating the European hardware sales effort within the Intergraph subsidiaries in that region. The associated cost of $2.5 million, primarily for employee severance pay, is included in "Nonrecurring operating charges" in the consolidated statement of operations for the nine months ended September 30, 1999. Approximately 46 European positions were eliminated, all in the sales and marketing area. The Company estimates that this resizing has resulted in annual savings of approximately $3 million.

In third quarter 1999, the Company took further actions to reduce expenses in its unprofitable business units and restructure the Company to support the vertical markets in which it operates. These actions included eliminating approximately 400 positions worldwide, consolidating offices, completing the worldwide vertical market alignment of the sales force, and narrowing the focus of the Company's ICS business unit to high-end workstations, specialty servers, digital video products and 3D graphics cards. As a result of these actions, the Company recorded a nonrecurring charge to operations of $20.1 million, $7 million of which is recorded as a component of "Cost of revenues - Systems" in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. This $7 million charge represents the costs of inventory write-offs incurred as a result of ICS's exit from the PC and generic server business.

Severance costs associated with the third quarter 1999 restructuring totaled approximately $8.7 million, $7.8 million of which is included in "Nonrecurring operating charges" in the consolidated statements of operations for the quarter and nine months ended September 30, 1999. The remaining severance costs related to headcount reductions in the Company's VeriBest operating segment, and accordingly, they are reflected in "Loss from discontinued operation, net of income taxes" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 1999. Approximately 400 positions company-wide were eliminated through direct reductions in workforce. All employee groups were affected, but the majority of eliminated positions derived from the sales and marketing, general and administrative, and customer support areas. The Company estimates the annual savings resulting from this reduction in force approximated $22 million.

The remainder of the third quarter 1999 nonrecurring operating charges consisted of write-offs of capitalized business system software no longer required as a result of the verticalization of the Company's business units and resulting decentralization of portions of the corporate financial and administrative functions.

Cash outlays for severance related to the 1998 and 1999 restructuring actions approximated $4 million and $4.4 million in the first nine months of 2000 and 1999, respectively.
Additionally, in third quarter 2000, European severance liabilities of $.4 million related to the 1999 actions were reversed as some of the affected employees left the Company voluntarily. This expense reversal is reflected in "Nonrecurring operating charges" in the consolidated statements of operations for the quarter and nine months ended September 30, 2000. At September 30, 2000, the total remaining accrued liability for severance relating to the 1999 reductions in force was approximately $.5 million compared to approximately $5 million at December 31, 1999. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid over the remainder of 2000 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

In first quarter 2000, the Company announced its intention to exit the development and design of hardware products. The Company completed this exit in third quarter 2000 with the sales of its Intense3D graphics accelerator division and its high end workstation and server business (see "Gains on sales of assets" following). Upon completion of these transactions, the Company closed the remainder of its hardware development operations and incurred a nonrecurring charge to operations of approximately $8.5 million in relation to this closure, including amounts reflected in "Cost of revenues - Systems" and "Cost of revenues - Maintenance" of $4.5 million and $.2 million, respectively. The amounts reflected in cost of revenues represent the costs of inventory write-offs incurred as a result of the shutdown. With the exception of these costs, all expenses associated with the shutdown are reflected in "Nonrecurring operating charges" in the Company's consolidated statements of operations for the quarter and nine months ending September 30, 2000. Severance costs associated with the shutdown totaled approximately $1.7 million. Approximately 50 positions were eliminated worldwide, primarily in the sales and marketing area, with the majority of the related expense incurred in Europe. The remaining exit costs consist primarily of fixed asset write-offs of $1.5 million and accruals for lease cancellations and idle building space. Related cash outlays during third quarter 2000 totaled approximately $.8 million, primarily for severance payments. At September 30, 2000, the remaining accrued liability related to this charge was $1.4 million and is reflected in "Other accrued expenses" in the Company's September 30, 2000 consolidated balance sheet. These costs are expected to be paid over the remainder of 2000.

The closure of the hardware development organization will allow the Company's operating segments to focus on providing software, systems integration, and services to the industries in which Intergraph is a market leader. The Company will continue to sell hardware products from other vendors and perform hardware maintenance services for its installed customer base. The Company estimates that its exit from the development and sale of its own hardware products will reduce its annual revenues to approximately $600 million. The Company expects to incur additional charges in fourth quarter 2000 as it completes its worldwide verticalization process and restructures its international operations to align their cost structure with the projected level of revenue. The Company estimates that the charges incurred will approximate $15 million.

Severance payments to date have been funded from existing cash balances and from proceeds from the sale of assets. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Gains on sales of assets. "Gains on sales of assets" in the consolidated statements of operations and cash flows consists of the net gains and losses recognized by the Company on sales of various noncore subsidiaries and divisions and of gains recorded on real estate transactions. Significant components of the 1999 and 2000 year to date gains are discussed below.

In April 1999, the Company sold InterCAP Graphics Systems, Inc., a wholly-owned subsidiary, to Micrografx, a global provider of enterprise graphics software, for $12.2 million, consisting of $3.9 million in cash received at closing, deferred payments received in September and October 1999 totaling $2.5 million, and a $5.8 million convertible subordinated debenture due March 2002 (included in "Other assets" in the September 30, 2000 and December 31, 1999 consolidated balance sheets). The resulting gain on this transaction of $11.5 million is included in "Gains on sales of assets" in the consolidated statement of operations for the nine months ended September 30, 1999. InterCAP's revenues and losses for 1998 were $4.7 million and $1.1 million, respectively, ($3.6 million and $1.9 million for 1997). Assets of the subsidiary at December 31, 1998 totaled $1.6 million. The subsidiary did not have a material effect on the Company's results of operations for the period in 1999 prior to its sale.

On July 21, 2000 (but with effect from July 1, 2000), the Company completed the sale of the Intense3D graphics accelerator division of ICS to 3Dlabs, Inc. Ltd. ("3Dlabs"), a leading supplier of integrated hardware and software graphics accelerator solutions for workstations and design professionals. As initial consideration for the acquired assets, 3Dlabs issued to the Company approximately 3.6 million of its common shares, subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs, with an aggregate market value of approximately $13.2 million on the date of closing. As of September 30, 2000, the market value of these shares had declined by approximately $4 million. Fifteen percent of the shares have been placed in escrow for one year to cover any potential claims against the Company by 3Dlabs. The agreement also contains an earn-out provision based on various performance measures for Intense3D operations for the remainder of 2000. These performance measures include the financial contribution of the division, the retention of key employees by the division, the delivery schedules of new products, and the performance of products developed by the division. The earn-out provision provides an opportunity for additional proceeds of up to $25 million, payable in stock and/or cash at the option of 3Dlabs. The Company recorded a pretax gain from the initial proceeds of the sale of approximately $7 million in third quarter 2000. This gain is included in "Gains on sales of assets" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 2000. The market value of the Company's investment in 3Dlabs, excluding the shares held in escrow, of approximately $7.8 million is included in "Investments in affiliates" in the Company's September 30, 2000 consolidated balance sheet, and the revaluation adjustment for the decline in the market value of the stock since the date of closing has been recorded as a component of "Accumulated other comprehensive loss". Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate breakeven level. For the six months ended June 30, 2000, the division earned an operating income of approximately $8.5 million on third party revenues of $34 million. There is no Intense3D activity reflected in the Company's third quarter 2000 results of operations.

Significant contingencies associated with the Intense3D sale include potential penalties for the failure of ICS or its successor to meet its forecasted level of purchases from 3Dlabs and potential liability for inventory included in the sale, including inventory on order from SCI (the Company's contract manufacturer), that proves to be obsolete or in excess, if any. In addition, the Company serves as the intermediary between 3Dlabs and SCI for manufacturing performed by SCI for 3Dlabs, and as such, is exposed should 3Dlabs be unable to meet its obligations to SCI, though such exposure is mitigated by a certain payment guarantee in favor of the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of the Company's business relationship with SCI.

On September 6, 2000, the Company sold several of the buildings on its Huntsville, Alabama campus to a real estate investment company for net cash proceeds of approximately $7.2 million. The Company's gain on this transaction of $1.3 million is included in "Gains on sales of assets" in the consolidated statements of operations for the quarter and nine months ended September 30, 2000. The resulting consolidation of the Company's Huntsville-based personnel and operations into fewer buildings is expected to reduce the Company's future overhead expenses. Cash proceeds from the sale were used to repay a portion of the Company's term loan with its primary lender. For further discussion regarding the Company's borrowings and liquidity, see "Liquidity and Capital Resources" following.

On September 8, 2000, the Company completed a strategic alliance agreement with Silicon Graphics, Inc. ("SGI"), a worldwide provider of high-performance computing and advanced graphics solutions, in which SGI acquired certain of the Company's hardware business assets, including ICS's Zx10 family of workstations and servers. Under the alliance, the Company has become a reseller for SGI and offers its application solutions on the SGI platform. The Company received $.3 million as initial cash consideration for the acquired assets. The agreement also contains an earn-out provision based on the revenues generated by the product lines sold for a period of one year after the closing date. The Company recorded a loss from the initial proceeds of this transaction of approximately $.3 million. This loss is included in "Gains on sales of assets" in the Company's consolidated statements of operations for the quarter and nine months ended September 30, 2000. As with 3Dlabs, the Company serves as the intermediary between SGI and SCI for manufacturing performed by SCI for SGI.

Other significant components of the Company's "Gains on sales of assets" for the nine months ended September 30, 2000 include an aggregate gain of $5.2 million recognized on the sales of land and an office building in the Netherlands, a $2 million gain recognized on the sale of a noncore software division, a $1.5 million gain on the sale of an investment in an affiliate, and a $1.5 million gain on the termination of a long-term capital lease. The proceeds from the sales of the noncore software division and the investment in the affiliate, $3.5 million in the aggregate, were not received until fourth quarter 2000 and are reflected in "Other current assets" in the Company's September 30, 2000 consolidated balance sheet.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its Form 10-Q filings for the quarters ended March 31, 2000 and June 30, 2000, the Company is subject to certain risks and uncertainties and has extensive ongoing litigation with Intel Corporation. Significant litigation developments during third quarter 2000 are discussed below.

Intel Litigation. On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counter-claims. Intel's responses were by permission of the Court filed on November 3, 2000. No decision has been entered.

The trial date for this case, previously scheduled for June 2000, has been continued. A formal schedule has not yet been entered, but the Company believes it likely that trial may be rescheduled for the second half of 2001.

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

ORDERS/REVENUES
---------------

Orders. Systems and services orders for the third quarter and first nine months of 2000 totaled $151.9 million and $467.9 million, respectively, reflecting declines of approximately 15%
and 14% from the comparable prior year periods. Orders for the third quarter and first nine months of 1999 included $4.7 million and $13.1 million, respectively, in orders of the Company's discontinued VeriBest operation. Excluding the impact of VeriBest, U.S. orders declined by 5% and 8%, respectively, and international orders declined by 25% and 16%, respectively, from the third quarter and year to date 1999 levels. Third quarter 2000 orders also declined by 12% from the second quarter 2000 level. The orders decline for the quarter and year to date can be attributed primarily to the weakening demand for the Company's hardware products as the result of the Company's exit from this market, though in first quarter 2000, some weakness was noted in the Company's software segments as well. These negative factors were partially offset by a significant improvement in orders of the Company's Intergraph Public Safety ("IPS") business unit. IPS's orders increased by 30% and 50%, respectively, from the third quarter and year to date 1999 levels as the result of several large orders received in third quarter 2000. The Company believes the first quarter weakness in software orders was due in part to transitioning to vertical units in the software businesses, but may also have been related to the announced exit from the hardware development business. International orders, particularly in Europe, have also been adversely affected by the strengthening of the U.S. dollar. The Company estimates that this strengthening of the dollar resulted in an approximate 2% decline in its reported systems and services orders from the year to date 1999 level.

Revenues. Total revenues for the third quarter and first nine months of 2000 were $158.9 million and $546.3 million, respectively, down 28% and 21%, respectively, from the comparable prior year periods due to the expected decline in hardware revenues and the first quarter order softness in the vertical software businesses. Sales outside the U.S. represented approximately 52% of total revenues for the nine months ended September 30, 2000, consistent with the comparable prior year period and the full year 1999, despite the strengthening of the U.S. dollar.

In third quarter 2000, the Company substantially completed the segregation of its operations into six vertical business segments which provide software, systems integration, and services to the industries in which Intergraph is a market leader. Third quarter and year to date revenues for each of these industry segments are presented in Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Systems. Systems revenue for the third quarter and first nine months of 2000 was $92 million and $349.6 million, respectively, down 39% and 26% from the comparable prior year periods. Factors cited previously as contributing to the decline in orders have also adversely affected systems revenues, and competitive conditions manifested in declining sales prices continue to adversely  affect  the  Company's  systems  revenues  and  margin.
Systems revenues in Europe, the U.S., the Americas (Canada and Latin America), and Asia declined by 36%, 27%, 19% and 4%, respectively, from year to date 1999 levels, while MidWorld systems revenues increased by 12%. Excluding the impact of a stronger dollar, the European revenue decline was 29%. The improvement in MidWorld revenues is attributed primarily to sales made by Z/I Imaging, a 60%-owned subsidiary of the Company formed in fourth quarter 1999.

Hardware  revenues  for  the  quarter  totaled  approximately  $30 million, down 61% from the comparable prior year period and 41% from the second quarter of 2000. Hardware revenues for the first nine months of 2000 declined by approximately 43% from the prior year to date level. The company anticipates continuing declines in its hardware revenues as a result of its exit of the hardware development business in third quarter 2000.

Maintenance. Revenue from maintenance of Company systems totaled $39.7 million for the third quarter and $123.5 million for the first nine months of 2000, down 13% and 12%, respectively, from the comparable prior year periods. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue, and the Company believes this trend, along with its exit of the hardware development business, will act to reduce its level of maintenance revenue.

Services. Services revenue, consisting primarily of revenues from Company provided training and consulting, totaled $27.3 million for the third quarter and $73.3 million for the first nine months of 2000, up 13% and down 7% from the respective prior year levels. Services are becoming increasingly significant to the Company's business, representing approximately 17% of total revenue for the third quarter and 13% of total revenue for the first nine months of 2000. The Company is endeavoring to grow its services business; however, revenues from these services typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for third quarter 2000 was 34.3%, up 8.2 points from the third quarter 1999 level. Total gross margin for the first nine months of 2000 was 35.8%, up 5.2 points from the comparable prior year period and 4.1 points from the full year 1999 level.

Systems margin for the third quarter was 33.2%, down 4.8 points from the second quarter 2000 level and up 9.7 points from third quarter 1999. Systems margin for the first nine months of 2000 was 35.9%, up 8.2 points from the comparable prior year period and 5.9 points from the full year 1999. The third quarter 2000 margin was negatively impacted by a $4.5 million inventory write-down incurred in connection with the shutdown of the Company's hardware development business, and the third quarter 1999 margin was negatively impacted by a $7 million inventory write-off incurred in connection with the Company's decision to exit the PC and generic server businesses. (See "Nonrecurring Operating Charges" preceding.) Excluding these charges, the third quarter 2000 systems margin was basically flat with the second quarter 2000 level and up 10.1 points from the comparable prior year period. The increase in systems margin from the prior year levels is due primarily to the increasing software content in the product mix as the Company's hardware revenues continue to decline. Additionally, Z/I Imaging, a subsidiary formed in fourth quarter 1999, has had a positive impact on the Company's systems margin due to the high margins earned on sales of reconnaissance cameras.

In general, the Company's systems margin may be improved by a higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, the effects of technological changes on the value of existing inventories, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While unable to predict the effects that many of these factors may have on its systems margin, the Company expects continued improvement as a result of the Company's exit of the hardware development business, derived primarily from an increased software content in the product mix and a reduction in inventory carrying and obsolescence costs. However, the Company continues to expect pressure on its systems margin as the result of increasing industry price competition.

Maintenance margin for the third quarter of 2000 was 48%, up 2.2 points from the second quarter 2000 level and 7.2 points from the third quarter of 1999. Year to date maintenance margin is 46.8%, up .4 points from the corresponding prior year period and up .8 points from the full year 1999 level. Though the Company's maintenance revenues continue to decline, the cost of these revenues has been reduced proportionately, due in part to reduced inventory obsolescence costs. The Company monitors its maintenance cost closely and has taken certain measures, including reductions in headcount, to align these costs with the declining levels of revenue. As part of these efforts, in the latter part of 1999, the Company began outsourcing the hardware maintenance function in some of its larger European subsidiaries. Third quarter 1999 maintenance margins were negatively impacted by some of the initial costs incurred in this transition to outsourcing, primarily in the form of severance and incentives paid to employees who transferred to the hardware maintenance subcontractor. The Company believes that the trend in the industry toward lower priced products and longer warranty periods, along with its exit of the hardware development business, will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin for the third quarter of 2000 was 17.8%, up 4 points from the second quarter 2000 level and 3 points from the third quarter of 1999. Year to date services margin is 16.8%, down 2.9 points from the corresponding prior year period and up .8 points from the full year 1999 level. The decline from the first nine months of 1999 is due primarily to the decline in services revenue from the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract. Year to date 2000 margins have been negatively impacted by a large federal services contract which is nearing completion. Significant costs were incurred on this project in the first half of the year, but the majority of the remaining revenue on the contract will not be recognized until contract completion, which is anticipated to occur in fourth quarter 2000.

OPERATING EXPENSES
------------------

The Company's operating expenses continue to decline steadily each quarter. Exclusive of nonrecurring charges, operating expenses for the third quarter and first nine months of 2000 declined by 25% and 20%, respectively, from the comparable prior year periods. In response to the level of its operating losses, the Company has taken various actions, including employee terminations and sales of unprofitable business operations, to reduce its average employee headcount by approximately 18% from the prior year level. Sales and marketing expense for the third quarter and first nine months of 2000 declined by 30% and 28%, respectively, from the corresponding prior year periods as the result of reductions in headcount and reduced public relations expenses. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. General and administrative expense for the third quarter and first nine months of 2000 decreased by 22% and 14%, respectively, from the comparable prior year periods due to a decline in legal fees as the result of reduced activity related to the Intel litigation and a decline in European compensation expenses as the result of reduced headcount. The Company expects that its legal expenses will continue to fluctuate with the activity level associated with the Intel trial. Additionally, the Company is experiencing a temporary duplication of administrative expenses in the U.S. in connection with its efforts to verticalize its operating segments and decentralize portions of the corporate administrative function. The Company expects that these expenses will decline by the end of 2000. Product development expense for the third quarter and first nine months of 2000 declined by 19% and 9%, respectively, from the corresponding prior year periods due primarily to the reduction in headcount, partially offset by a decline in software development costs qualifying for capitalization, primarily related to the Company's federal shipbuilding effort.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $1 million for the third quarter and $3.2 million for the first nine months of 2000 versus $1.5 million and $4.3 million, respectively, for the corresponding prior year periods. The Company's average outstanding debt has declined in comparison to the same prior year periods due primarily to repayment of borrowings utilizing the proceeds from sales of various noncore businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense.

IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 2000 and the full year 1999, approximately 52% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations. Most subsidiaries sell to customers and incur and pay operating expenses in local currency. These local currency revenues and expenses are translated to U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease the reported dollar operating expenses of the international subsidiaries. Over the first nine months of 2000, the U.S. dollar strengthened on average from its comparable prior year level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily in Europe, negatively impacted its results of operations for the first nine months of 2000 by approximately $.07 per share in comparison to the corresponding prior year period.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of the Company's policy for managing the currency risks associated with its international operations.

At December 31, 1999, the Company's only outstanding forward exchange contracts related to formalized intercompany loans between the Company's European subsidiaries and were immaterial to the Company's financial position. In first quarter 2000, the Company ceased hedging its currency exposures in the European region. At September 30, 2000, the Company had no forward exchange contracts outstanding.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro". In June 2000, Greece became the twelfth member of the EMU to adopt the Euro. The national currencies of the participating countries will continue to exist through July 1, 2002, and Euro currency will begin to circulate on January 1, 2002. All of the Company's financial systems currently accommodate the Euro, and during 1999 and the first nine months of 2000, the Company conducted business in Euros with its customers and vendors who chose to do so without encountering significant problems. While the Company continues to evaluate the potential impacts of the common currency, it at present has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in its European markets.

INCOME TAXES
------------

The Company incurred a pretax loss of $3 million in the first nine months of 2000 versus a pretax loss from continuing operations of $67.2 million in the first nine months of 1999. Income tax expense for both periods resulted primarily from taxes on individually profitable majority owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging in the first nine months of 2000. There was no material income tax expense or benefit related to the Company's discontinued operation. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for details of the Company's tax position, including net operating loss and tax credit carryforwards.

RESULTS BY OPERATING SEGMENT
----------------------------

The year 2000 has been and continues to be a transitional year for the Company during which it has focused its efforts on organizing the Company into six vertical business segments. In third quarter 2000, the Company substantially completed the U.S. portion of this process. The international portion of this process is expected to be completed by the end of first quarter 2001. The following discussion provides a comparative analysis of results of operations based on the Company's prior business segmentation structure. Prior year comparative data is not available for the Company's new business structure, except for Intergraph Public Safety, Inc. and Z/I Imaging Corporation, whose businesses did not change as a result of the verticalization process. With the exception of the Company's ICS business unit, all of the Company's newly defined operating segments were profitable from operations for the third quarter and year to date 2000. See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further explanation and details of the Company's segment reporting, including a presentation of the Company's new vertical operating structure for third quarter 2000 and forward.

In third quarter 2000, Intergraph Computer Systems ("ICS") incurred an operating loss of $13.4 million on revenues of $31.2 million, compared to a third quarter 1999 operating loss of $20.2 million on revenues of $85.8 million. Year to date, ICS has incurred an operating loss of $16.9 million on revenues of $142.5 million, compared to an operating loss of $39.7 million on revenues of $265.2 million for first nine months of 1999. These operating results exclude the impact of certain nonrecurring income and operating expense items associated with ICS's operations, including the nonrecurring operating charges of $4.2 million and $4.5 million incurred in the first nine months of 2000 and 1999, respectively, primarily for employee termination costs as well as fixed asset write-offs and accruals for lease cancellations and idle building space recorded in third quarter 2000 as the result of the segment's final exit from the hardware development business. ICS's operating loss improvement for the first nine months of 2000 resulted primarily from an approximate 53% decline in operating expenses as the result of headcount reductions achieved in 1999 and 2000. Although total revenues declined by 46%, ICS's gross margin was flat with the prior year to date level at 9.8%. ICS's third quarter 2000 margin was negatively impacted by a $4.5 million inventory write-down incurred in connection with the shutdown of its hardware development business, and its third quarter 1999 margin was negatively impacted by a $7 million inventory write-off incurred in connection with the its decision to exit the PC and generic server businesses. The ICS business was significantly adversely impacted by factors associated with the Company's dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) As a result, in third quarter 2000, the Company exited the hardware development business. The Company will continue to sell hardware products from other vendors through its vertical operating segments and perform hardware maintenance services for its installed customer base. Effective with the shutdown of ICS, the Company's hardware maintenance and network services operations were combined with the Intergraph Government Solutions operating segment. Third quarter 2000 will be the last quarter reflecting operations for the ICS operating segment.

In  third  quarter 2000, Intergraph Public Safety  ("IPS")  earned operating income of $1.1 million on revenues of $22.4 million, compared to operating income in third quarter 1999 of $2.4 million on revenues of $24.1 million. Year to date, IPS has earned operating income of $3.7 million on revenues of $66 million versus operating income of $7.6 million on revenues of $70.2 million in first nine months of 1999. Improvements in the segment's systems and maintenance margins from the prior year to date level have been offset by a 25% increase in operating expenses. In anticipation of increasing orders, the Utilities division of IPS has increased its headcount by approximately 14% from the prior year to date level, primarily in the product development and sales and marketing areas. Additionally, IPS's general and administrative expenses have increased by 23% from the prior year period due to legal expenses incurred in Australia for an inquiry related to a large contract award. It is unknown at present whether this inquiry will result in a legal proceeding of any significance with respect to the IPS operating segment. The IPS business is characterized by large orders that are difficult to forecast and cause revenues to fluctuate significantly from quarter to quarter. IPS's orders for the third quarter and year to date 2000 increased by 30% and 50%, respectively, from the comparable prior year levels as the result of several large orders received in third quarter 2000, due in part to negotiation delays on several projects in second quarter 2000. These orders should accrue to revenue incrementally over the next several quarters as the projects are completed.

In third quarter 2000, the Software business earned operating income of $4.3 million on revenues of $81 million, compared to a third quarter 1999 operating loss of $2.8 million on revenues of $111.3 million. Year to date, the Software business has earned operating income of $6.3 million on revenues of $262.5 million versus an operating income of $4.8 million on revenues of $355.9 million for the same prior year period. These operating results exclude the impact of certain nonrecurring income and operating expense items associated with Software operations, including the third quarter 2000 gain of $2 million on the sale of a noncore software product line. Year to date 1999 operating income excludes the first quarter 1999 arbitration settlement accrual of $8.6 million, the second quarter 1999 gain on the sale of InterCAP of $11.5 million, and third quarter 1999 nonrecurring operating charges of approximately $5.8 million, primarily for employee severance costs. Though total gross margin increased by 3.6 points from the prior year to date level to 40.7%, a 26% decline in revenues resulted in a significant reduction in operating income. The impact of the revenue decline was offset by a 21% decline in operating expenses from the 1999 year to date level, primarily related to the segment's sales and marketing expense. During 1999, the segment reduced and reorganized its sales force to align its expenses more closely with the lower volume of revenue being generated.

Intergraph Government Solutions earned operating income of $2.1 million on revenues of $34.4 million in third quarter 2000, compared to third quarter 1999 operating income of $3.5 million on revenues of $40.1 million. Year to date, Government Solutions has earned operating income of $7 million on revenues of $111 million, compared to operating income of $9.1 million on revenues of $122.7 million for the same prior year period. Though revenues for the first nine months of 2000 declined by 10% from the comparable prior year period, total gross margin improved by 3.7 points to 26.3%, due primarily to improvements in the segment's systems and services margins. However, this improvement was offset by a 19% increase in operating expenses, primarily the result of increased general and administrative expense resulting from verticalization of the operating segment, including implementation of a new accounting system, and from an increase in bad debt expenses from the corresponding prior year period.

In third quarter 2000, Z/I Imaging earned operating income of $1.1 million on revenues of $9.7 million. Year to date, Z/I has earned operating income of $6.3 million on revenues of $33.1 million. This was the segment's fourth full quarter of operations since its inception on October 1, 1999. Systems revenues were higher than expected for the first nine months of 2000 as sales of reconnaissance cameras were strong. Total gross margin for the third quarter and first nine months of 2000 was 61% and 56%, respectively, reflecting the high margins earned on software as well as on sales of reconnaissance cameras. Z/I's operating expenses for third quarter 2000 were approximately 25% above their normal level due to the determination and payment of year end bonuses.

General corporate expenses for the third quarter and year to date 2000 declined by 55% and 40%, respectively, from their comparable prior year levels. These declines are due primarily to the declines in the Company's legal expenses and the ongoing efforts of the Company to reduce its corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2000, cash totaled $106.4 million, up from $88.5 million at December 31, 1999. Cash generated by operations in the first nine months of 2000 totaled $37.6 million, compared to a consumption of $24.6 million in the first nine months of 1999. The cash generation in the first nine months of 2000 reflects the Company's improved results of operations and continuing focus on collection of accounts receivable. Cash consumption in the first nine months of 1999 included the $12 million payment to BSI (See "Arbitration Settlement" preceding). Severance payments in the first nine months of 2000 and 1999 totaled $4.8 million and $4.4 million, respectively.

Net cash generated by investing activities totaled $5.3 million in the first nine months of 2000, compared to a $1.9 million net consumption of cash in the first nine months of 1999. Investing activities in the first nine months of 2000 included $22.3 million in net proceeds from sales of assets, primarily from sales of land and office buildings in the Netherlands and on the Company's
Huntsville, Alabama campus. Investing activities in the first nine months of 1999 included $28.9 million in net proceeds from sales of assets, including $19.9 million from the fourth quarter 1998 sale of the Company's manufacturing assets (See Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q), $4.1 million from the sale of the InterCAP subsidiary, $2.5 million from the sale of land, and $2 million from the sale
of  the  corporate  jet.   Other significant investing activities
in the first nine months of 2000 included expenditures for capitalizable software development costs of $9.8 million ($14.7 million in the first nine months of 1999) and capital expenditures of $5.5 million ($7.9 million in the first nine months of 1999), primarily for Intergraph products used in  hardware  and  software development and  sales  and  marketing activities. The Company expects that capital expenditures will require $8 to $10 million for the full year 2000, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $19.7 million in the first nine months of 2000, compared to $14.9 million in the first nine months of 1999. Net debt repayments during the first nine months of 2000 and 1999 totaled $21 million and $16.9 million, respectively. In the first nine months of 2000, the Company used approximately $7 million to repay its Australian term loan, $4 million to pay off the mortgage on a disposed European office building, and $7.1 million to pay down the term loan with its primary lender. Activity in the first nine months of 1999 relates primarily to the Company's term loan and revolving credit agreement.

An additional reduction in the Company's long-term debt was achieved through the termination of a long-term lease on one of the Company's facilities in first quarter 2000. The Company accounted for this lease as a financing, and upon termination, long-term debt of $8.3 million and property, plant, and equipment of $6.5 million were removed from the Company's books.

Currency fluctuations continue to have a negative impact on the Company's consolidated cash balance due primarily to the devaluation of the Euro. The Company has increased exposure to this currency as a result of the October 1999 formation of Z/I Imaging and its significant presence in Germany.

Under the Company's January 1997 six year fixed term loan and revolving credit agreement, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $80 million. In September 2000, the Company repaid $7.1 million of the $25 million term loan portion of the agreement with proceeds received from the sale of several office buildings on its Huntsville, Alabama campus. The remaining $17.9 million term loan is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and certain international receivables. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (9.5% at September 30, 2000) plus .625%, and there are provisions in the agreement that will lower the interest rate upon achievement of sustained profitability by the Company. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, and a monthly agency fee. At September 30, 2000, the Company had outstanding borrowings of $17.9 million (the term loan) which are classified as long-term debt in the consolidated balance sheet, and an additional $17.2 million of the available credit line was allocated to support the Company's letters of credit and forward exchange contracts. As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $48.1 million.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures, and restrictive covenants that limit or prevent various business transactions (including repurchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes without approval. The Company's net worth covenant was reduced to $200 million effective June 30, 2000. Additionally, the agreement required the Company to retain, pending a return to profitability, the services of an investment banking firm to advise the Company regarding potential partnering arrangements and other alternatives for its computer hardware business. This requirement was waived by the lender in second quarter 2000.

At September 30, 2000, the Company had approximately $31 million in debt on which interest is charged under various floating rate arrangements, primarily its six year term loan and revolving credit agreement and a European mortgage. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company continues to improve its general financial condition and has generated positive operating cash flow for the fourth consecutive quarter, primarily the result of improved accounts receivable collections and operating expense declines. The Company expects to sustain this improvement in its operating cash flows throughout 2000 as a result of headcount reductions and other expense savings actions taken during 1999 and 2000. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 2000, including requirements for severance payments associated with the various restructuring actions being taken by the Company. For the near term, the Company also anticipates that its cash position will continue to benefit from the sales of excess real estate and other noncore assets of the Company. However, for the longer term, the Company must continue to align its operating expenses with the reduced levels of revenue being generated if it is to fund its operations and build cash reserves without reliance on funds from sales of assets and external financing. The Company anticipates no significant nonoperating events that will require the use of cash, other than its stock repurchase program described under "Subsequent Event" below.

SUBSEQUENT EVENT
----------------

On October 30, 2000, the Company's Board of Directors approved a stock repurchase plan which will allow the Company under certain circumstances to repurchase up to $30 million of its outstanding common stock. The Plan is not expected to commence until the completion of certain transactions, including sale of the Company's Microstation-based software products to BSI (See Note 17 of Notes to Consolidated Financial Statements contained in this Form 10-Q.), sale of remaining idle building space on the
Company's Huntsville, Alabama campus, and completion of the restructuring of the Company's international organization into the vertical business units. However, the Board in its discretion may approve purchases prior to completion of these transactions. The Plan may be suspended at any time after its commencement and will terminate on December 31, 2002. The Company has no obligation to purchase any specific number of shares under the Plan.



              INTERGRAPH CORPORATION AND SUBSIDIARIES


       Item  3:  Quantitative and Qualitative Disclosures  About Market Risk
                 -----------------------------------------------------------

                 The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for its year ending December 31, 1999.


       PART II.  OTHER INFORMATION
                 -----------------

       Item 1:   Legal Proceedings
                 -----------------

                 On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counter-claims. Intel's responses were by permission of the Court filed on November 3, 2000. No decision has been entered.

                 The trial date for this case, previously scheduled for June 2000, has been continued. A formal schedule has not yet been entered, but the Company believes it likely that trial may be re-scheduled for the second half of 2001.

         Item 6: Exhibits and Reports on Form 8-K
                 --------------------------------

           (a)   Exhibit 27, Financial Data Schedule

           (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.



              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                          (Registrant)




By: /s/ James F. Taylor Jr.         By:  /s/ John W. Wilhoite
   ------------------------            -----------------------------
    James F. Taylor Jr.                 John W. Wilhoite
    Chief Executive Officer             Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Date: November 13, 2000             Date: November 13, 2000