Form 10-K
period 2000-12-31
INTERGRAPH CORP
filed 2001-03-26
CIK 351145

===========================================================================
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

                                 OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to

                Commission file number 0-9722

                       INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                     Delaware                    63-0573222
       ------------------------------- -----------------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification No.)
        incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                   35894-0001
     ----------------------------------------   --------------------
     (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code:  (256) 730-2000
                                                       ---------------

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

  As of January 31, 2001, there were 49,552,385 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $383,877,000 based on the closing sale price of such stock as reported by The Nasdaq Stock Market on January 31, 2001, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                 DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                         Form 10-K Reference
    ---------                                         -------------------

    Portions of the Annual Report to
      Shareholders for the year ended
      December 31, 2000                              Part I, Part II, Part IV

    Portions of the Proxy Statement
      for the May 17, 2001 Annual Meeting
      of Shareholders                                        Part III

===========================================================================

                             PART I


ITEM 1.  BUSINESS

Overview

   Intergraph Corporation (the "Company"), founded in 1969, is a worldwide provider of end-to-end technical solutions and systems integration services. The Company's industry-focused business segments develop, market, and support software and services for local and national governments and for global industries, including process and power, utilities, communications, mapping and geographic information systems ("GIS"), photogrammetry, and public safety.

   The Company's business segments offer software solutions based on Microsoft Corporation's Windows operating systems. This open technology foundation enables the Company's software products to interoperate with thousands of third-party Windows-based technical and business applications as well as with UNIX-based applications. The Company's business segments also offer related professional services to satisfy engineering, design, modeling, analysis, mapping, information technology, and creative computing needs. Products and services are sold through industry-focused direct and indirect channels worldwide, with United States and European revenues representing approximately 76% of total revenues for 2000.

Background

   Until the mid 1990s, the unique demands of high-end technical computing required tremendous processing and graphics capabilities that could only be performed using reduced instruction set computing ("RISC") based workstations for the UNIX operating system. In 1992, the Company began evaluation of a transition from its own Clipper RISC microprocessor to the Intel microprocessor and from the UNIX operating system to Microsoft's Windows NT operating system. In late 1992, based on commitments from Intel, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high-end computing and other enterprisewide computing environments, while at the same time maintaining interoperability with existing UNIX-based systems. The Company therefore chose to migrate products from its own Clipper microprocessor to Intel microprocessors and from the UNIX operating system to Microsoft Windows NT.

    The   Company   ceased  development  of  the   Clipper   RISC
microprocessor at the end of 1993 and made a substantial investment in the redesign of its hardware platform for utilization of Intel's microprocessor. The Company chose to use only Intel microprocessors and to focus its efforts and image creation toward its core capabilities, specifically very high-performance computational and 3D graphics capabilities. This high-end market place in the Windows NT operating system environment is supported primarily by Intel products. The transition from its proprietary hardware architecture to that of Intel was substantially completed during 1994, and since that time, substantially all of the Company's hardware sales have been comprised of Intel-based systems. In 1994, the Company also completed the development effort to port its technical software applications to the Windows NT operating system, and made Windows NT available on all of its workstations.

   In 1996, a dispute with Intel disrupted relations between the Company and Intel, causing significant delays in the Company's hardware development and manufacturing cycles. Unable to acquire Intel microprocessors and technical information crucial to its product development, the Company could not introduce new hardware lines on a timetable competitive with other hardware vendors. As a consequence, the Company was unable to compete favorably in the high-performance Intel processor-powered workstation markets. See Item 3, Legal Proceedings, following, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of the Company's dispute with Intel and its effects on the Company's business and consolidated operating results.

   Over the past three years, the Company has taken significant measures to reduce its losses and return to profitability, including the outsourcing of its manufacturing function to SCI Technology Inc., extensive reductions in its workforce, and sales of several non-core business units and assets. In October 1999, the Company exited the PC and generic server businesses, which had been irreparably damaged as a result of the dispute with Intel, and in third quarter 2000, it exited the development and design of all hardware products. For further information regarding these actions, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

   The Company believes that its operating system and software applications strategies are the correct choices. However, competing operating systems and software applications are available in the market, and the Company competes with companies with greater financial resources in each of the markets it serves. Further improvement in the Company's operating results depends on further market penetration through its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will further depend on its ability to successfully implement its strategic direction, which includes the creation and operation of independent vertical business units. In addition, the Company continues to face operational and financial uncertainty of unknown duration and amount due to its dispute with Intel.

Discontinued Operation

   On October 31, 1999, the Company sold its VeriBest Inc. operating segment. For further information regarding the sale of VeriBest, see Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

BUSINESS SEGMENTS

   Effective for 2000 operational and management purposes, the Company's continuing operations are divided into five separate business segments. These business segments are focused on specific vertical markets in which the Company considers itself to be a leader or sees the potential to lead. The Company's 2000 business segments are Process and Building Solutions, Intergraph Government Solutions, IPS (which includes Intergraph Public Safety, Utilities and Communications), Intergraph Mapping and GIS Solutions, and Z/I Imaging. Each is discussed in further detail below. For additional information regarding the Company's business segments, including financial information for 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated
Financial Statements contained in the Company's 2000 annual report, which are incorporated herein by reference. The Company's International Distribution operation, essentially the Company's international subsidiary distribution operations which serve many of the Company's business segments, has not yet been absorbed into the Company's primary business segments and is reflected as a sixth business segment in the Company's financial presentations. This operation will be absorbed into the applicable primary business segments in first quarter 2001.

Process & Building Solutions ("PBS")
------------------------------------

   Process & Building Solutions is a global organization that supplies software and services to the process, power, and marine industries. PBS focuses on integrated life cycle engineering solutions for the design and information management of plants and ships, with emphasis on engineering information management and on the linkage of engineering systems and business systems.

    For more than 20 years, engineering/procurement/and construction ("EPC") contractors and process and power plant owner/operators have used PBS solutions to design, construct, operate and maintain facilities for petrochemical, chemical, pharmaceutical, food and beverage, oil and gas, power generation, pulp and paper, and mining industries. PBS's life cycle engineering solutions increase the value of plant data by facilitating capture and re-use of information throughout the life cycle of a plant, resulting in significant productivity gains and operational efficiencies.

    According   to   industry  analyst  Daratech  of   Cambridge,
Massachusetts, in 1999 Intergraph held a 59% share of the 3D plant design and visualization market and a 24.5% market share of the 2D plant design market segment.

    PBS's Plant Design System ("PDS") is a comprehensive, intelligent engineering application that creates and maintains an accurate database of plant information. That information is a valuable asset for regulatory compliance, streamlining operations, maintenance, and downstream retrofit projects. Integration features enable concurrent engineering, multiple disciplines working on a project simultaneously, improved design coordination, reduction of errors, and increased productivity. PDS consists of integrated 2D and 3D modules which correspond to basic tasks in the plant design workflow, including process flow diagrams, piping and instrumentation diagrams, instrumentation data management, equipment, heating/ventilation/air conditioning, electrical, structural, and other engineering aspects of a plant.

   In addition to PDS, Process & Building Solutions offers its SmartPlant family of products to support the life cycle engineering needs of the process and power industries. These products populate plant data in an open data model, allowing for easy access and use by engineering, procurement, construction, maintenance, management, and any other relevant users.

   PBS's shipbuilding solutions provide software systems and services for commercial and military ship design, construction, and management. In cooperation with international industry partners, PBS is developing the next generation solution that will streamline shipbuilding processes, lower manpower and material costs, and reduce the time to construct world-class marine vessels. GSCAD is PBS's next-generation naval and shipbuilding solution for design, construction, and management. GSCAD design, planning, and engineering analysis tools are built on an enterprise-wide, integrated infrastructure that accesses real-time information. This software solution provides the capability to create a ship design that speeds product development from conception to market delivery. It also provides capabilities for performing risk analysis, design integrity, and functional engineering review of new and modified product designs.

Intergraph Government Solutions ("IGS")
---------------------------------------

   Intergraph Government Solutions is a systems integration and management consulting company that provides business and technical solutions to a diverse portfolio of government and commercial clients. IGS partners with clients to achieve their vision, mission, and goals through intelligent deployment of best practices and information technology ("IT"). IGS combines experience in dozens of technical fields with capabilities covering the gamut of IT services: management consulting, enterprise application integration, financial and decision-support systems, system and networking services, advanced learning systems, command and control systems, product data management, and ruggedized hardware.

   IGS has six divisions serving focused markets or industries. The Department of Defense ("DOD") division serves the U.S. Air Force, Joint Operations, U.S. Naval Air Systems Command ("NAVAIR"), the U.S. Army and NASA. With long-term contract vehicles such as CAD-2 and GSA, the DOD division remains the largest within IGS. The Marine Life Cycle Solutions division provides integrated data environments for the U.S. Naval Sea Systems Command ("NAVSEA"), the U.S. Coast Guard, and commercial shipyards in the U.S. and around the world. The Government and Transportation division delivers integrated information management systems to federal and state departments of transportation ("DOTs"), state and local government agencies, and commercial transportation organization owner/operators. The PDM Solutions division provides product data management ("PDM") and collaborative product commerce ("CPC") services to commercial consumer product manufacturing, medical devices manufacturing, machine design, and process plant industries. The IT Services division provides local area network and wide area network ("LAN/WAN") planning and implementation, electronic-business, resident and supplemental staffing, IT outsourcing, and help desk solutions in both federal and commercial markets. The Federal Hardware Solutions division develops, implements, and supports ruggedized hardware for use in difficult environments, and video analysis products and services for the DOD and federal, state, and local law enforcement agencies.

Intergraph Public Safety Inc. ("IPS")
-------------------------------------

  In January 1997, Intergraph Public Safety, Inc. was established as a wholly-owned subsidiary of the Company. IPS provides total public safety solutions and has come to be recognized worldwide as a leading supplier of public safety dispatch systems. In addition to addressing the public safety market, IPS also addresses the utilities and communications markets through a separate organization within IPS ("Intergraph Utilities and Communications").

   IPS develops, markets, and implements computer-based solutions for emergency medical and rescue units, fire departments, law enforcement organizations, and other public safety agencies around the world. Other industries utilizing these solutions include automobile clubs for roadside assistance, and airports, campuses, and military bases for security systems.

   IPS products provide a complete solution for public safety agencies. They are designed to interoperate in a comprehensive, integrated public safety information system. These products include computer-aided dispatch, police, fire, and emergency management systems, records management systems, jail management systems, civil process and mug shot systems, mobile computer systems, integrated radio and telephony solutions, interfaces to alarm systems, management information reporting systems, personnel rostering systems, and training management systems.

   The foundation public safety product for IPS is its computer-aided dispatch system, which is used in local, regional, and national command and control centers to take trouble calls from the public and enable the assignment and dispatching of appropriate resources. This product fully integrates interactive, intelligent mapping with dispatching, records management, and communications capabilities. Designed specifically to support command and control operations, the system is composed of high-performance graphics workstations and software. Records management is enhanced by a database that includes geographic map information as well as address, incident history, and traffic pattern data.

   On January 1, 1999, Intergraph Utilities & Communications was formally merged into IPS. IPS's dispatch technology is a complementary application to the mainstream geospatial products, such as ActiveFRAMME and the new G/Technology products. By linking Intergraph Public Safety and Intergraph Utilities & Communications, the Company responded to the utilities and communications markets' increased demand for a total solution that integrates Geospatial Resource Management with outage management and computer-aided dispatch.

    Intergraph Utilities and Communications solutions assist electric, gas, pipeline, and water companies in the management of customer-centric GIS data, which contains all the information necessary for distributing electricity and gas, tracking distribution, and managing service disruptions. Its geospatial resource management solution spatially enables this data, integrating operational support systems such as outage analysis, and provides real-time information for customer service, thereby increasing operational efficiency enterprise-wide. Utilities solutions include engineering design and facilities management, technical document workflow and archiving, mobile computing and field support, outage management, spatial data analysis and data warehouse, and real-time display facility analysis. For Communications, the geospatial network resource management solutions help the international communications industry automate its network facility mapping, planning, design, and maintenance for outside and inside plant.

Intergraph Mapping and GIS Solutions ("IMGS")
---------------------------------------------

   Intergraph Mapping and GIS Solutions is a leading provider of mapping/GIS software and solutions. Intergraph's roots in this market go back over 30 years, and the Company is an acknowledged pioneer in the industry. IMGS develops, markets, and supports geospatial solutions for business GIS, land records management, rail transportation, environmental management, utilities and communications companies, and commercial map production. Solutions provide geographic visualization and analysis tools useful in many businesses, including real estate, retailing, service networks, transportation networks, site assessment, agriculture, insurance, and health care. IMGS also develops and sells geospatial solutions that help governments improve public service, respond more efficiently to legislated and political mandates, implement successful GIS systems more quickly, and reduce the total cost of GIS ownership.

    IMGS  solutions  include  Intergraph's  GeoMedia  family   of
products.   GeoMedia  is  a  complete Windows-based  desktop  GIS
solution   for   all  decision  support,  query,  and   reporting
activities. IMGS's other flagship mapping product, Modular GIS Environment ("MGE"), is used by transportation agencies as a high-
end   software   for  basemap  analysis.   MGE   offers   project
management, coordinate system operations, data query and access, multiple configuration options, and a range of common tools across the MGE modules. MGE is interoperable with the GeoMedia product suite.

  IMGS also provides solutions for end-to-end digital map and cartographic production. These solutions help cartographers manage the map production environment where the end products vary widely from atlases to single hardcopy maps to purely digital products. From map scanning to printing, IMGS's end-to-end cartographic production tools provide the means to collect, analyze and process, prepress prepare, and output data.

Z/I Imaging, Inc.
-----------------

   Z/I Imaging, a 60%-owned subsidiary of the Company, was formed in October 1999 to develop, market, and sell Windows NT-based imaging solutions for photogrammetry professionals. Solutions include aerial cameras, stereo softcopy workstations, analytic stereo plotters, photogrammetric scanners, and image management, processing, and distribution software. Z/I Imaging systems are nonproprietary, enabling industry and government professionals to use them as a front-end to mapping, GIS, and civil engineering software from a variety of leading vendors.

Intergraph Computer Systems ("ICS")
-----------------------------------

  Prior to its closure in third quarter 2000, Intergraph Computer Systems developed high-performance core hardware, including high-end workstations, add-in graphics subsystems, specialty servers, and digital video products, for use in numerous professional-level and/or technical disciplines.

  See Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a discussion of the sales of ICS's Intense 3D division and high-end workstation and server business and the closure of its remaining operations.

Product Development

   The Company believes a strong commitment to ongoing product development is critical to success in the markets in which it competes.

   Product development expenditures include all costs related to designing new or improving existing products. During the year ended December 31, 2000, the Company spent $56.3 million (8.2% of revenues) for the product development activities of its continuing operations compared to $62.6 million (6.8% of revenues) in 1999, and $76.8 million (7.6% of revenues) in 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of product development expenses, including portions capitalized and their recoverability.

   The markets in which the Company's business units compete continue to be characterized by rapid technological change, resulting in shorter product cycles, higher performance and lower priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers. The operating results of the Company and its competitors will continue to depend on the ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Manufacturing and Sources of Supply

   In fourth quarter 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology, Inc. ("SCI"), a wholly-owned subsidiary of SCI Systems, Inc., and outsourced to SCI the responsibility for manufacturing of substantially all of the Company's hardware products. Prior to the sale, this responsibility, which included the assembly and testing of components and subassemblies manufactured by the Company and others, was that of the Company's ICS business segment. In third quarter 2000, the Company sold its Intense3D graphics accelerator division and its high-end workstation and server business and closed the ICS business segment. Under its existing contract with SCI, the Company serves as the intermediary between SCI and the companies which acquired its former operations. For a complete description of these transactions and their impact on the Company's operating results and cash flows, including exposures associated with the SCI contract, see Note 15 of Notes to Consolidated Financial
Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

   Prior to the third quarter 2000 exit of hardware development, substantially all of the Company's microprocessor needs were supplied by Intel Corporation. See Item 3, Legal Proceedings, following and Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a discussion of the Company's litigation with Intel and related effects on the Company's microprocessor supply and results of operations in 2000 and prior years.

  The Company maintains inventories to meet its hardware warranty and service obligations, and two of the Company's business segments continue light manufacturing and assembly operations. All other business segments purchase hardware from third parties for resale to customers. The Company is not required to carry extraordinary amounts of inventory to meet customer demands.

Sales and Support

  Sales. The Company's products are sold through a combination of direct and indirect channels in approximately 67 countries worldwide. Direct channel sales, which provide the majority of the Company's product revenues, are generated by the Company's direct sales force through sales offices in approximately 40 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value added resellers, distributors, and system integrators. Sales through indirect channels provided approximately 11% of total Company systems revenues in 2000, compared to 25% in 1999 and 22% in 1998. The decline in 2000 was due primarily to the Company's exit of the hardware development business in third quarter.

   Each  of the Company's business units maintains its own  sales force. Selling efforts are organized along key industry lines for their major product applications. The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the direct sales forces are compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

   Customer Support. The Company believes that a high level of customer support is important to the sale of its technical solutions and integration services. Customer support includes preinstallation guidance, customer training, onsite installation, hardware preventive maintenance, repair service, software help desk and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe. The trend in the industry toward lower priced products and longer warranty periods has resulted in reduced levels of maintenance revenue for the Company. The Company believes this trend will continue in the future and that its hardware maintenance revenue will continue to decline as a result of its exit of the hardware development business. However, the decline in maintenance revenues may be partially offset by growth in the Company's professional services business. The Company is endeavoring to grow its services business; however, revenues from these services typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

International Operations

   International markets, particularly Europe and Asia, continue in importance to the industry and to each of the Company's operating segments. Sales outside the U.S. represented approximately 52% of total revenues from continuing operations in 2000 and 1999. European and Asia Pacific revenues represented approximately 27% and 12%, respectively, of total revenues from continuing operations in 2000, compared to 31% and 11%, respectively, in 1999. The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

  There are currently wholly-owned sales and support subsidiaries of the Company located across Europe. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, the Company's systems are sold and supported through a combination of subsidiaries and distributorships. At December 31, 2000, the Company had approximately 860 employees in Europe, 590 employees in the Asia Pacific region, and 610 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. See Note 1 of Notes to Consolidated Financial Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for a description of the Company's policy for managing the currency risks associated with its international operations.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. The Company continues to experience slow collections throughout the Middle East region, particularly in Saudi Arabia. Total accounts receivable from Middle Eastern customers was approximately $18 million at December 31, 2000 and $20 million at December 31, 1999.

    For further discussion of the Company's international operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5, and 12 of Notes to Consolidated Financial Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report.

U.S. Government Business

    Total revenue from the United States government was approximately $132 million in 2000, $149 million in 1999, and $166 million in 1998, representing approximately 19% of total revenue in 2000 and 16% of revenue in 1999 and 1998. The majority of these revenues are attributed to the IGS business segment.

   The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.
Approximately 38% of the Company's 2000 federal government revenues were earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of IGS and the Company as a whole.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 2000, accounts receivable from the U.S. government totaled approximately $28 million versus approximately $33 million at December 31, 1999.

Backlog

  An order is entered into backlog only when the Company receives
a  purchase order or a signed  contract from  a  customer.   The
Company's backlog of unfilled systems and services orders at December 31, 2000 and 1999 was $268 million and $250 million, respectively. Substantially all of the December 2000 backlog of orders is expected to be earned and recognized as revenue in 2001.

   The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

   The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

Competition

   The markets in which the Company competes continue to be characterized by intense price and performance competition. To compete successfully, the Company and others serving these markets must accurately anticipate customer requirements and technological trends and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company and its competitors engage in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Management of the Company believes that competition will remain intense, particularly in product pricing.

   The Company's competition varies among its business segments. PBS competes with the software products of Bentley Systems, Inc. ("BSI") (an approximately 31%-owned affiliate of the Company), Cadcentre, Rebis Industrial Workgroup Software, and several smaller companies. The primary competitors of IMGS are ESRI,
Autodesk   Inc.,  BSI,  Laser-Scan,  BAE  SYSTEMS,  and   MapInfo
Corporation.  IPS considers its primary competitors to be TriTech
Software    Systems,    Litton   PRC,    Tiburon,    Inc.,    and
Motorola/Printrak International Inc. in the Public Safety market and ESRI and General Electric/Smallworld in the Utilities and
Communications  markets.   IGS offers a  wide  range  of  service
oriented  solutions to government and commercial  entities.   The
primary competitors in this diverse market are considered  to  be
Computer   Sciences  Corporation  ("CSC"),  Science  Applications
International   Corporation   ("SAIC"),   International   Business
Machines Corporation ("IBM"), Lockheed Martin Corporation,  KPMG,
and  Accenture.   The primary competitor of Z/I  Imaging   is  LH
Systems,  LLC,  a  joint  venture of  Leica  Geosystems  and  BAE
SYSTEMS.    Other   competitors   in   the   reconnaissance   and
photogrammetry businesses include Recon/Optical, Inc., DAT/EM Systems International, ISM, INPHO, Autometric Incorporated (a
subsidiary  of  The  Boeing Company),  and  ERDAS.   Several
companies with greater financial resources than the Company are active in the markets it serves, particularly those served by its IGS business segment.

  The Company believes that its experience and ability to provide total solutions and services gives it an advantage over vendors who provide only software, hardware, or services.

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

   The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's products. Similarly, trademark rights held by the Company are used to preserve and protect the goodwill represented by the Company's registered and unregistered trademarks.

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology, which was used in the Company's workstation and server products, is widely available, and many companies, including Intergraph, have developed and continue to develop patent positions concerning technological improvements related to personal computers, workstations and servers. With the possible exception of its ongoing litigation with Intel (in which the Company expects to prevail), it does not appear that the Company will be prevented from using the technology necessary to support existing products, since patented technology is typically available in the industry under royalty bearing licenses or patent cross licenses, or the technology can be purchased on the open market.

  In addition, computer software technology is increasingly being protected by patents, and many companies, including Intergraph, are developing patent positions for software innovations. It is unknown at the present time whether various patented software technology will be made generally available under license or whether specific innovations will be held by their inventors and not made available to others. In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements. Patented software techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

   An inability to retain significant third party license rights, in particular the Microsoft license, to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.

Risks and Uncertainties

  In addition to those described above and in Item 3, Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of
Operations  and  Note  2  of  Notes  to  Consolidated   Financial
Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion of these risks and uncertainties.

Employees

  At December 31, 2000, the Company had approximately 4,600 employees. Of these, approximately 2,060 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


ITEM 2.  PROPERTIES

  The Company's corporate offices and primary development centers
are  located  in  Huntsville,  Alabama.   All  of  the  Company's
business segments have headquarters located within the Huntsville facilities. The business segments also maintain sales and support facilities throughout the world.

   The Company owns approximately 1,400,000 square feet of space in Huntsville that is utilized for product development, sales, and administration. The Huntsville facilities also include over 500 acres of unoccupied land. The Company maintains sales and support locations in major U.S. cities outside of Huntsville through operating leases.

   Outside the U.S., the Company owns approximately 90,000 square feet of office space, primarily in the United Kingdom.  Sales and
support   facilities  are  leased  in  most  major  international
locations.

   The Company considers its facilities to be adequate for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS

  The Company filed a legal action on November 17, 1997, in U.S. District Court for the Northern District of Alabama, Northeastern Division (the "Alabama Court"), charging Intel Corporation with unlawful anti-competitive business practices. Intergraph alleges that Intel attempted to coerce the Company into relinquishing certain computer hardware patents to Intel through a series of wrongful acts, including interference with business and contractual relations, interference with technical assistance from third party vendors, breach of contract, negligence, misappropriation of trade secrets, and fraud based upon Intel's failure to promptly notify the Company of defects in Intel's products and timely correction of such defects, and further alleging that Intel infringed upon the Company's patents. The Company's patents (the "Clipper Patents") define the architecture of the cache memory of Intergraph's Clipper microprocessor. The Company believes this architecture is at the core of Intel's Pentium line of microprocessors and systems. Intel's Pentium 4 processor was not commercially available at the time of the filing of the lawsuit, and the Company has not yet completed its infringement analysis of Intel's Pentium 4 processor. On December 3, 1997, the Company amended its complaint to include a count alleging violations of federal antitrust laws. Intergraph asserts claims for compensatory and treble damages resulting from Intel's wrongful conduct and infringing acts, and punitive damages in an amount sufficient to punish and deter Intel's wrongful conduct. Additionally, the Company requested that Intel be enjoined from continuing the alleged wrongful conduct which is anticompetitive and/or violates federal antitrust laws, so as to permit Intergraph uninterrupted development and sale of Intel-based products.

  On November 21, 1997, the Company filed a motion in the Alabama Court to enjoin Intel from disrupting or delaying its supply of products and product information pending resolution of Intergraph's legal action. On April 10, 1998, the Alabama Court ruled in favor of Intergraph and enjoined Intel from any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market or sell products incorporating, or based upon, Intel products or information. On April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"), and on November 5, 1999, the Appeals Court vacated the preliminary injunction that had been entered by the Alabama Court. This ruling by the Appeals Court did not impact the Company's operations due to an Agreement and Consent Order which Intel entered into with the Federal Trade Commission on March 17, 1999 not to restrict sales or take coercive actions such as those alleged by the Company in its lawsuit against Intel.

  On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph had infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patents asserted by Intel. The Company does not believe that Intel's counterclaims, including the alleged infringement of Intel patents, will result in a material adverse consequence for the Company.

  On June 17, 1998, Intel filed a motion before the Alabama Court requesting a determination that Intel is licensed to use the Clipper Patents. This "license defense" was based on Intel's interpretation of the Company's acquisition of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. On September 15, 1998, the Company filed a cross motion with the Alabama Court requesting summary adjudication of the "license defense" in favor of the Company. On November 13, 1998, the Company amended its complaint to include two additional counts of patent infringement against Intel. The Company requested the court to issue a permanent injunction enjoining Intel from further infringement and to order that the financial impact of the infringement be calculated and awarded in treble to Intergraph. On June 4, 1999, the Alabama Court granted the Company's September 15, 1998 motion and ruled that Intel had no license to use the Company's Clipper Patents. However, on October 12, 1999, the Alabama Court reversed its June 4, 1999 order and dismissed the Company's patent claims against Intel based upon Intel's "license defense". The Company appealed the Alabama Court's October 12, 1999 order to the United States Court of Appeals for the Federal Circuit. On March 1, 2001, the Appeals Court reversed the October 12, 1999 decision of the Alabama Court, specifically holding that Intel was never licensed under the Company's Clipper patents. On March 15, 2001, Intel filed a petition for rehearing with the Appeals Court, requesting that it reconsider its March 1, 2001 decision. A decision on Intel's request is expected to be issued before May 1, 2001. The Company believes that the Federal Circuit's March 1, 2001 patent license decision is well supported by law and fact, and will continue to aggressively pursue its patent case for the payment of royalties by Intel for their use of the Company's Clipper technology in Intel's Pentium line of products.

  On March 10, 2000, the Alabama Court entered an order dismissing the antitrust claims of the Company. This dismissal was based in part upon a February 17, 2000 decision by the
Appeals Court in another case (CSU v. Xerox). The Company believes this dismissal to be in error and intends to pursue its antitrust case against Intel. On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit. The oral argument for this appeal was heard on March 5, 2001. No decision has been issued by the Appeals Court. However, on February 20, 2001, the US Supreme Court denied CSU's request for appeal in CSU v. Xerox. The Supreme Court's denial of CSU's appeal may have an adverse impact on the Company's antitrust appeal. However, the Company does not believe that the outcome of the antitrust appeal will materially affect the Company's remaining claims or the value of the overall lawsuit.

  On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counter-claims. Intel's responses were filed on November 3, 2000. The Alabama Court has taken the motions under submission. No oral argument has been scheduled, and no decision has been entered by the Alabama Court.

  The  trial  date for this case, previously scheduled  for  June
2000, has been continued. A formal schedule has not yet been entered, and the Company believes that a new trial date will not be scheduled until after the conclusion of the pending Appeal process.

  During the course of the Intel litigation, the Company has employed a variety of experts to prepare estimates of the damages suffered by the Company under various claims of injury brought by the Company. The following damage estimates were provided to Intel in the August/September 1999 time frame in due course of the litigation process: estimated damages for injury covered under non-patent claims through June 1999 - $100 million and estimated additional damages for injury covered under non-patent claims through December 2003 - $400 million, subject to present-value reduction. These numbers are estimates only and any recovery of damages in this litigation could be substantially less than these estimates or substantially greater than these estimates depending on a variety of factors that cannot be determined at this time. Factors that could lead to recovery of substantially less than these estimates include, but are not limited to, the failure of the Alabama Court or the Appeals Court to sustain the legal basis for one or more of the Company's claims, the failure of the jury to award amounts consistent with these estimates, the failure of the Alabama Court or the Appeals Court to sustain any jury award in amounts consistent with these estimates, the settlement by the Company of the Intel litigation in an amount inconsistent with these estimates, and the failure of the Company to successfully defend itself against Intel's patent counterclaims in the Alabama Court and in the Appeals Court and a consequential recovery by Intel for damages and/or a permanent injunction against the Company. Factors that could lead to recovery substantially greater than these estimates include, but are not limited to, success by the Company in recovering punitive damages on one or more of its non-patent claims.

  The Company believes it was necessary to take legal action against Intel in order to defend its former workstation business, its intellectual property, and the investments of its shareholders. The Company is vigorously prosecuting its positions and defending against Intel's claims and believes it will prevail in these matters, but at present is unable to predict an outcome. The Company does expect, however, that it will continue to incur substantial legal and administrative expenses in connection with the lawsuit.

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

Name                   Age              Position                Officer Since
----                   ---              --------                -------------

James F. Taylor Jr.     56  Chief Executive Officer and Director     1977
Roger O. Coupland       54  President, Intergraph Public             1991
                            Safety, Inc.
Graeme J. Farrell       58  Executive Vice President and Managing    1994
                            Director, Asia Pacific Operations
William E. Salter       59  President, Intergraph Government         1984
                            Solutions
K. David Stinson Jr.    47  President, Process and Building          1996
                            Solutions
Preetha R. Pulusani     40  Executive Vice President, Mapping        1997
                            and GIS Solutions
Edward A. Wilkinson     67  Executive Vice President                 1987
Jack C. Ickes           41  Vice President of Corporate Services     2000
David Vance Lucas       39  Vice President and General Counsel       2000
Larry T. Miles          40  Vice President of Finance                2001
Eugene H. Wrobel        58  Vice President and Treasurer             1998

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

   Dr. Roger O. Coupland joined the Company in 1983 as project manager for the Australian Army AUTOMAP 2 project. Since that time, he has served as manager of the Company's Mapping and Utilities division and subsequently, as the Company's Federal Sales Director. Dr. Coupland was elected Vice President in 1991, with responsibility for the Company's Dispatch Management division, and Executive Vice President in January 2001. He currently serves as President of the Company's Intergraph Public Safety business segment. Dr. Coupland holds a First Class Honors degree in Physics and a Ph.D. in Theoretical Physics from The University of Nottingham, England.

   Graeme J. Farrell joined the Company in February 1986 as the Financial Controller for Intergraph's subsidiaries in Australia and New Zealand. In 1987, the Company appointed him Finance Director for its Asia Pacific region. He was elected Vice President of Business Operations for Asia Pacific in 1994, and in August 1999 he was elected Executive Vice President. Prior to joining the Company, Mr. Farrell was involved in accounting software development for five years, and prior to that he was Finance director of Dennison Manufacturing's (USA) Australian operations for five years. Mr. Farrell is a Chartered Secretary and qualified accountant holding a public practice certificate.

   Dr. William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's Federal Systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of Intergraph Government Solutions. He holds a doctorate in electrical engineering.

   K.  David  Stinson Jr. joined the Company in 1996.   Prior  to
joining the Company, Mr. Stinson acted as Vice President of Engineering and Nuclear Projects for the Tennessee Valley Authority ("TVA"), the nation's largest government owned electric power utility. Before joining TVA, he was founder and Chief Executive Officer of Digital Engineering, with responsibility for developing software to assist with the operations, maintenance, and environmental qualification of nuclear facilities and other process plants. Mr. Stinson was elected Executive Vice President in 1996 and currently serves as President of the Company's Process and Building Solutions business segment. He is a graduate of the U.S. Air Force Academy and holds a masters degree in management administration science.

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

   Jack C. Ickes joined the Company in January 1991. Since that time, he has held several managerial positions in the Company's
hardware   business.    He  was  elected  a  Vice  President   of
Intergraph Computer Systems in July 1999 and a Vice President of the Company in December 2000. Mr. Ickes currently serves as the Vice President of Corporate Services. He holds a bachelor of science degree in electrical engineering.

  David Vance Lucas joined the Company in 1994 as a staff attorney responsible for corporate, commercial and intellectual property representation. He was promoted to Senior Counsel in 1997 and elected Vice President and General Counsel in 2000. Mr. Lucas continues to represent the Company in the areas noted above, as well as managing the Company's litigation. Prior to joining the Company, Mr. Lucas was a partner with the law firm of Johnson, Johnson & Moore. He is admitted to practice before the United States Supreme Court, United States Court of Appeals for the Federal Circuit and the Eleventh Circuit, as well as the Federal and State Courts within Alabama. Mr. Lucas holds a bachelor's degree in corporate finance and economics and a juris doctor in law.

   Larry T. Miles joined the Company in 1988 as a tax accountant, and since that time has held several positions in the finance and accounting areas. He has served as the Company's Management Reporting Manager since 1998 and was elected Vice President of Finance in March 2001. Before joining Intergraph, Mr. Miles worked in public accounting for six years. He holds a bachelor's degree in accounting and is a certified public accountant.

  Eugene H. Wrobel joined the company in 1982 as Finance Director in Europe. He returned to the U.S. in August 1985 as Director of International Finance, and in January 1990 was appointed Director of Business Operations for the Americas (the United States, Canada, and Latin America). He transferred into the Treasury Department in April 1998 and was elected Vice President and Treasurer in November 1998. He holds a bachelor's degree in accounting and is a certified public accountant.





                             PART II


ITEM 5.   MARKET  FOR  THE COMPANY'S COMMON STOCK AND  RELATED
          SHAREHOLDER MATTERS

   The  information appearing under "Dividend Policy" and  "Price
Range  of Common Stock" on page 60 of the Intergraph Corporation
2000 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 2000 appearing under "Five Year Financial Summary" on the inside front page of the Intergraph Corporation 2000 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing on pages 16 to 32 of the Intergraph Corporation 2000 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

   Information relating to the Company's market risks appearing under "Impact of Currency Fluctuations and Currency Risk Management" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 27 to 32 of the Intergraph Corporation 2000 annual report to shareholders is incorporated by reference in this Form 10-K annual report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and report of independent
auditors   appearing  on  pages  33 to  60  of  the   Intergraph
Corporation 2000 annual report to shareholders are incorporated by reference in this Form 10-K annual report.


ITEM 9.  CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance"
on  pages   4  to 7 of the Intergraph Corporation  proxy
statement relative to the annual meeting of shareholders to be held May 17, 2001, is incorporated by reference in this Form 10-K annual report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

   Information relating to the executive officers of the  Company appearing under "Executive Officers of the Company" on  pages  12 to 13 in this Form 10-K annual report is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

   The information appearing under "Executive Compensation" on pages 7 to 15 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 17, 2001, is incorporated by reference in this Form 10-K annual report.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
           MANAGEMENT

   The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 to 4 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 17, 2001, is incorporated by reference in this Form 10-K annual report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

                                                                   Page in
                                                               Annual Report *
                                                               ---------------

(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph
         Corporation 2000 annual report to shareholders:

         Consolidated Balance Sheets at December 31, 2000
         and  1999                                                      33

         Consolidated Statements of Operations for the
         three years ended December 31, 2000                            34

         Consolidated Statements of Cash Flows for the
         three years ended December 31, 2000                            35

         Consolidated  Statements of Shareholders' Equity
         for the three years ended December 31, 2000                    36

         Notes to Consolidated Financial Statements                   37-59

         Report of Independent Auditors                                 60

    * Incorporated by reference from the indicated pages of the 2000 annual report to shareholders.

                                                                     Page in
                                                                    Form 10-K
                                                                    ---------

    2) Financial Statement Schedule:

       Schedule  II  -  Valuation and Qualifying Accounts
       and Reserves for the three years ended
       December 31, 2000                                                20

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

    3) Exhibits

                                                                     Page in
       Number             Description                               Form 10-K
       ------             -----------                               ---------

        3(a) Certificate of Incorporation, Bylaws, and Certificate of Merger (1).

        3(b)  Amendment to Certificate of Incorporation (2).

        3(c)  Restatement of Bylaws (3).

        4 Shareholder Rights Plan, dated August 25, 1993 (4) and amendment dated March 16, 1999 (10).

      10(a)*  Employment Contract of Manfred Wittler dated
              November 1, 1989 (5) and amendments dated
              February 18, 1998 (8) and June 7, 1999 (12).

      10(b) Amended and Restated Loan and Security Agreement, by and between Intergraph Corporation and Foothill
              Capital Corporation, dated November 30, 1999 (12).

      10(c)* Intergraph Corporation 1997 Stock Option Plan (6) and amendment dated January 11, 1999 (11).

      10(d)   Indemnification Agreement between Intergraph
              Corporation and each member of the Board of Directors of the Company dated June 3, 1997 (7).

      10(e)*  Intergraph Corporation Nonemployee Director Stock
              Option Plan (8).

      10(f) Asset Purchase Agreement by and among SCI Technology, Inc. as Buyer and Intergraph Corporation as Seller dated November 13, 1998, with Exhibits and
              Schedule 1 (9).

      10(g)*  Employment Contract of John W. Wilhoite dated
              August 23, 1999.

      10(h)*  Employment Contract of Graeme J. Farrell dated
              March 26, 1997.

      10(i)*  Employment Contract of Lewis N. Graham, Jr. dated
              February 6, 2001.

      10(j)*  Z/I Imaging Corporation 1999 Stock Option Plan.

      10(k)*  Z/I Imaging Corporation 2000 Stock Option Plan.

      13     Portions of the Intergraph Corporation 2000 Annual
             Report to Shareholders incorporated  by reference
             in this Form  10-K  Annual Report
      21     Subsidiaries of the Company                                21
      23     Consent of Independent Auditors                            22
      99     Consent of Linda L. Green

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

    (12) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, under the Securities Exchange Act of 1934, File No. 0-9722.

----------

(b) Reports on Form 8-K - on December 22, 2000, the Company filed a Current Report on Form 8-K, reporting a resolution by the Company's Board of Directors to terminate the Company's Stock Bonus Plan. See Note 11 of Notes to Consolidated Financial Statements contained in the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report, for further discussion.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

----------

Information contained in this Form 10-K annual report includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 annual report, portions of which are incorporated by reference in this Form 10-K annual report.



                           SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     INTERGRAPH CORPORATION

                    By /s/ James F. Taylor Jr.     Date: March 22, 2001
                      ------------------------
                        James F. Taylor Jr.
                      Chief Executive Officer
                   (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                   Date
                                                                   ----

                             Chairman of the Board            March __, 2001
--------------------------
   James W. Meadlock


/s/ James F. Taylor Jr.      Chief Executive Officer
--------------------------   and Director                     March 22, 2001
James F. Taylor Jr.


/s/ Lawrence R. Greenwood    Director                         March 23, 2001
--------------------------
 Lawrence R. Greenwood


/s/ Larry J. Laster          Director                         March 22, 2001
--------------------------
    Larry J. Laster


/s/ Thomas J. Lee            Director                         March 26, 2001
--------------------------
     Thomas J. Lee


/s/ Sidney L. McDonald       Director                         March 23, 2001
--------------------------
   Sidney L. McDonald


                             Director                         March __, 2001
--------------------------
     Joe C. Moquin


                             Director                         March __, 2001
--------------------------
   Robert E. Thurber


/s/   Larry  T.  Miles       Vice President of Finance        March 22, 2001
--------------------------    (Principal Financial and
      Larry T. Miles            Accounting Officer)






              INTERGRAPH CORPORATION AND SUBSIDIARIES

  SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



   Column A                Column B     Column C       Column D      Column E
---------------------     -----------  ----------     -----------  -------------
                                       Additions
                          Balance at   charged to
                          beginning    costs and                    Balance at
   Description            of period     expenses       Deductions  end of period
---------------------     -----------  ----------     -----------  -------------
Allowance for doubtful
accounts deducted
from accounts
receivable in
the balance sheet   2000  $16,066,000   5,507,000      3,404,000 (1) $18,169,000
                    1999  $13,814,000   6,900,000      4,648,000 (1) $16,066,000
                    1998  $14,488,000   3,168,000      3,842,000 (1) $13,814,000





Allowance for
obsolete inventory
deducted from
inventories in the
balance sheet       2000  $33,896,000  16,089,000 (3) 21,429,000 (2) $28,556,000
                    1999  $31,249,000  23,187,000 (4) 20,540,000 (2) $33,896,000
                    1998  $36,508,000  19,346,000     24,605,000 (2) $31,249,000





(1) Uncollectible accounts written off, net of recoveries.

(2) Obsolete inventory reduced to net realizable value.

(3) Includes a $4.7 million inventory write-down resulting from the Company's exit of the hardware development and design business in third quarter 2000.

(4) Includes a $7 million inventory write-down resulting from the Company's exit from the personal computer and generic server businesses in third quarter 1999.