Form 10-Q
period 2001-03-31
INTERGRAPH CORP
filed 2001-05-15
CIK 351145

======================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

    Common stock, par value  $.10 per share:  49,641,309 shares outstanding as of March 31, 2001


======================================================================


                      INTERGRAPH CORPORATION
                            FORM 10-Q *
                          March 31, 2001

                               INDEX






PART I.  FINANCIAL INFORMATION
         ---------------------

   Item 1.  Financial Statements

            Consolidated Balance Sheets at March 31, 2001 and
                December 31, 2000

            Consolidated Statements of Operations for
                the quarters ended March 31, 2001 and 2000

            Consolidated Statements of Cash Flows for the
               quarters ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk


PART II. OTHER INFORMATION
         -----------------

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES






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

PART I.  FINANCIAL INFORMATION


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

-------------------------------------------------------------------------------
                                                     March 31,    December 31,
                                                        2001           2000
-------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                           $114,504       $119,848
  Accounts receivable, net                             180,185        178,862
  Inventories                                           20,135         25,290
  Other current assets                                  47,114         53,475
-------------------------------------------------------------------------------
      Total current assets                             361,938        377,475
  Investments in affiliates                             22,980         14,262
  Capitalized software development costs                23,749         23,871
  Other assets                                          44,330         42,971
  Property, plant, and equipment, net                   54,906         56,329
-------------------------------------------------------------------------------
      Total Assets                                    $507,903       $514,908
===============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                              $ 35,091       $ 35,224
  Accrued compensation                                  33,605         33,257
  Other accrued expenses                                55,730         61,591
  Billings in excess of sales                           44,870         46,603
  Income taxes payable                                  12,276         10,984
  Short-term debt and current maturities of
   long-term debt                                        7,743          5,765
-------------------------------------------------------------------------------
      Total current liabilities                        189,315        193,424
-------------------------------------------------------------------------------
  Deferred income taxes                                  6,614          6,604
  Long-term debt                                        20,459         25,265
  Other noncurrent liabilities                           3,473          4,612
-------------------------------------------------------------------------------
      Total noncurrent liabilities                      30,546         36,481
-------------------------------------------------------------------------------
  Minority interest in consolidated subsidiaries         7,166          7,003
-------------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                            5,736          5,736
   Additional paid-in capital                          213,168        214,079
   Retained earnings                                   193,293        188,326
   Accumulated other comprehensive loss                (18,773)       (15,931)
-------------------------------------------------------------------------------
                                                       393,424        392,210
   Less - cost of 7,720,053 treasury shares at
    March 31, 2001 and 7,836,452 treasury shares
    at December 31, 2000                              (112,548)      (114,210)
-------------------------------------------------------------------------------
      Total shareholders' equity                       280,876        278,000
-------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity      $507,903       $514,908
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


------------------------------------------------------------------
Quarter Ended March 31,                        2001        2000
------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                                   $ 82,183    $134,338
 Maintenance                                 34,218      42,308
 Services                                    27,721      22,759
------------------------------------------------------------------
   Total revenues                           144,122     199,405
------------------------------------------------------------------

Cost of revenues
 Systems                                     44,862      86,091
 Maintenance                                 19,380      22,597
 Services                                    21,471      18,489
------------------------------------------------------------------
   Total cost of revenues                    85,713     127,177
------------------------------------------------------------------

   Gross profit                              58,409      72,228

Product development                          13,105      13,961
Sales and marketing                          22,185      32,937
General and administrative                   20,606      24,972
Reorganization charges (credit)              (  384)        ---
------------------------------------------------------------------

   Income from operations                     2,897         358

Gains on sales of assets                      4,831       3,633
Interest expense                             (  561)     (1,176)
Other income (expense) - net                    363         435
------------------------------------------------------------------

   Income before income taxes and
    minority interest                         7,530       3,250

Income tax expense                           (2,400)     (1,400)
------------------------------------------------------------------

   Income before minority interest            5,130       1,850

Minority interest in earnings of
 consolidated subsidiaries                   (  163)     (  825)
------------------------------------------------------------------

   Net income                              $  4,967    $  1,025
==================================================================

   Net income per share -
    basic and diluted                      $    .10    $    .02
==================================================================

Weighted average shares outstanding -
      Basic                                  49,569      49,254
      Diluted                                50,960      49,475
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

-----------------------------------------------------------------------
Quarter Ended March 31,                           2001          2000
-----------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                                  $  4,967       $ 1,025
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  2,965         4,198
   Amortization                                  3,178         6,352
   Gains on sales of assets                     (4,831)       (3,633)
   Net changes in current assets and
    liabilities                                 (3,664)        2,046
-----------------------------------------------------------------------
   Net cash provided by operating activities     2,615         9,988
-----------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets              1,468         5,821
  Purchases of property, plant, and equipment   (1,805)       (2,259)
  Capitalized software development costs        (  692)       (5,857)
  Business acquisitions                         (2,828)       (1,009)
  Other                                         (  129)       (  402)
-----------------------------------------------------------------------
   Net cash used for investing activities       (3,986)       (3,706)
-----------------------------------------------------------------------

Financing Activities:
  Gross borrowings                               2,787           ---
  Debt repayment                                (5,123)      (   437)
  Proceeds of employee stock purchases and
   exercise of stock options                       751           462
-----------------------------------------------------------------------
   Net cash provided by (used for)
    financing activities                        (1,585)           25
-----------------------------------------------------------------------
Effect of exchange rate changes on cash         (2,388)       (1,408)
-----------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                               (5,344)        4,899
Cash and cash equivalents at beginning
 of period                                     119,848        88,513
-----------------------------------------------------------------------
Cash and cash equivalents at end of period    $114,504       $93,412
=======================================================================

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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter ended March 31, 2000 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 2000, the Company continues its ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during first quarter 2001.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

         -----------------------------------------------------------
                                  March 31,       December 31,
                                    2001             2000
         -----------------------------------------------------------
         (In thousands)

         Raw materials            $ 6,625          $ 6,124
         Work-in-process            2,583            3,850
         Finished goods             3,611            6,077
         Service spares             7,316            9,239
         -----------------------------------------------------------
         Totals                   $20,135          $25,290
         ===========================================================

         The decline in the Company's inventories from the December 31, 2000 level is due primarily to sales of its remaining hardware inventories and to a higher volume of shipments in transit to customers at December 31, 2000. Inventories on hand at March 31, 2001 and December 31, 2000 relate
         primarily  to  continuing  specialized  hardware   assembly
         activity  in the Company's Intergraph Government  Solutions and  Z/I  Imaging  business segments and to  the  Company's
         continuing   warranty   and  maintenance   obligations   on
         computer  hardware previously sold.  Amounts  reflected  as
         work-in-process   relate  primarily  to   sales   contracts
         accounted for under the percentage-of-completion method.

NOTE 4: Property, plant, and equipment - net includes allowances for depreciation of $160,474,000 and $165,437,000 at March 31, 2001 and December 31, 2000, respectively.

NOTE 5: Reorganization charges (credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. For a discussion of cash outlays in first quarter 2000 and 2001 related to these actions and other factors affecting the Company's severance liabilities, see "Reorganization Charges (Credit)" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 6: Gains on sales of assets. During the first quarters of 2001 and 2000, the Company recognized gains of $4,831,000 and $3,633,000, respectively, from sales of various noncore divisions, product lines, and real estate. For a complete discussion, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 7:  As  part  of  the proceeds of the April 1999  sale  of  its
         InterCAP subsidiary, the Company received a $5,797,000 convertible subordinated debenture from Micrografx, Inc. due on March 31, 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a summary of the conversion features of the debenture.) In fourth quarter 2000, the Company recorded a $5,000,000 write-down of the value of this debenture due to the financial and operational difficulties currently experienced by Micrografx, and in first quarter 2001, the Company wrote off the remaining value of the debenture. The first quarter 2001 write-off of $797,000 is included in "Other income (expense) - net" in the Company's first quarter 2001 consolidated statement of operations. The Company's recorded value for the debenture at December 31, 2000 is included in "Other assets" in the Company's consolidated balance sheet as of that date. The Company continues to monitor the financial condition of Micrografx closely, but at present, is unable to accurately estimate the value, if any, that will be ultimately realized from payment or conversion of the debenture. The Company does not anticipate conversion of the debenture by either party in the near term.

NOTE 8: Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 9: Comprehensive income (loss) includes net income as well as all other nonowner changes in equity. In first quarter 2001, the Company's comprehensive income totaled $2,125,000, compared to a comprehensive loss of $943,000 in first quarter 2000. These comprehensive income (loss) amounts differ from net income due primarily to negative foreign currency translation adjustments totaling $2,275,000 in first quarter 2001 and $1,968,000 in first quarter 2000, resulting primarily from strengthening of the U.S. dollar with respect to the Company's net assets in Europe. First quarter 2001 comprehensive income also included a $567,000 unrealized holding loss on the Company's common stock holdings of 3Dlabs, Inc. Ltd. (See "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.)

NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

         ------------------------------------------------------------------
                                   Cash Provided By (Used For) Operations
         Quarter Ended March 31,              2001         2000
         ------------------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net        $( 4,770)     $18,226
           Inventories                        4,262        5,368
           Other current assets             (   379)       2,918
         Increase (decrease) in:
           Trade accounts payable               580      ( 4,545)
           Accrued compensation and other
            accrued  expenses               ( 3,980)     (12,916)
           Income  taxes  payable             1,320      (   998)
           Billings in excess of sales      (   697)     ( 6,007)
         ------------------------------------------------------------------
         Net changes in current assets
          and liabilities                  $( 3,664)     $ 2,046
         ==================================================================

         Significant  noncash  investing and financing  transactions in  first  quarter 2001 included the receipt of common stock with a value of approximately $10,000,000 as additional consideration for the third quarter 2000 sale of the Company's Intense3D graphics accelerator division and a $4,300,000 increase to a note receivable as additional consideration for the fourth quarter 2000 sale of its civil, plotting, and raster product lines. For a complete discussion of these transactions, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations
         in  this  Form  10-Q.  Investing and financing transactions in  first  quarter 2000 that did not require cash  included the  termination  of  a  long-term  lease  on  one  of  the
         Company's  facilities.   The  Company  accounted  for  this
         lease as a financing, and upon termination, long-term  debt
         of   $8,300,000  and  property,  plant,  and  equipment  of
         $6,500,000 were removed from the Company's books.

NOTE 11: Business Acquisitions. In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The Company made installment payments totaling $1,009,000 in both first quarter 2001 and first quarter 2000. These payments are reflected in
         "Business acquisitions" in the Company's consolidated statements of cash flows. The accounts and results of operations of PID have been combined with those of the Company's Process and Building Solutions ("PBS") business segment since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

         In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of 2,000,000 Euros paid at closing and additional payments due March 1, 2002 and 2003 to be calculated as 15% of the annual revenues earned by the Company from the sale of
         MARIAN products in 2001 and 2002, respectively. The Company's payment at closing approximated $1,819,000 and is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the quarter ended March 31, 2001. The accounts and results of operations of MARIAN have been combined with those of PBS since the January 1, 2001 effective date of the acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 12: The year 2000 was a transitional year for the Company, during which it focused its efforts on organizing the Company into six vertical business segments. The Company substantially completed the U.S. portion of this process in third quarter 2000, and the international portion of this process was completed in first quarter 2001. The segment presentation below provides business segment information based on the Company's new business structure for the year 2001. The Company's segment information for first quarter 2000 has been restated to conform to this new business structure.

         The  Company's  2001 business segments consist  of  Process and Building Solutions ("PBS"), Intergraph Public Safety, Inc. ("IPS"), Mapping and Geographic Information Systems ("GIS") Solutions, Intergraph Government Solutions ("IGS"), Z/I Imaging Corporation ("Z/I Imaging"), and the International Hardware Maintenance organization. The Company's Middle East operations ("Mid World"), portions of which were sold in April 2001 and the remainder of which is currently held for sale, are also included as a segment on a temporary basis. (See Note 14.)

         The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served. Except where noted
         otherwise, the amounts presented below for each segment represent the Company's complete domestic and international operations with respect to its business.

         PBS supplies software and services to the process, power, offshore, and marine industries.

         IPS develops, markets, and implements systems for the public safety and utilities and communications industries.

         Mapping and GIS Solutions develops, markets, and supports geospatial solutions for business GIS, land records management, rail transportation, environmental management, utilities and communications companies, and commercial map production. Amounts presented below for Mapping and GIS Solutions include the worldwide operations for both the federal and commercial mapping organizations.

         IGS provides specially developed software and hardware, commercial off-the-shelf products, and professional services to federal, state, and local governments worldwide, as well as to commercial customers. IGS also includes the U.S. hardware maintenance and network services business.

         Z/I Imaging, a 60%-owned subsidiary of the Company, supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets.

         The International Hardware Maintenance organization includes all of the Company's hardware maintenance operations outside the U.S. This segment receives intersegment revenue from the other business segments for performance of hardware maintenance services on their behalf and customer revenue for selling hardware maintenance and other miscellaneous hardware products and services directly to customers who are not associated with any of the other business segments.

         Information presented for Intergraph Computer Systems ("ICS") for 2000 includes the operations of the Company's hardware division prior to its third quarter 2000 closure. 2000 was the last year for presentation of ICS as a business segment. Currently, the majority of the hardware sold by the Company is purchased by the business segments from third party vendors, and such purchases and resales are included in the results of operations of the applicable business segments.

         Amounts included in the "Corporate" category consist primarily of general corporate expenses, including legal fees and other general and administrative expenses remaining after charges to the business segments based on segment usage of administrative services. Also included in the "Corporate" category are revenues and expenses associated with the residual effects of closing the hardware business in 2000, including management of the Company's spare parts repair depot. The associated revenues relate primarily to the sale and repair of spare parts for the Company's installed customer base, including those serviced by IGS and the International Hardware Maintenance organization.

         The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of Intergraph Corporation (see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Sales between the business segments, the most significant of which are associated with hardware maintenance services provided by IGS, Corporate, and the International Hardware Maintenance organization to the other business units, are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property to similarly situated unrelated buyers. Transfer price is charged on all intersegment sales of products and services.

         The following table sets forth revenues and operating income (loss) by business segment for the quarters ended March 31, 2001 and 2000.

         ----------------------------------------------------
         Quarter Ended March 31,            2001      2000
         ----------------------------------------------------
         (In thousands)

         Revenues:
         PBS:
         Unaffiliated customers          $28,720   $31,702
         Intersegment revenues             1,134     2,904
         ----------------------------------------------------
                                          29,854    34,606
         ----------------------------------------------------
         IPS:
         Unaffiliated customers           29,705    28,607
         Intersegment revenues               632       138
         ----------------------------------------------------
                                          30,337    28,745
         ----------------------------------------------------
         Mapping and GIS Solutions:
         Unaffiliated customers           32,572    39,719
         Intersegment revenues             1,916     2,830
         ----------------------------------------------------
                                          34,488    42,549
         ----------------------------------------------------
         IGS:
         Unaffiliated customers           36,097    39,808
         Intersegment revenues             2,155     5,297
         ----------------------------------------------------
                                          38,252    45,105
         ----------------------------------------------------
         Z/I Imaging:
         Unaffiliated customers            8,831     7,938
         Intersegment revenues             2,354     4,132
         ----------------------------------------------------
                                          11,185    12,070
         ----------------------------------------------------
         International Hardware Maintenance:
         Unaffiliated customers            2,230     8,775
         Intersegment revenues             2,430     5,739
         ----------------------------------------------------
                                           4,660    14,514
         ----------------------------------------------------
         Mid World:
         Unaffiliated customers            2,949     6,219
         Intersegment revenues               ---       ---
         ----------------------------------------------------
                                           2,949     6,219
         ----------------------------------------------------
         ICS:
         Unaffiliated customers              ---    35,613
         Intersegment revenues               ---     9,473
         ----------------------------------------------------
                                             ---    45,086
         ----------------------------------------------------
         Corporate:
         Unaffiliated customers            3,018     1,024
         Intersegment revenues             1,111     3,743
         ----------------------------------------------------
                                           4,129     4,767
         ----------------------------------------------------
                                         155,854   233,661
         ----------------------------------------------------
         Eliminations                    (11,732)  (34,256)
         ----------------------------------------------------
         Total revenues                 $144,122  $199,405
         ====================================================

         ----------------------------------------------------
         Operating income (loss):

         PBS                            $  1,276  $  3,758
         IPS                               1,099       767
         Mapping and GIS Solutions         3,388     2,501
         IGS                               3,267     3,172
         Z/I Imaging                       1,600     2,737
         International Hardware
          Maintenance                    (   315)      147
         Mid World                       ( 2,894)  (    28)
         ICS                                 ---   ( 4,622)
         Corporate                       ( 4,524)  ( 8,074)
         ----------------------------------------------------
         Total                          $  2,897  $    358
         ====================================================

         Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains on sales of assets of $4,831,000 and $3,633,000 in first quarter 2001 and 2000, respectively.

         The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its business segments, other than those of its wholly owned subsidiaries.

NOTE 13: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requiring companies to recognize derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. This statement became effective for the Company in first quarter 2001, but did not have a significant impact on its consolidated operating results or financial position. The Company ceased its hedging program in first quarter 2000 and does not currently own any freestanding derivatives.

NOTE 14: Mid  World.   In  first  quarter  2001,  the  Company
         announced  its  intention to sell  its  operations  in  the
         Middle  East  and  convert them into distributorships.   In
         April  2001, the Company closed the sales of it  operations in Turkey and Kuwait. Neither of these operations were material to the Company, and the sale of these operations
         will   not   have  a  material  impact  on  the   Company's
         consolidated operating results or cash flow. During first quarter 2001, in connection with its ongoing efforts to sell the remainder of its Middle Eastern operations, the Company performed a detailed review of all outstanding
         contracts, commitments, and receivables in the  region.   A
         memorandum  of understanding was reached on the anticipated
         completion   of  the  largest  contract  in   the   region,
         resulting in charges to Mid World operations totaling $1,629,000 in the first quarter, including a $923,000 increase to cost of sales for projected cost overruns and a  $706,000  charge  to general and administrative  expense for  the  settlement  of outstanding  receivables  for  the
         project.   The  Company  does  not  expect  to  incur   any
         additional material losses as the result of the final sales or closures of the remaining operations, which are targeted for completion by the end of third quarter 2001.
         For first quarter 2001, consolidated revenues and after-tax loss for the Middle East region totaled approximately $2,949,000 and $3,130,000, respectively. Net assets for the region totaled approximately $9,000,000 at March 31, 2001.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

Earnings. In first quarter 2001, the Company earned net income of $.10 per share on revenues of $144.1 million, compared to first quarter 2000 net income of $.02 per share on revenues of $199.4 million. First quarter 2001 income from operations was $.06 per share versus $.01 per share for first quarter 2000. The improvement is primarily the result of a 22% decline in operating expenses.

Remainder  of the Year.  The Company expects that the  markets  in which  it  competes will continue to be characterized  by  intense
competition, rapidly changing technologies,  and shorter   product
cycles. Further improvement in the Company's operating results will depend on further market penetration achieved through the ability to accurately anticipate customer requirements and technological trends, to rapidly and continuously develop and deliver new
products   that   are   competitively   priced,   offer   enhanced
performance, and meet customers' requirements for standardization and interoperability, and will depend on the Company's ability to successfully implement its strategic direction, which includes the operation and growth of independent vertical business segments.

Additional  severance  costs,  primarily  for  planned   headcount
reductions in Europe, will be incurred in the second quarter, but are not expected to be significant. The Company also continues to pursue additional real estate sales and facilities consolidation.
If completed as planned, these sales should provide substantial cash to the Company as well as reductions in operating costs.

The Company's worldwide business plan for 2001 provides for total revenues of $585 million and income from operations of $24 million. To achieve this plan and maintain profitability, the Company must attain revenue growth and successfully complete its efforts to align operating expenses with the projected level of revenue.

Gains on Sales of Assets. In the second half of 2000, the Company sold its MicroStation-based civil engineering, plotting, and raster software product lines to Bentley Systems, Inc. ("BSI") and its Intense3D graphics accelerator division to 3Dlabs, Inc. Ltd. ("3Dlabs"). (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for complete details of these transactions.) Both of these sales transactions provided for additional consideration based on the performance of the divisions sold.

In first quarter 2001, the Company reported an additional gain from the BSI transaction of approximately $4.3 million as the initial consideration for the sale, as well as the Company's note receivable from BSI, was increased based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. This additional gain is included in "Gains on sales of assets" in the  Company's first  quarter  2001  consolidated statements
of operations and cash flows.   The outstanding  amount
of the Company's note receivable from BSI totaled approximately $14.6 million at March 31, 2001 ($11 million at December 31,
2000), the $11 million noncurrent portion of which is reflected in "Other assets" in the Company's consolidated balance sheet as of that date. The current portion of the note receivable is reflected in "Other current assets". The agreement provides for additional consideration to be calculated based on renewals of maintenance contracts through December 1, 2001 for the products sold to BSI, although nothing has been recorded to date for the proceeds contingent on maintenance contract renewals. Revenues for the product lines sold to BSI approximated $28 million and $35 million in 2000 and 1999, respectively. Under the agreement, the Company continues to sell and support MicroStation and certain other BSI products through reseller agreements with BSI.

In first quarter 2001, the Company also reported a $.6 million additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. The total earn-out of $10 million, $8.6 million of which was accrued by the Company in fourth quarter
2000, was paid to the Company in first quarter 2001 in the form of stock of 3Dlabs, increasing the Company's ownership interest in 3Dlabs to approximately 37%, although this interest is subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs. The 7,591,285 shares of 3Dlabs common stock
received   in  satisfaction  of  the  earn-out  had  a  value   of
approximately $9.1 million on March 31, 2001 and $8.8  million  as of May 11, 2001. The market value of these shares is included in "Investments in affiliates" in the Company's March 31, 2001 consolidated balance sheet, along with its other holdings of 3Dlabs, and revaluation adjustments for the decline in the market value of the stock since the date of settlement is recorded as a component of "Accumulated other comprehensive loss". The amount accrued by the Company at December 31, 2000 with respect to the earn-out provisions is reflected in "Other current assets" in its December 31, 2000 consolidated balance sheet, and the additional first quarter 2001 gain is included  in "Gains  on  sales of assets" in the Company's first quarter 2001 consolidated statements of operations and cash flows. Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate
breakeven level.   For  the  six  months ended June 30, 2000,  the
division earned an operating income of approximately $8.5 million on third party revenues of $34 million.


"Gains on sales of assets" for the first quarter of 2000 includes a $1.5 million gain on the termination of a long-term capital lease (see Note 10), $.5 million earned from the sale of a building on the Company's Huntsville, Alabama campus, and $1.7 million earned from the sale of land in the Netherlands.

Reorganization Charges (Credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Cash outlays for severance related to these actions approximated $2.5 million and $2.8 million in the first quarters of 2001 and 2000, respectively. Additionally, during first quarter 2001, European severance liabilities totaling approximately $.4 million were reversed as the Company's new business segments, in response to unanticipated attrition, hired or are rehiring some of the employees whose positions had been eliminated by the 2000 reorganization plan. In addition, a few of the terminated employees left the Company voluntarily, further reducing the Company's severance requirements. The $.4 million expense reversal is reflected in "Reorganization charges (credit)" in the first quarter 2001 consolidated statement of operations. At March 31, 2001, the total remaining accrued liability for severance relating to the 2000 reductions in force was approximately $1.1 million compared to approximately $4 million at December 31, 2000. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid in second and third quarter 2001 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

Severance payments to date have been funded from existing cash balances and from proceeds from sales of assets. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company continues its ongoing litigation with Intel Corporation. Litigation developments during first quarter 2001 are discussed below.

Intel Litigation. On March 1, 2001, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") reversed the October 12, 1999 decision of the U.S. District Court for the Northern District of Alabama, Northeastern Division (the "Alabama Court"), specifically holding that Intel was never licensed to use the Company's Clipper patents. On March 15, 2001, Intel filed a petition for rehearing with the Appeals Court, requesting that it reconsider its March 1, 2001 decision. The Appeals Court denied this request on April 9, 2001, and mandated that the case be remanded to the Alabama Court effective April 16, 2001. Intel now has until July 9, 2001 to file a Petition of Certiorari to the U.S. Supreme Court, or to request an extension for the purpose of doing the same. The Company believes that the patent license decision of the Appeals Court is well supported by law and fact, and will continue to aggressively pursue its patent case for the payment of royalties by Intel for their use of the Company's Clipper technology in Intel's Pentium line of products.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

ORDERS/REVENUES
---------------

Orders. First quarter systems and services orders totaled $81.3 million, down 43% from the first quarter 2000 level and 27% from fourth quarter 2000. U.S. and international orders declined by 37% and 48%, respectively, from the prior year period, and by 16% and 34% from the fourth quarter 2000 level. The decline from the prior year period, both in the U.S. and internationally, is primarily attributable to the Company's exit from the hardware business, though weakness was noted in the Company's software segments as well. The Company believes the weakness in software orders is due in part to the U.S. economic slowdown and the general reluctance of companies to make large investments in software systems in the face of weak markets. Additionally, first quarter orders are typically lower than those of the fourth quarter due to decreased activity levels, and orders of the IPS and IGS business segments were reduced due to the delayed signing of large contracts which will be reflected as orders in second quarter 2001. The international orders decline from the fourth quarter 2000 level was concentrated primarily in the Middle East, where efforts have been focused primarily on selling their operations rather than on developing new business. International orders have also been adversely affected by the strengthening of the U.S. dollar, particularly in Europe. The Company estimates that this strengthening of the dollar accounted for approximately 9% of the decline in international orders from the first quarter 2000 level.

Revenues. Total revenues for first quarter 2001 were $144.1 million, down approximately 28% from first quarter 2000 and flat with the fourth quarter 2000 level. With respect to the prior year period, declines in the Company's systems and maintenance revenues as a result of the Company's exit from the hardware business in third quarter 2000 have been partially offset by growth in the Company's services business.

Hardware revenues no longer represent a significant portion of the Company's business. For 2001 and forward, the Company's operations have been segregated into six vertical business segments which provide software, systems integration, and services. Revenues for each of these segments, as well as first quarter 2000 revenues for the Company's hardware operations, are presented in Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q and a discussion of significant fluctuations from the first quarter 2000 level follows in "Results by Operating Segment".

Sales outside the U.S. represented approximately 47% of total revenues in first quarter 2001, down from 52% for the full year 2000. The decline can be primarily attributed to the Asia Pacific region, where hardware sales, primarily in Japan, previously represented a significant portion of its business. European revenues were 28% of total revenues for first quarter 2001, up slightly from the full year 2000 level.

Systems. Systems revenue for the first quarter was $82.2 million, down 39% from the corresponding prior year period and up 6% from the fourth quarter 2000 level. Factors cited previously as contributing to the decline in orders, primarily the Company's exit from hardware development, have also adversely affected systems revenues.

Maintenance. Revenues from maintenance of Company systems totaled $34.2 million in first quarter 2001, down 19% from the same prior year period and 8% from fourth quarter 2000. The Company's hardware maintenance business continues to decline as a result of its exit of the hardware business, and the Company expects this trend to continue as its installed customer base declines. First quarter 2001 maintenance revenues were also reduced in comparison to the prior year periods as a result of the sale of the Company's civil, plotting and raster software product lines, including the associated maintenance contracts, to BSI in December 2000. (See "Gains on Sales of Assets" preceding.)

Services. Services revenue, consisting primarily of revenues from Company provided training and consulting, totaled $27.7 million for the quarter, up 22% from the prior year period and down 7% from fourth quarter 2000. Services are becoming increasingly significant to the Company's business, representing approximately 19% of total revenue for first quarter 2001, compared to 15% for the full year 2000. The Company is endeavoring to grow its services business and is redirecting the efforts of its declining hardware maintenance business toward information technology services; however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for first quarter 2001 was 40.5%, up 4.3 points and 1.2 points from the first quarter and fourth quarter 2000 levels, respectively.

Systems  margin  was 45.4%, up 9.5 points from the  first  quarter
2000 level, primarily due to the increased software content in the product mix and a decline in inventory obsolescence costs, both factors resulting from the shutdown of the Company's hardware development business in third quarter 2000. First quarter 2001 systems
margin   was  flat  with  the  fourth  quarter  2000   level,   as
improvements in Mapping and GIS Solutions' margins were offset by charges incurred in the Middle East region for projected cost overruns. Mapping and GIS Solutions' fourth quarter 2000 systems margin was reduced due to costs incurred on a large contract awaiting funding from the U.S. government. In first quarter 2001, funding was received for this contract, and the revenue associated with the fourth quarter costs was recognized. See "Results By
Operating Segment" following for further discussion of the Mid World and Mapping and GIS Solutions' results of operations.

In general, the Company's systems margin may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While unable to predict the effects that many of these factors may have on its systems margins, the Company expects continuing pressure on its systems margin as the result of increasing industry price competition.

Maintenance margin was 43.4%, down 3.2 points from first quarter 2000 and up 3.1 points from the fourth quarter 2000 level. The decline from first quarter 2000 is due primarily to the significant decline in revenues, for reasons noted previously, without a corresponding reduction in costs. As with the Company's systems margin, fourth quarter 2000 maintenance margin was negatively impacted, and first quarter 2001 margin was positively impacted, by the delayed funding of a large government contract. The Company monitors its maintenance cost closely and has taken certain measures, including worldwide headcount reductions and the outsourcing of its hardware maintenance function in Canada and parts of Europe, to align these costs with the declining levels of revenue. The Company believes that its exit from the hardware development business will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin was 22.5%, up 3.7 points from first quarter 2000 and relatively flat with the fourth quarter 2000 level. The margin increase from first quarter 2000 corresponds directly to the increase in services revenue from the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.

OPERATING EXPENSES
------------------

Operating expenses for first quarter 2001 were $55.9 million, down 22% from the comparable prior year period and 7% from the fourth quarter 2000 level. In response to the level of its previous operating losses, the Company took various actions, including employee terminations as well as the closure and sale of certain unprofitable and noncore business operations, which have resulted in an approximate 17% reduction in average employee headcount from the first quarter 2000 level. Product development expense was down 6% from the first quarter 2000 level and 3% from fourth quarter 2000. Significant declines in labor and overhead expenses resulting from the headcount decline, due in large part to the exit of hardware development, have been largely offset by a decline in software development projects qualifying for capitalization, primarily related to the Company's shipbuilding efforts. Sales and marketing expense declined 33% from the corresponding prior year period and 11% from fourth quarter 2000. Reductions in headcount throughout 2000 have resulted in significant expense declines worldwide. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. Correspondingly, expenses in the first quarter are typically lower than those for other quarters. General and administrative expense was down 17% from the prior year period and 4% from the fourth quarter 2000 level. These declines were due primarily to reductions in legal fees, international headcount, and worldwide bad debt expenses, though first quarter 2001 expenses were inflated by a $.7 million bad debt write-off associated with the Company's Middle East operations (See "Results by Operating Segment" following). Though the Company's legal expenses are presently lower than in the prior quarters as the result of reduced activity with respect to the Intel lawsuit, the Company anticipates that these expenses will continue to fluctuate with the activity level associated with the lawsuit. Additionally, the Company continues to experience a temporary duplication of U.S. administrative expenses in connection with its efforts to verticalize its business segments and decentralize portions of the corporate administrative function. The Company expects that these expenses will decline in the second half of the year.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $.6 million for first quarter 2001, compared to $1.2 million for first quarter 2000. The Company's average outstanding debt has declined in comparison to the first quarter 2000 level due primarily to repayment of borrowings utilizing the proceeds from sales of various noncore businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense. In first quarter 2001, this amount included a $.8 million write-off of the value of a convertible debenture held by the Company (see Note 7 of Notes to Consolidated Financial Statements contained in this Form 10-Q), a $.9 million foreign exchange loss and interest income of $2.1 million. The Company's interest income has increased significantly from the prior year level due to interest earned on notes received in connection with sales of noncore business operations in 2000 and a higher amount of invested cash. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for complete details of these transactions. There were no notable items included in "Other income (expense) - net" for the first quarter of 2000.

IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 2001, approximately 47% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 52% for the full year 2000. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease the reported dollar operating expenses of the international subsidiaries. During first quarter 2001, the U.S. dollar strengthened on average from its first quarter 2000 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily in Europe, reduced its first quarter 2001 results of operations by approximately $.02 per share in comparison to first quarter 2000.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging the foreign currency risk associated with its international operations. The Company had no forward contracts outstanding at March 31, 2001 or December 31, 2000.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro". In June 2000, and with effect from January 1, 2001, Greece became the twelfth member of the EMU to adopt the Euro. Euro currency will begin to circulate on January 1, 2002, and the individual national currencies of the participating countries will be withdrawn from circulation by February 28, 2002. All of the
Company's financial systems currently accommodate the Euro, and since 1999, the Company has conducted business in Euros with its customers and vendors who choose to do so without encountering significant administrative problems. While the Company continues to evaluate the potential impacts of the common currency, it at present has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in European markets.

INCOME TAXES
------------

The Company earned pretax income before minority interest of $7.5 million and $3.3 million in the first quarters of 2001 and 2000, respectively. Income tax expense for both periods resulted primarily from taxes on individually profitable majority owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for details of the Company's tax position, including its net operating loss and tax credit carryforwards.

RESULTS BY OPERATING SEGMENT
----------------------------

In first quarter 2001, the Process and Building Solutions segment reported operating income of $1.3 million on revenues of $29.9 million, compared to first quarter 2000 operating income of $3.8 million on revenues of $34.6 million. The 14% decline in revenues from the prior year period was due to several factors, including a reduction of hardware sales and maintenance revenue due to the Company's exit from the hardware business in third quarter 2000 and reduction of maintenance revenues resulting from the sale of certain non-core products to Bentley Systems, Inc. This reduction of hardware sales and certain other lower margin products resulted in a higher gross margin percentage of 55.8% for first quarter 2001 compared to 49.3% for first quarter 2000. The decline in operating income from the prior year period was primarily the result of a 58% increase in the segment's research and development expenses due to a decline in software development costs qualifying for capitalization, primarily related to PBS's commercial shipbuilding efforts.

In first quarter 2001, Intergraph Public Safety earned operating income of $1.1 million on revenues of $30.3 million, compared to a first quarter 2000 operating income of $.8 million on revenues of $28.7 million. The improvement in the segment's operating results from the prior year period was due primarily to increased revenues and margins earned from sales of services partially offset by a 5% increase in operating expenses. First quarter 2001 revenues were positively impacted by several large orders received in third quarter 2000, which should accrue to revenue incrementally over the next several quarters as the projects are completed. First quarter 2000 was a record bookings quarter for IPS with systems and services orders totaling $24.3 million. However, most of these orders were not received until late in the quarter and as such, they did not impact first quarter 2000 revenues. As a general rule, the IPS business is characterized by large orders that are difficult to forecast and cause orders to fluctuate significantly from quarter to quarter. New systems and services orders in first quarter 2001 were low at approximately $9.8 million, but are expected to increase in the second quarter and should be close to plan for the six months ended June 30, 2001. The Company believes that its Utilities and Communications orders are being negatively impacted as a result of ongoing consolidation in the industry. While unable to estimate the impact that these business market conditions will have on its results of operations for 2001, IPS is cautiously controlling expenses to minimize any potential adverse impact. IPS's operating expenses for first quarter 2001 were up from the prior year period due primarily to increased development efforts associated with G/Technology, the segment's new geospatial resource management architecture. IPS's general and administrative expenses for the quarter were positively impacted by a reduction in legal expenses incurred in connection with an inquiry into a large Australian contract award. It is unknown at present whether this inquiry will result in a legal proceeding of any significance with respect to the IPS business segment and the Company.

In first quarter 2001, Mapping and GIS Solutions earned operating income of $3.4 million on revenues of $34.5 million, compared to a first quarter 2000 operating income of $2.5 million on revenues of $42.5 million. The negative impact of the 19% revenue decline from the prior year level was offset by an 8.5 point improvement in gross margin. First quarter 2001 margins were positively impacted by the receipt of delayed funding on a government contract for which costs were incurred in 2000. The improvement in the segment's operating results from the prior year period was primarily the result of a 25% decline in its sales and marketing expenses as the result of reductions in headcount.

In first quarter 2001, Intergraph Government Solutions earned operating income of $3.3 million on revenues of $38.3 million, compared to first quarter 2000 operating income of $3.2 million on revenues of $45.1 million. IGS's operating income remained relatively flat with the prior year period as declines in systems revenues and maintenance margins resulting from the third quarter 2000 exit of hardware development were offset by a 40% decline in operating expenses due to reductions in headcount and bad debt expenses. As a result of the exit from the hardware business, IGS plans to redirect the efforts of its maintenance organization toward information technology solutions. While this redirection is expected to reduce maintenance revenues, the Company believes operating margins will remain relatively stable.

In first quarter 2001, Z/I Imaging earned operating income of $1.6 million on revenues of $11.2 million, compared to a first quarter 2000 operating income of $2.7 million on revenues of $12.1 million. The decline in operating income from the prior year period was primarily the result of a 13% decline in systems revenues combined with a 29% increase in operating expenses. The Company believes that first quarter 2001 revenues were negatively impacted by delays in customer spending tied to the overall global economic outlook. As a result, Z/I Imaging is monitoring its costs closely in an effort to offset any potential adverse impact on its results of operations. Total gross margin remains strong at 56% (compared to 52% for first quarter 2000), reflecting the high margins earned on sales of software as well as on sales of photogrammetric processing systems. The operating expense increase in first quarter 2001 resulted primarily from
increased   staffing  as  a  result  of  Z/I  Imaging's  continued
infrastructure building.

In first quarter 2001, the International Hardware Maintenance organization incurred an operating loss of $.3 million on revenues of $4.7 million, compared to a first quarter 2000 operating income of $.1 million on revenues of $14.5 million. Declines in the segment's revenues and margins resulting from the third quarter 2000 exit of hardware development were offset by a 67% reduction in operating expenses as the result of reduced headcount. As with the IGS maintenance organization, revenues for this business segment are expected to decline sequentially each quarter as the Company's installed customer base declines.

In first quarter 2001, Mid World incurred an operating loss of $2.9 million on revenues of $2.9 million, compared to breakeven results in first quarter 2000 on revenues of $6.2 million. Revenues declined by 53% from the prior year period due primarily to focus during the quarter on selling the business rather than on developing new business, and as the result of delays on a major contract. In connection with its efforts to sell the Middle Eastern operations, the Company performed a detailed review of all outstanding contracts, commitments, and receivables in the region. A memorandum of understanding was reached on the anticipated completion of the largest contract in the region, resulting in charges to Mid World operations totaling $1.6 million in the first quarter, including a $.9 million increase to cost of sales for projected cost overruns and a $.7 million charge to general and administrative expense for the settlement of outstanding receivables for the project.

In first quarter 2000, Intergraph Computer Systems incurred an operating loss of $4.6 million on revenues of $45.1 million. The ICS business was significantly adversely impacted by factors associated with the Company's dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) In response to its continued operating losses, in third quarter 2000, ICS exited the development and design of hardware products and closed its operations.

In first quarter 2001, Corporate reported an operating loss of $4.5 million on revenues of $4.1 million, compared to a first quarter 2000 operating loss of $8.1 million on revenues of $4.8 million. The $3.6 million improvement in operating results was due primarily to increased maintenance margins as the result of a reduction in inventory obsolescence costs and a 27% decline in general and administrative expenses due primarily to decreased legal fees associated with the Intel lawsuit. Corporate general and administrative expenses were further reduced by a decline in headcount resulting from the transfer of administrative personnel to the vertical business units.

See   Note  12  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2001, cash totaled $114.5 million compared to $119.8 million at December 31, 2000. Cash provided by operations in first quarter 2001 totaled $2.6 million compared to $10 million in first quarter 2000. The decline from the prior year period was due primarily to a slowdown in collection of accounts receivable.

Net cash used for investing activities totaled $4 million in first quarter 2001, compared to $3.7 million in first quarter 2000. First quarter 2001 investing activities included $1.5 million in proceeds from sales of various assets, primarily payment on notes received in connection with sales of noncore business operations in 2000, and expenditures related to current and prior year business acquisitions of $2.8 million (see Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-Q). First quarter 2000 investing activities included $5.8 million in proceeds from sales of various assets, primarily property, plant, and equipment, and a $1 million expenditure related to a prior year business acquisition. Other significant investing activities in first quarter 2001 included expenditures for capitalizable software development costs of $.7 million ($5.9 million in first quarter 2000) and capital expenditures of $1.8 million ($2.3 million in first quarter 2000), primarily for computer equipment used in product development and sales and marketing activities. The Company expects that capital expenditures will require $7 to $10 million for the full year 2001, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $1.6 million in first quarter 2001, including a net repayment of debt of approximately $2.3 million, primarily related to an approximate $4.3 million mortgage prepayment in the United Kingdom. Amounts reflected as gross borrowings for the quarter relate solely to drawings on the Company's revolving credit facilities, which are usually repaid within one business day. Financing cash flows in first quarter 2000 were not significant.

Under  the  Company's January 1997 six year fixed  term  loan  and revolving credit agreement as amended, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $80 million. The $17.9 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and certain international receivables. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (8% at March 31, 2001) plus .5%, and there are provisions in the agreement that will lower the interest rate upon achievement of sustained profitability by the Company. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, a letter of credit fee at an annual rate of 1.5% of the undrawn amount of all outstanding letters of credit, and a monthly agency fee. The Company is currently in discussions with its primary lender, as well as with other lenders, in an effort to reduce its cost of borrowing.

At March 31, 2001, the Company had outstanding borrowings from its primary lender of $20.9 million, of which the $17.9 million term loan portion was classified as long-term debt in the consolidated balance sheet, and an additional $14.5 million of the available credit line was allocated to support the Company's letters of credit ($16.7 million at April 30, 2001). As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $59 million.

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

At March 31, 2001, the Company had approximately $27 million in debt on which interest is charged under various floating rate arrangements, primarily its six year term loan and revolving credit agreement and the remaining balance of the mortgage in the United Kingdom. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company has generated positive operating cash flow for its sixth consecutive quarter, primarily the result of operating expense declines and improved collections of accounts receivable. The Company expects to sustain its positive operating cash flows in 2001 as a result of headcount reductions and other expense savings actions taken during 2000. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 2001, including the remaining requirements for severance payments associated with the various reorganization actions taken by the Company in 2000. For the near term, the Company anticipates that its cash position may benefit from further sales of excess real estate. However, for the longer term, the Company must continue to align its operating expenses with the reduced levels of revenue being generated if it is to fund its current operations and fund business growth without reliance on funds from sales of assets and external financing. The Company anticipates no significant nonoperating events that will require the use of cash, with the possible exception of its stock repurchase program (see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion), and correspondingly the adequacy of its cash reserves will be dependent on improvement in its operating results.


  Item  3: Quantitative and Qualitative Disclosures  About
           Market Risk

           The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for its year ended December 31, 2000.


              INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION


  Item 1: Legal Proceedings

          On March 1, 2001, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") reversed the October 12, 1999 decision of the U.S. District Court for the Northern District of Alabama, Northeastern Division (the "Alabama Court"), specifically holding that Intel was never licensed to use the Company's Clipper patents. On March 15, 2001, Intel filed a petition for rehearing with the Appeals Court, requesting that it reconsider its March 1, 2001 decision. The Appeals Court denied this request on April 9, 2001, and mandated that the case be remanded to the Alabama Court effective April 16, 2001. Intel now has until July 9, 2001 to file a Petition of Certiorari to the U.S. Supreme Court, or to request an extension for the purpose of doing the same. The Company believes that the patent license decision of the Appeals Court is well supported by law and fact, and will continue to aggressively pursue its patent case for the payment of royalties by Intel for their use of the Company's Clipper technology in Intel's Pentium line of products.

          The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

  Item 6: Exhibits and Reports on Form 8-K

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.




              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By: James F. Taylor Jr.            By: Larry T. Miles
   ------------------------           --------------------------
    James F. Taylor Jr.                Larry T. Miles
    Chief Executive Officer            Vice President of Finance
                                       (Principal Financial and
                                       Accounting Officer)

Date:       May 14, 2001               Date:    May 14, 2001