Form 10-Q
period 2001-06-30
INTERGRAPH CORP
filed 2001-08-14
CIK 351145

======================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

       Common stock, par value  $.10 per share: 49,797,237 shares outstanding as of June 30, 2001

======================================================================



                         INTERGRAPH CORPORATION
                               FORM 10-Q*
                             June 30, 2001

                                 INDEX


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION
          ---------------------

  Item 1.  Financial Statements
           --------------------

           Consolidated Balance Sheets at June 30, 2001 and
              December 31, 2000                                            2

           Consolidated Statements of Operations for the quarters
              and six months ended June 30, 2001 and 2000                  3

           Consolidated Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000                                 4

           Notes to Consolidated Financial Statements                    5 - 11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
	   and Results of Operations                                    12 - 22
           -------------------------
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      23
           ----------------------------------------------------------


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                               24
           -----------------

  Item 4.  Submission of Matters to a Vote of Security Holders             25
           ---------------------------------------------------

  Item 6.  Exhibits and Reports on Form 8-K                                25
           ---------------------------------

SIGNATURES                                                                 26




* Information contained in this Form 10-Q includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent
Annual Report on Form 10-K, its Form 10-Q for the quarter ended March 31, 2001, and this Form 10-Q.

PART I.   FINANCIAL INFORMATION
          ---------------------

	     INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

--------------------------------------------------------------------------------
	                                           June 30,      December 31,
        	                                     2001            2000
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Assets
  Cash and cash equivalents                      $  95,939        $ 119,848
  Accounts receivable, net                         177,297          178,862
  Inventories                                       23,516           25,290
  Other current assets                              41,300           53,475
--------------------------------------------------------------------------------
      Total current assets                         338,052          377,475
  Investments in affiliates                         21,915           14,262
  Capitalized software development costs            23,341           23,871
  Other assets                                      40,459           42,971
  Property, plant, and equipment, net               54,043           56,329
--------------------------------------------------------------------------------
      Total Assets                               $ 477,810        $ 514,908
================================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                         $  28,870        $  35,224
  Accrued compensation                              31,223           33,257
  Other accrued expenses                            52,146           61,591
  Billings in excess of sales                       40,908           46,603
  Income taxes payable                               9,465           10,984
  Short-term debt and current maturities             3,654            5,765
    of long-term debt
--------------------------------------------------------------------------------
      Total current liabilities                    166,266          193,424
--------------------------------------------------------------------------------
  Deferred income taxes                              6,631            6,604
  Long-term debt                                    12,198           25,265
  Other noncurrent liabilities                       3,040            4,612
--------------------------------------------------------------------------------
      Total noncurrent liabilities                  21,869           36,481
--------------------------------------------------------------------------------
  Minority interest in consolidated subsidiaries     7,663            7,003
--------------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                        5,736            5,736
   Additional paid-in capital                      212,254          214,079
   Retained earnings                               195,123          188,326
   Accumulated other comprehensive income (loss)  ( 20,769)        ( 15,931)
--------------------------------------------------------------------------------
                                                   392,344          392,210
   Less - cost of 7,564,125 treasury shares at
     June 30, 2001 and 7,836,452 treasury shares
     at December 31, 2000                         (110,332)        (114,210)
--------------------------------------------------------------------------------
      Total shareholders' equity                   282,012          278,000
--------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity $ 477,810        $ 514,908
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                    INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

--------------------------------------------------------------------------------
                                       Quarter Ended        Six Months Ended
                                          June 30,              June 30,
                                       2001      2000       2001       2000
--------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenues
 Systems                            $ 72,405  $123,242    $154,588   $257,580
 Maintenance                          30,497    41,505      64,715     83,813
 Services                             24,889    23,234      52,610     45,993
--------------------------------------------------------------------------------
  Total revenues                     127,791   187,981     271,913    387,386
--------------------------------------------------------------------------------
Cost of revenues
 Systems                              33,331    76,456      78,193    162,547
 Maintenance                          17,218    22,493      36,598     45,090
 Services                             19,280    20,025      40,751     38,514
--------------------------------------------------------------------------------
  Total cost of revenues              69,829   118,974     155,542    246,151
--------------------------------------------------------------------------------

  Gross profit                        57,962    69,007     116,371    141,235

Product development                   13,983    16,002      27,088     29,963
Sales and marketing                   25,636    31,866      47,821     64,803
General and administrative            16,962    23,867      37,568     48,839
Reorganization charges (credit)          ---       ---      (  384)       ---
--------------------------------------------------------------------------------

  Income (loss) from operations        1,381    (2,728)      4,278     (2,370)

Gains on sales of assets                 ---     3,533       4,831      7,166
Interest expense                      (  582)   (1,112)     (1,143)    (2,288)
Other income (expense) - net           3,127    (  537)      3,491     (  102)
--------------------------------------------------------------------------------

  Income (loss) before income taxes
   and minority interest               3,926    (  844)     11,457      2,406

Income tax expense                    (1,600)   (2,500)     (4,000)    (3,900)
--------------------------------------------------------------------------------

  Income (loss) before
   minority interest                   2,326    (3,344)      7,457     (1,494)

Minority interest in earnings of
  consolidated subsidiaries           (  496)   (  318)     (  660)    (1,143)
--------------------------------------------------------------------------------

   Net income (loss)                $  1,830  $ (3,662)   $  6,797   $ (2,637)
================================================================================

   Net income (loss) per share
    - basic 		            $    .04  $ (  .07)   $    .14   $ (  .05)
   Net income (loss) per share
    - diluted                       $    .04  $ (  .07)   $    .13   $ (  .05)
================================================================================

Weighted average shares outstanding -
     Basic                            49,638    49,330      49,641     49,292
     Diluted                          52,018    49,330      51,577     49,292
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

--------------------------------------------------------------------------------
Six Months Ended June 30,                                  2001          2000
--------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income (loss)                                     $  6,797      $( 2,637)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation                                           5,640         8,083
    Amortization                                           6,961        11,079
    Gains on sales of capital assets                     ( 4,831)      ( 7,166)
    Net changes in current assets and liabilities        (16,275)        7,673
--------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities ( 1,708)       17,032
--------------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                        1,534        16,667
  Purchases of property, plant, and equipment            ( 4,196)      ( 4,171)
  Capitalized software development costs                 ( 1,687)      ( 8,520)
  Business acquisition, net of cash acquired             ( 3,002)      ( 1,051)
  Other                                                  (    36)      (   989)
--------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities ( 7,387)        1,936
--------------------------------------------------------------------------------

Financing Activities:
  Debt repayment                                         (14,692)      (13,016)
  Proceeds of employee stock purchases and exercise of
   stock options                                           2,053           885
--------------------------------------------------------------------------------
    Net cash used for financing activities               (12,639)      (12,131)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                  ( 2,175)      ( 2,806)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (23,909)        4,031
Cash and cash equivalents at beginning of period         119,848        88,513
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 95,939      $ 92,544
================================================================================

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

         Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and six months ended June 30, 2000 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001, the Company continues its ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during second quarter 2001.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

         ------------------------------------------------------------
                                      June 30,         December 31,
                                        2001               2000
         ------------------------------------------------------------
         (In thousands)

         Raw materials               $  3,597           $  6,124
         Work-in-process                3,386              3,850
         Finished goods                 9,828              6,077
         Service spares                 6,705              9,239
         ------------------------------------------------------------
         Totals                      $ 23,516           $ 25,290
         ============================================================

         The decline in the Company's inventories from the December 31, 2000 level is due primarily to sales of its remaining hardware inventories. Inventories on hand at June 30, 2001 and December 31, 2000 relate primarily to continuing specialized hardware assembly activity in the Company's Intergraph Government Solutions and Z/I Imaging business segments and to the Company's continuing warranty and maintenance obligations on computer hardware previously
         sold.    Amounts   reflected  as   work-in-process   relate
         primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 4: Property, plant, and equipment - net includes allowances for depreciation of $149,578,000 and $165,437,000 at June 30, 2001 and December 31, 2000, respectively.

NOTE 5: Reorganization charges (credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. For a discussion of cash outlays in second quarter and first half 2001 and 2000 related to these actions and other factors affecting the Company's severance liabilities, see "Reorganization Charges (Credit)" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 6: Gains on sales of assets. During the first half of 2001 and 2000, the Company recognized gains of $4,831,000 and $7,166,000, respectively, from sales of various non-core divisions, product lines, and real estate. During the second quarter of 2000, the Company recognized gains of $3,533,000 from sales of real estate. For a complete discussion, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 7:  As  part  of  the proceeds of the April 1999  sale  of  its
         InterCAP subsidiary, the Company received a $5,797,000 convertible subordinated debenture from Micrografx, Inc. which would come due on March 31, 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a summary of the conversion features of the debenture.) In fourth quarter 2000, the Company recorded a $5,000,000 write-down of the value of this debenture due to the financial and operational difficulties currently being experienced by Micrografx. The Company wrote off the remaining value of the debenture in the first quarter of 2001, to reflect the continuing financial and operational difficulties being experienced by Micrografx. The first quarter 2001 write-off of $797,000 is included in "Other income (expense) - net" in the Company's first half 2001 consolidated statement of operations. The Company's recorded value for the debenture at December 31, 2000 is included in "Other assets" in the Company's consolidated balance sheet as of that date.

         On July 16, 2001, Corel Corporation (Corel), an Ottawa, Canada-based software company, announced its intention to purchase Micrografx. In order to facilitate this purchase, the Company has agreed to accept $3.79 million, plus accrued interest, for complete settlement of its convertible subordinated debenture. This settlement is contingent upon applicable regulatory approvals and the closure of the Corel purchase of Micrografx, which are expected to occur by late September of 2001.

NOTE 8: Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 9: Comprehensive income (loss) includes net income (loss) as well as all other non-owner changes in equity. In second quarter 2001, the Company's comprehensive loss totaled $166,000, compared to a comprehensive loss of $4,108,000 in second quarter 2000. These comprehensive loss amounts differ from net income due to negative foreign currency translation adjustments totaling $931,000 in second quarter 2001 and $446,000 in second quarter 2000, resulting primarily from strengthening of the U.S. dollar with respect to the Company's net assets in Europe. The second quarter of 2001 comprehensive loss also included a $1,065,000 unrealized holding loss on the Company's common stock holdings of 3Dlabs, Inc. Ltd. In the first half of 2001, the Company's comprehensive income totaled $1,959,000, compared to a comprehensive loss of $5,051,000 in the first half of 2000. These comprehensive loss amounts differ from net income due primarily to negative foreign currency translation adjustments totaling $3,205,000 in the first half of 2001 and $2,414,000 in the first half of 2000, resulting primarily from strengthening of the U.S. dollar with respect to the Company's net assets in Europe. The first half of 2001 comprehensive loss also included a $1,633,000 unrealized holding loss on the Company's common stock holdings of 3Dlabs, Inc. Ltd. (See "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.)


NOTE 10: Supplementary cash flow information is summarized as follows:

         Changes  in  current  assets and liabilities,  net  of  the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:
         ------------------------------------------------------------------

                                    Cash Provided By (Used For) Operations
         Six Months Ended June 30,            2001              2000
         ------------------------------------------------------------------
         (In thousands)

         (Increase) decrease in:
           Accounts receivable, net         $( 3,131)          $ 35,732
           Inventories                           459              4,232
           Other current assets                4,113              4,469
         Increase (decrease) in:
           Trade accounts payable            ( 5,844)           (14,321)
           Accrued  compensation  and
            other  accrued  expenses         ( 8,712)           (12,715)
           Income taxes payable                  917                472
           Billings in excess of sales       ( 4,077)           (10,196)
         -----------------------------------------------------------------
         Net changes in current assets
          and liabilities                   $(16,275)          $  7,673
         =================================================================

         Significant noncash investing and financing transactions in first half of 2001 included the receipt of common stock with a value of approximately $10,000,000 as additional consideration for the third quarter 2000 sale of the Company's Intense3D graphics accelerator division and a $4,300,000 increase to a note receivable as additional consideration for the fourth quarter 2000 sale of its civil, plotting, and raster product lines. For a complete discussion of these transactions, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Investing and financing transactions in first half of 2000 that did not require cash included the termination of a long-term lease on one of the Company's facilities. The Company accounted for this lease as a financing, and upon termination, long-term debt of
         $8,300,000 and property, plant, and equipment of $6,500,000 were removed from the Company's books. There were no significant noncash investing or financing transactions in the second quarter of either 2001 or 2000.


NOTE 11: Business Acquisitions. In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The Company made installment payments totaling $1,051,000 in both first half of 2001 and first half of 2000. These payments are reflected in
         "Business acquisitions" in the Company's consolidated statements of cash flows. The accounts and results of operations of PID have been combined with those of the Company's Process and Building Solutions ("PBS") business segment since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

         In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of 2,000,000 Euros paid at closing and additional payments due March 1, 2002 and 2003 to be calculated as 15% of the annual revenues earned by the Company from the sale of
         MARIAN products in 2001 and 2002, respectively. The Company's payment at closing approximated $1,819,000 and is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the first half ended June 30, 2001. The accounts and results of operations of MARIAN have been combined with those of PBS since the January 1, 2001 effective date of the acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 12: The year 2000 was a transitional year for the Company, during which it focused its efforts on organizing the Company into six vertical business segments. The Company substantially completed the U.S. portion of this process in third quarter 2000, and the international portion of this process was completed in first quarter 2001. The segment presentation below provides business segment information based on the Company's new business structure for the year 2001. The Company's segment information for second quarter and first half of 2000 has been restated to conform to this new business structure.

         The  Company's  2001 business segments consist  of  Process and Building Solutions ("PBS"), Intergraph Public Safety, Inc. ("IPS"), Mapping and Geographic Information Systems ("GIS") Solutions, Intergraph Government Solutions ("IGS"), Z/I Imaging Corporation ("Z/I Imaging"), and the International Hardware Maintenance organization. The Company's Middle East operations ("Mid World"), portions of which were sold in April 2001 and in July 2001, and the remainder of which is currently held for sale, are also included as a segment on a temporary basis. (See Note 14.)

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

         The following table sets forth revenues and operating income (loss) by business segment for the quarters and six months ended June 30, 2001 and 2000.

         ------------------------------------------------------------------
                                     Quarter Ended        Six Months Ended
                                        June 30,             June 30,
                                     2001      2000      2001      2000
         ------------------------------------------------------------------
         (In thousands)

         Revenues

         PBS:
            Unaffiliated customers $ 26,445  $ 27,429  $ 55,165  $ 55,792
            Intersegment revenues     1,492     1,831     2,626     4,735
         ------------------------------------------------------------------
                                     27,937    29,260    57,791    60,527
         ------------------------------------------------------------------

	 IPS:
            Unaffiliated customers   30,001    32,062    59,707    60,670
            Intersegment revenues       119       285       116       422
         ------------------------------------------------------------------
                                     30,120    32,347    59,823    61,092
         ------------------------------------------------------------------

	 Mapping and GIS Solutions:
            Unaffiliated customers   26,263    39,710    58,835    79,429
            Intersegment revenues     2,721     1,146     4,637     3,976
         ------------------------------------------------------------------
                                     28,984    40,856    63,472    83,405
         ------------------------------------------------------------------

	 IGS:
            Unaffiliated customers   29,621    35,657    65,718    78,804
            Intersegment revenues     2,064     5,036     4,219    10,333
         ------------------------------------------------------------------
                                     31,685    40,693    69,937    89,137
         ------------------------------------------------------------------

	 Z/I Imaging:
            Unaffiliated customers    8,489     5,465    17,320    13,403
            Intersegment revenues     3,473     5,907     5,827    10,039
         ------------------------------------------------------------------
                                     11,962    11,372    23,147    23,442
         ------------------------------------------------------------------

	 International Hardware
          Maintenance:
            Unaffiliated customers    1,642     6,838     3,870    15,289
            Intersegment revenues     2,563     5,610     4,995    11,349
         ------------------------------------------------------------------
                                      4,205    12,448     8,865    26,638
         ------------------------------------------------------------------

	 Mid World:
            Unaffiliated customers    4,033     4,403     6,982    10,622
            Intersegment revenues       ---       ---       ---       ---
         ------------------------------------------------------------------
                                      4,033     4,403     6,982    10,622
         ------------------------------------------------------------------

	 ICS:
            Unaffiliated customers      ---    35,821       ---    71,434
            Intersegment revenues       ---     7,215       ---    16,688
         ------------------------------------------------------------------
                                        ---    43,036       ---    88,122
         ------------------------------------------------------------------

	 Corporate:
            Unaffiliated customers    1,297       596     4,316     1,943
            Intersegment revenues     1,283       905     2,394     4,275
         ------------------------------------------------------------------
                                      2,580     1,501     6,710     6,218
         ------------------------------------------------------------------
                                    141,506   215,916   296,727   449,203
         ------------------------------------------------------------------
         Eliminations               (13,715)  (27,935)  (24,814)  (61,817)
         ------------------------------------------------------------------
         Total revenues            $127,791  $187,981  $271,913  $387,386
         ==================================================================

         ------------------------------------------------------------------
         Operating income (loss) :

         PBS                      $  1,328  $(   160)  $  2,604  $  3,598
         IPS                         1,216       886      2,315     1,654
         Mapping and GIS Solutions     317       809      3,312     3,309
         IGS                         2,392     2,801      5,659     5,973
         Z/I Imaging                 2,192     2,481      3,792     5,218
         International Hardware
          Maintenance               (  263)      617    (   578)      440
         Mid World                  (  524)  ( 1,157)   ( 3,418)  ( 1,185)
         ICS                           ---     2,393        ---   ( 2,229)
         Corporate                  (3,763)  (11,398)   ( 7,894)  (19,148)
         Eliminations               (1,514)      ---    ( 1,514)      ---
         -----------------------------------------------------------------
         Total                    $  1,381  $( 2,728)  $  4,278  $( 2,370)
         =================================================================

         Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains on sales of assets of $3,533,000 for the quarter ended June 30, 2000 and gains on sales of assets of $4,831,000 and $7,166,000 for the six months ended June 30, 2001 and 2000, respectively.

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

NOTE 14: Mid  World.   In  first  quarter  2001,  the  Company
         announced its intention to sell its operations in the Middle East and convert them into distributorships. In April 2001, the Company closed the sales of it operations in Turkey and Kuwait. In July 2001, the Company also closed the sale of its Saudi Arabian operation. None of these operations were material to the Company, and the sale of these operations will not have a material impact on the Company's consolidated operating results or cash flow. During first quarter 2001, in connection with its ongoing efforts to sell the remainder of its Middle
         Eastern operations, the Company performed a detailed review of all outstanding contracts, commitments, and receivables in the region. A memorandum of understanding was reached on the anticipated completion of the largest contract in the region, resulting in charges to Mid World operations totaling $1,629,000 in the first quarter,
         including  a  $923,000  increase  to  cost  of  sales   for
         projected cost overruns and a $706,000 charge to general and administrative expense for the settlement of outstanding receivables for the project. The Company does not expect to incur any additional material losses as the result of the final sales or closures of the remaining operations, which are targeted for completion by the end of 2001. For second quarter of 2001, consolidated revenues and after-tax loss for the Middle East region totaled approximately $4,033,000 and $797,000, respectively. For the first half of 2001, consolidated revenue and after-tax loss for the Middle East region totaled approximately $6,982,000 and $3,927,000, respectively. Net assets for the region totaled approximately $8,500,000 at June 30, 2001.


                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

The following discussion contains statements which are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934 including, but not limited to, projected revenue and
operating  income  levels  for  the  remainder  of  2001,   market
conditions  and  their anticipated impact on the Company  and  its
vertical  business   units, expectations  regarding future results
with respect to various revenue and expense items as well as significant items which may affect them over the remainder of 2001, expectations regarding future cash flows and debt reductions,
plans   to  grow  the   Company's  services  business,  plans   to
convert  the   Company's  operations  in  the   Middle  East  into
distributorships   and  the   anticipated   timing  and  financial
statement impact of these planned transactions, plans to sell and lease excess facilities, plans to reduce the Company's cost of
borrowing,  information   regarding  the  development,  timing  of
introduction, and performance of new products and expectations regarding the Company's various ongoing litigation proceedings, including that with Intel Corporation. It is important to note that actual results may differ materially from those projected in these forward-looking statements. Factors that could cause or
contribute to such differences include,  but are   not limited to,
continued  worldwide  economic  slowdown,  increased  competition,
rapid technological change,   unanticipated  changes  in  customer
requirements,  the  ability  of  the  Company  to   achieve   cost
reductions, uncertainties with respect to the Company's installed customer base for discontinued hardware products, inability to protect the Company's intellectual property rights, inability to access the technology necessary to compete in the markets served, inability to complete certain sales and lease transactions as
planned, risks associated   with  doing  business internationally,
the ability to obtain the requested amendment to the Company's bank credit facility, uncertainties with respect to Corel's pending acquisition of Micrografx and settlement regarding the
convertible subordinated debenture, and   risks associated    with
various ongoing  litigation   proceedings.  Additional information
concerning factors  that  could  cause  actual results  to  differ
materially  from  those  in  the   forward-looking  statements  is
contained  in  the  Company's  filings  with   the  Securities and
Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000 and this Form 10-Q. All forward-looking statements contained herein are based upon information available to the Company on the date of this Form 10-Q filing. The Company disclaims any obligation to update such statements as the result of new information, future events, or otherwise.

Earnings. In second quarter 2001, the Company earned net income of $.04 per share on revenues of $127.8 million, compared to a second quarter 2000 net loss of $.07 per share on revenues of $188 million. Second quarter 2001 income from operations was $.03 per share versus a second quarter 2000 loss from operations of $.06 per share. The improvement is primarily the result of a 21% decline in operating expenses. For the first half of 2001, the Company earned net income of $.14 per share on a basic per share basis ($.13 per share on a fully diluted basis) on revenues of $271.9 million, compared to the first half of 2000, where the Company incurred a net loss of $.05 per share (both basic and fully diluted basis) on revenues of $387.4 million. The improvement is primarily the result of a 22% decline in operating expenses.

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

In first quarter 2001, the Company reported an additional gain from the BSI transaction of approximately $4.3 million as the initial consideration for the sale, as well as the Company's note receivable from BSI was increased based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. This additional gain is included in "Gains on sales of assets" in the Company's first half 2001 consolidated statements of operations and cash flows. The outstanding amount of the Company's note receivable from BSI totaled approximately $13.9 million at June 30, 2001 ($11 million at December 31, 2000), the $9.5 million noncurrent portion of which is reflected in "Other assets" in the Company's consolidated balance sheet as of that date. The current portion of the note receivable is reflected in "Other current assets". The agreement provides for additional consideration to be calculated based on renewals of maintenance contracts through December 1, 2001 for the products sold to BSI, although nothing has been recorded to date for the proceeds contingent on maintenance contract renewals. Revenues for the product lines sold to BSI approximated $28 million and $35 million in 2000 and 1999, respectively. Under the agreement, the Company continues to sell and support MicroStation and certain other BSI products through reseller agreements with BSI.

In first quarter 2001, the Company also reported a $.6 million additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. The total earn-out of $10 million, $8.6 million of which was accrued by the Company in fourth quarter 2000, was paid to the Company in first quarter 2001 in the form of stock of 3Dlabs, increasing the Company's ownership interest in 3Dlabs to approximately 37%, although this interest is subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs. The market value of these shares is included in "Investments in affiliates" in the Company's June 30, 2001 consolidated balance sheet, along with its other holdings of 3Dlabs, and revaluation adjustments for the decline in the market value of the stock since the date of settlement is recorded as a component of "Accumulated other comprehensive income (loss)". The amount accrued by the Company at December 31, 2000 with respect to the earn-out provisions is reflected in "Other current assets" in its December 31, 2000 consolidated balance sheet, and the additional first quarter 2001 gain is included in "Gains on sales of assets" in the Company's six months ended June 30, 2001 consolidated statements of operations and cash flows. Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate breakeven level. For the six months ended June 30, 2000, the division earned an operating income of approximately $8.5 million on third party revenues of $34 million.

"Gains on sales of assets" for the first half of 2000 includes a $1.5 million gain on the termination of a long-term capital lease (see Note 10), $.5 million earned from the sale of a building on the Company's Huntsville, Alabama campus, $1.7 million earned from the sale of land in the Netherlands and $3.5 million earned from the sale of a building in the Netherlands.

Reorganization Charges (Credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Cash outlays for severance related to these actions approximated $3.5 million in both the first half of 2001 and 2000. Additionally, during first quarter 2001, European severance liabilities totaling approximately $.4 million were reversed as the Company's new business segments, in response to unanticipated attrition, hired or are rehiring some of the employees whose positions had been eliminated by the 2000 reorganization plan. In addition, a few of the terminated employees left the Company voluntarily, further reducing the Company's severance requirements. The $.4 million expense reversal is reflected in "Reorganization charges (credit)" in the six months ended June 30, 2001 consolidated statement of operations. At June 30, 2001, the total remaining accrued liability for severance relating to the 2000 reductions in force was approximately $.1 million compared to approximately $4 million at December 31, 2000. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid in third quarter 2001 and relate primarily to severance liabilities in European countries, where typically several months are required for settlement.

Severance payments to date have been funded from existing cash balances and from proceeds from sales of assets. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company continues its ongoing litigation with Intel Corporation. Litigation developments during first half 2001 are discussed below.

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

On July 30, 2001, the Company filed a separate lawsuit in U.S. District Court, the Eastern District of Texas, charging Intel Corporation with infringement of two Intergraph patents pertaining to parallel instruction computing (PIC). The complaint alleges that Intel's IA-64 EPIC (Trademark) (explicitly parallel instruction computing) architecture, which is at the heart of Intel's new Itanium (Trademark) chip, infringes upon the Company's two PIC patents. The PIC patents, which Intergraph filed for in 1993, cover (1) the techniques used to convey compiler-recognized parallelism to the hardware and (2) the novel approach to routing instructions to any of the processing units. The Company believes an evaluation of available public materials confirms that Intel's IA-64 Itanium products, which are just now becoming commercially
available, infringe   upon Intergraph's patented PIC technology.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

ORDERS/REVENUES
---------------

Orders. Second quarter and first half 2001 systems and services orders totaled $127.3 million and $208.6 million, down 27% and 34% from the same prior periods, respectively. U.S. and international orders declined by 14% and 42%, respectively, from second quarter 2000 and 23% and 45% respectively from first half 2000. However, U.S. and international orders increased 112% and 8% from the first quarter 2001 level. The decline from the prior year period, both in the U.S. and internationally, is primarily attributable to the Company's exit from the hardware business, though weakness was noted in the Company's software segments as well. The Company believes the weakness in software orders is due in part to the U.S. economic slowdown and the general reluctance of companies to make large investments in software systems in the face of weak markets. Second quarter 2001 orders were higher than first quarter 2001 due to the signing of large contracts by the IPS and IGS segments in the U.S. and due to large IPS contracts in Asia and Europe in the second quarter of 2001. International orders have also been adversely affected by the strengthening of the U.S. dollar, particularly in Europe. The Company estimates that this strengthening of the dollar accounted for approximately 3% of the decline in international orders from the first half of 2000 level.

Revenues.   Total revenues for second quarter 2001 and first  half
2001 were $127.8 million and $271.9 million, respectively, down approximately 32% and 30% from the comparable prior year periods. With respect to the prior year period, declines in the Company's systems and maintenance revenues as a result of the Company's exit from the hardware business in third quarter 2000 and as a result of the sale of the Company's civil, plotting and raster software product lines to BSI in December 2000 have been partially offset by growth in the Company's services business.

Hardware revenues no longer represent a significant portion of the Company's business. For 2001 and forward, the Company's operations have been segregated into six vertical business segments which provide software, systems integration, and services. Revenues for each of these segments, as well as second quarter and first half of 2000 revenues for the Company's hardware operations, are presented in Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q and a discussion of significant fluctuations from the second quarter 2000 level follows in "Results by Operating Segment".

Sales outside the U.S. represented approximately 46% of total revenues in six months ended June 30, 2001, down from 53% for the comparable prior year period and 52% for the full year 2000. The decline can be primarily attributed to the Asia Pacific region, where hardware sales, primarily in Japan, previously represented a significant portion of its business. European revenues were 27% of total revenues for first half 2001, flat with the first half 2000 and the full year 2000 level.

Systems. Systems revenue for the second quarter and first half 2001 were $72.4 million and $154.6 million, respectively, down 41% and 40% from the corresponding prior year periods. Factors cited previously as contributing to the decline in orders, primarily the Company's exit from hardware development, have also adversely affected systems revenues.

Maintenance. Revenues from maintenance of Company systems totaled $30.5 million for the second quarter and $64.7 million for the first half 2001, down 27% and 23%, respectively, from the comparable prior year periods. The Company's hardware maintenance business continues to decline as a result of its exit of the hardware business, and the Company expects this trend to continue as its installed customer base declines. Second quarter and first half of 2001 maintenance revenues were also reduced in comparison to the prior year periods as a result of the sale of the Company's civil, plotting and raster software product lines, including the associated maintenance contracts, to BSI in December 2000. (See "Gains on Sales of Assets" preceding.)

Services. Services revenue, consisting primarily of revenues from Company provided training and consulting, totaled $24.9 million for the second quarter and $52.6 million for the first half of
2001, up 7% and 14%, respectively, from the prior year periods. Services are becoming increasingly significant to the Company's business, representing approximately 19% of total revenue for second quarter and the first half of 2001, compared to 12% for the same year prior periods. The Company is endeavoring to grow its services business and is redirecting the efforts of its declining hardware maintenance business toward information technology services; however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

GROSS MARGIN
------------

The Company's total gross margin for second quarter 2001 was 45.4%, up 8.7 points from the second quarter 2000 level. For the first half of 2001, total gross margin was 42.8%, up 6.3 points from the first half of 2001 and the full year 2000 levels.

Systems margin was 54% for the second quarter of 2001, up 8.6 points from the first quarter level and 16 points from the second quarter 2000 level. First half 2001 systems margin was 49.4%, up
12.5 points from the first half 2000 and 11.8 points from the full year 2000. This upward trend in the Company's systems gross margin is primarily the result of reduced hardware sales due to the Company's exit from the hardware business in third quarter 2000. First half of 2001 systems margins were also higher as compared with the fourth quarter 2000 level as Mapping and GIS Solutions' fourth quarter 2000 systems margin was reduced due to costs incurred on a large contract awaiting funding from the U.S. government. In first quarter 2001, funding was received for this contract, and the revenue associated with the fourth quarter costs was recognized. See "Results By Operating Segment" following for further discussion of the Mapping and GIS Solutions' results of operations.

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

Maintenance margin for the second quarter of 2001 was 43.5%,  down
2.3 points from second quarter 2001. For the first half of 2001, maintenance margin was 43.4%, down 2.8 points from the same prior year period and down 1.9 points from the full year 2000 level. As with the Company's systems margin, fourth quarter 2000 maintenance margin was negatively impacted, and first quarter 2001 margin was positively impacted, by the delayed funding of a large government contract. The Company monitors its maintenance cost closely and has taken certain measures, including worldwide headcount reductions and the outsourcing of its hardware maintenance function in Canada and parts of Europe, to align these costs with the declining levels of revenue. The Company believes that its exit from the hardware development business will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin for the second quarter of 2001 was 22.5%, up 8.7 points from second quarter 2000. For the first half of 2001, service margin was 22.5%, up 6.2 points from the same prior year period and up 4.1 points from the full year 2000 level. The margin increase from second quarter 2000 and first half 2000 corresponds directly to the increase in services revenue from the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.

OPERATING EXPENSES
------------------

Operating expenses for second quarter and first half of 2001 were $56.6 million and $112.5 million, respectively, down 21% and 22% from the comparable prior year periods. In response to the level of its previous operating losses, the Company took various actions, including employee terminations as well as the closure and sale of certain unprofitable and noncore business operations, which have resulted in an approximate 14% reduction in average employee headcount from the first half 2000 level. Product development expense was down 13% from the second quarter 2000 level and down 10% from first half 2000 level. Significant declines in labor and overhead expenses resulting from the headcount decline, due in large part to the exit of hardware development, have been partially offset by a decline in software development projects qualifying for capitalization, primarily related to the Company's shipbuilding efforts. Sales and marketing expense was down 20% from the second quarter 2000 level and down 26% from first half 2000 level. Reductions in headcount throughout 2000 have resulted in significant expense declines worldwide. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. General and administrative expense was down 29% from second quarter 2000 level and down 23% from first half 2000 level. These declines were due primarily to reductions in legal fees, international headcount, and worldwide bad debt expenses. Though the Company's legal expenses are presently lower than in the prior quarters as the result of reduced activity with respect to the Intel lawsuit, the Company anticipates that these expenses will continue to fluctuate with the activity level associated with the lawsuit. Additionally, the Company continues to experience a temporary duplication of U.S. administrative expenses in connection with its efforts to verticalize its business segments and decentralize portions of the corporate administrative function. The expense from this duplication declined in the second quarter of 2001 as compared to first quarter and it is expected to continue to decline in the second half of the year.

NONOPERATING INCOME AND EXPENSE
-------------------------------

Interest expense was $.6 million for second quarter 2001 and $1.1 million for first half 2001, compared to $1.1 million for second quarter 2000 and $2.3 million for first half 2000. The Company's average outstanding debt has declined in comparison to the second quarter 2000 level due primarily to repayment of borrowings utilizing the proceeds from sales of various noncore businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense. In second quarter 2001, this amount included a $.4 million foreign exchange gain and interest income of $1.7 million. In first half of 2001, this amount included a $.8 million write-off of the value of a convertible debenture held by the Company (see Note 7 of Notes to Consolidated Financial Statements contained in this Form 10-Q), a $.5 million foreign exchange loss and interest income of $3.8 million. The Company's interest income has increased significantly from the prior year level due to interest earned on notes received in connection with sales of noncore business operations in 2000 and a higher amount of invested cash. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for complete details of these transactions. Similar items for the first half of 2000 include a foreign exchange loss of $1.5 million and interest income of $2.0 million.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first half of 2001, approximately 46% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 52% for the full year 2000. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease the reported dollar operating expenses of the international subsidiaries. During the first half of 2001, the U.S. dollar strengthened on average from its first half of 2000 level, which decreased reported dollar revenues, orders, and gross margin, but also decreased reported dollar operating expenses in comparison to the prior year period. The Company estimates that this strengthening of the U.S. dollar in its international markets, primarily in Europe, reduced its first half of 2001 results of operations by approximately $.03 per share in comparison to first half of 2000.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging the foreign currency risk associated with its international operations. The Company had no forward contracts outstanding at June 30, 2001 or December 31, 2000.

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

INCOME TAXES
------------

The Company earned pretax income before minority interest of $3.9 million and $11.5 million in the second quarter and first half of 2001, respectively, as compared to a pretax loss of $.8 million in second quarter of 2000 and a pretax income of $2.4 million for the first half of 2000. Income tax expense for both periods resulted primarily from taxes on individually profitable majority owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for details of the Company's tax position, including its net operating loss and tax credit carryforwards.

RESULTS BY OPERATING SEGMENT
----------------------------

In second quarter 2001, the Process and Building Solutions segment reported operating income of $1.3 million on revenues of $27.9 million, compared to second quarter 2000 operating loss of $.2 million on revenues of $29.3 million. The reporting of a second quarter 2000 loss is attributed to the decision to report Mid World as a separate business segment in 2001 that was not the case in 2000. By including Mid World's segment operations in PBS's results in 2000, operating income is $.1 million on revenues of $30.0 million for second quarter 2000. In first half of 2001, the PBS segment reported operating income of $2.6 million on revenues of $57.8 million, compared to first half of 2000
operating   income   of   $3.6  million  on   revenues   of  $60.5
million. Although first half revenues decreased by 5%, gross margin percentages improved by 9.7% (59.6% for first half of 2001 compared to 49.9% for first half of 2000), due primarily to a reduction of sales of lower margin products. The decline in first half revenues and improvement in gross margin was due to several factors, including a reduction of hardware sales and maintenance revenue due to the Company's exit from the hardware business in third quarter 2000 and the reduction of maintenance revenues resulting from the sale of certain non-core products to Bentley Systems, Inc. The first half of 2001 decline in operating income from the prior year period was primarily the result of a 43% increase in the segment's research and development expenses due to a decline in software development costs qualifying for capitalization, primarily related to PBS's commercial shipbuilding efforts.


In second quarter 2001, Intergraph Public Safety earned operating income of $1.2 million on revenues of $30.1 million, compared to a second quarter 2000 operating income of $.9 million on revenues of $32.3 million. In first half of 2001, IPS earned operating income of $2.3 million on revenues of $59.8 million, compared to first half of 2000 operating income of $1.7 million on revenues of $61.1 million. The improvement in the segment's first half of 2001 operating results from the first half of 2000 was due primarily to higher gross margin percentage of 40.5% for the first half of 2001 as compared to 38.5% for the first half of 2000. These higher gross margins are a result of higher software and services content as compared to the same period in 2000. As a general rule, the IPS business is characterized by large orders that are difficult to forecast and cause orders to fluctuate significantly from quarter to quarter. New systems and services orders in second quarter 2001 were approximately $44.8 million, up from the first quarter 2001 level of approximately $10.9 million. This increase in orders is due to several large orders, primarily in the Public Safety sector, that were planned for first quarter 2001, but not received until the second quarter of 2001. At June 30, 2001 orders are slightly ahead of the 2001 plan. The Company believes that its Utilities and Communications orders are being negatively impacted as a result of ongoing consolidation and retrenchment in these industries. While unable to estimate the impact that these market conditions will have on its results of operations for 2001, IPS is cautiously controlling expenses to minimize any potential adverse impact. IPS's operating expenses for first half of 2001 were flat as compared to the prior year period.

In second quarter 2001, Mapping and GIS Solutions earned operating income of $.3 million on revenues of $29.0 million, compared to a second quarter 2000 operating income of $.8 million on revenues of $40.9 million. In first half of 2001, Mapping and GIS Solutions earned operating income of $3.3 million on revenues of $63.5 million, compared to first half of 2000 operating income of $3.3 million on revenues of $83.4 million. The first half of 2001 revenue reduction of 24% from first half of 2000 level was a result of the reduction of hardware sales and maintenance revenue due to the Company's exit from the hardware business in third quarter 2000 and the reduction of maintenance revenues resulting from the sale of certain non-core products to Bentley Systems, Inc. This reduction of hardware sales and certain other lower margin products resulted in a higher gross margin percentage of 45.0% for first half of 2001 as compared to 34.8% for first half of 2000. Also, first quarter 2001 margins were positively impacted by the receipt of delayed funding on a government contract for which costs were incurred in 2000. The segment's first half of 2001 operating expenses were approximately 2% lower than operating expenses from the first half of 2000.

In second quarter 2001, Intergraph Government Solutions earned operating income of $2.4 million on revenues of $31.7 million, compared to second quarter 2000 operating income of $2.8 million on revenues of $40.7 million. In first half of 2001, IGS earned operating income of $5.7 million on revenues of $69.9 million, compared to first half of 2000 operating income of $6.0 million on revenues of $89.1 million. IGS's first half of 2001 operating income was down approximately 5% when compared with the first half of 2000 as declines in systems revenues and maintenance margins resulting from the third quarter 2000 exit of hardware development and reduction of maintenance revenues resulting from the sale of certain non-core products to Bentley Systems, Inc. were partially offset by a 37% decline in operating expenses due to reductions in headcount and bad debt expenses. As a result of the exit from the hardware business, IGS plans to redirect the efforts of its maintenance organization toward information technology solutions. While this redirection is expected to reduce maintenance revenues, the Company believes operating margins will remain relatively stable.

In second quarter 2001, Z/I Imaging earned operating income of $2.2 million on revenues of $12.0 million, compared to a second quarter 2000 operating income of $2.5 million on revenues of $11.4 million. In first half of 2001, Z/I Imaging earned operating income of $3.8 million on revenues of $23.1 million, compared to first half of 2000 operating income of $5.2 million on revenues of $23.4 million. The decline in first half of 2001 operating income from the first half of 2000 period was primarily the result of a 4% decline in systems revenues combined with a 25% increase in operating expenses. Total gross margin for the first half of 2001 remained strong at 56.9% (compared to 54.2% for first half of
2000), reflecting the high margins earned on sales of software as well as on sales of photogrammetric processing systems. The operating expense increase in first half of 2001 resulted primarily from increased staffing as a result of Z/I Imaging's continued infrastructure building.

In second quarter 2001, the International Hardware Maintenance organization incurred an operating loss of $.3 million on revenues of $4.2 million, compared to a second quarter 2000 operating income of $.6 million on revenues of $12.4 million. For the first half of 2001, International Hardware Maintenance incurred an operating loss of $.6 million on revenues of $8.9 million as compared to an operating income of $.4 million on revenues of $26.6 million for the first half of 2000. Declines in the segment's first half 2001 revenues and margins resulting from the third quarter 2000 exit of hardware development were partially offset by a 48% reduction in operating expenses as the result of reduced headcount. As with the IGS maintenance organization, revenues for this business segment are expected to decline sequentially each quarter as the Company's installed customer base declines.

In second quarter 2001, Mid World incurred an operating loss of $.5 million on revenues of $4.0 million, compared to an operating loss of $1.2 million in second quarter 2000 on revenues of $4.4 million. In first half 2001, Mid World incurred an operating loss of $3.4 million on revenues of $7.0 million, compared to an operating loss of $1.2 million in the first half 2000 on revenues of $10.6 million. Revenues in the first half of 2001 declined by 34% from the prior year period as Mid World primarily focused on selling the business rather than on developing new business, and as the result of delays on a major contract. In connection with its efforts to sell the Middle Eastern operations, the Company performed a detailed review of all outstanding contracts, commitments, and receivables in the region. A memorandum of understanding was reached on the anticipated completion of the largest contract in the region, resulting in first quarter 2001 charges to Mid World operations totaling $1.6 million, including a $.9 million increase to cost of sales for projected cost overruns and a $.7 million charge to general and administrative expense for the settlement of outstanding receivables for the project.

In second quarter 2000, Intergraph Computer Systems incurred an operating income of $2.4 million on revenues of $43.0 million. For the first half of 2000, ICS incurred an operating loss of $2.2 million on revenues of $88.1 million. The ICS business was significantly adversely impacted by factors associated with the Company's dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) In response to its continued operating losses, in third quarter 2000, ICS exited the development and design of hardware products and closed its operations.

In second quarter 2001, Corporate reported an operating loss of $3.8 million on revenues of $2.6 million, compared to a second quarter 2000 operating loss of $11.4 million on revenues of $1.5 million. In first half of 2001, Corporate reported an operating loss of $7.9 million on revenues of $6.7 million, compared to a first half 2000 operating loss of $19.1 million on revenues of $6.2 million. The $7.6 million improvement in operating results for second quarter 2001 as compared to second quarter 2000 was due primarily to a decline in legal fees associated with the Intel lawsuit and a reduction in headcount resulting from the transfer of administrative personnel to the vertical business units.

See   Note  12  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2001, cash totaled $95.9 million compared to $119.8 million at December 31, 2000. Cash used by operations in the first half of 2001 totaled $1.7 million compared to cash provided by operations of $17 million in first half of 2000. The decline from the prior year period was due primarily to a significant reduction of current liabilities and a slowdown in collection of accounts receivable.

Net cash used for investing activities totaled $7.4 million in the first half of 2001, compared to $1.9 million of cash generated in first half of 2000. First half 2001 investing activities included $1.5 million in proceeds from sales of various assets, primarily payment on notes received in connection with sales of non-core business operations in 2000, and expenditures related to current and prior year business acquisitions of $3.0 million (see Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-Q). First half 2000 investing activities included $16.7 million in proceeds from sales of various assets, primarily property, plant, and equipment, and a $1.1 million expenditure related to a prior year business acquisition. Other significant investing activities in first half of 2001 included expenditures for capitalizable software development costs of $1.7 million ($8.5 million in first half 2000) and capital expenditures of $4.2 million ($4.2 million in first half 2000), primarily for computer equipment used in product development and sales and marketing activities. The Company expects that capital expenditures will require $7 to $10 million for the full year 2001, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $12.6 million in first half 2001, including a net repayment of debt of approximately $14.7 million, primarily related to an approximate $8.3 million repayment to its primary lender and $4.3 million mortgage prepayment in the United Kingdom. Financing cash flows in first half 2000 totaled $12.1 million, including repayment of debt of approximately $13.0 million.

Under  the  Company's January 1997 six year fixed  term  loan  and revolving credit agreement as amended, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $80 million. The $10.0 million term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and certain international receivables. The rate of interest on all borrowings under the agreement is the greater of 7% or the Norwest Bank Minnesota National Association base rate of interest (7.25% at June 30, 2001) plus .5%, and there are provisions in the agreement that will lower the interest rate upon achievement of sustained profitability by the Company. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .25% of the average unused portion of the revolving credit line, a letter of credit fee at an annual rate of 1.5% of the undrawn amount of all outstanding letters of credit, and a monthly agency fee. The Company has requested its primary lender to amend the current loan agreement. The requested amendment would extend the current agreement through January 2004 and lower the facility to $50 million, which, if obtained, would provide for annual savings of approximately $650,000 to the Company.

At June 30, 2001, the Company had outstanding borrowings from its primary lender of $10.0 million all of which was classified as long-term debt in the consolidated balance sheet, and an additional $16.6 million of the available credit line was allocated to support the Company's letters of credit ($16.6 million at July 31, 2001). As of this same date, the borrowing base, representing the maximum available credit under the line, was approximately $51 million.

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

At June 30, 2001, the Company had approximately $15 million in debt on which interest is charged under various floating rate arrangements, primarily its six year term loan and revolving credit agreement and the remaining balance of the mortgage in the United Kingdom. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company expects to achieve positive operating cash flows in 2001 as a result of headcount reductions and other expense savings actions taken during 2000. The Company is managing its cash very closely and believes that the combination of improved cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 2001. For the near term, the Company anticipates that its cash position may benefit from further sales of excess real estate. However, for the longer term, the Company must achieve cost reductions to align its operating expenses with the reduced levels of revenue being generated if it is to fund its current operations and fund business growth without reliance on funds from sales of assets and external financing. The Company anticipates no significant nonoperating events that will require the use of cash, with the possible exception of its stock repurchase program (see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion), and correspondingly the adequacy of its cash reserves will be dependent on improvement in its operating results.


 Item 3:  Quantitative and Qualitative Disclosures  About
          -----------------------------------------------
           Market Risk
           -----------

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

          On July 30, 2001, the Company filed a separate lawsuit in U.S. District Court, the Eastern District of Texas,
          charging Intel Corporation with infringement of two Intergraph patents pertaining to parallel instruction computing (PIC). The complaint alleges that Intel's IA-64 EPIC (explicitly parallel instruction computing) architecture, which is at the heart of Intel's new Itanium chip, infringes upon the Company's two PIC patents. The PIC patents, which Intergraph filed for in 1993, cover (1) the techniques used to convey compiler-recognized parallelism to the hardware and (2) the novel approach to routing instructions to any of the processing units. The Company believes an evaluation of available public materials confirms that Intel's IA-64 Itanium products, which are just now becoming commercially available, infringe upon Intergraph's patented PIC technology.

          The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

 Item 4:  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Intergraph Corporation's Annual Meeting of Shareholders was held May 17, 2001. The results of the meeting follow.

          (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees, with the exception of Linda L. Green, were serving as Directors of the Company at the time of their nomination for the current year.


				                 Votes
                                   ----------------------------------
                                        For          Against/Withheld
                                   ---------------   ----------------
              Linda L. Green         42,496,250          3,178,617
              Lawrence R. Greenwood  42,507,676          3,167,191
              Larry J. Laster        42,550,073          3,124,794
              Thomas J. Lee          42,547,762          3,127,105
              Sidney L. McDonald     42,543,470          3,131,397
              Joseph C. Moquin       42,485,538          3,189,329
              James F. Taylor, Jr.   42,539,661          3,135,206


          (2) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current year was approved by a vote of 44,633,990 for, 994,800 against, and 46,077 abstentions.


 Item 6:  Exhibits and Reports on Form 8-K
          --------------------------------

   (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.


                     INTERGRAPH CORPORATION AND SUBSIDIARIES
                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INTERGRAPH CORPORATION
                             ----------------------
  		 		  (Registrant)




    By:  /s/ James F. Taylor, Jr.    By: /s/ Larry T. Miles
         -----------------------         -------------------------
         James F. Taylor, Jr.            Larry T. Miles
         Chief Executive Officer         Vice President of Finance
                                         (Principal Financial and
                                         Accounting Officer)

   Date: August 13, 2001           Date: August 13, 2001