Form 10-Q
period 2001-09-30
INTERGRAPH CORP
filed 2001-11-13
CIK 351145

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

              For the quarterly period ended September 30, 2001

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from    to
                                              ----   ----


                      Commission file number 0-9722


                          INTERGRAPH CORPORATION
       ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Delaware                             63-0573222
  -------------------------------    ------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

        Intergraph Corporation
         Huntsville, Alabama                       35894-0001
 --------------------------------------            ----------
(Address of principal executive offices)           (Zip Code)

                              (256) 730-2000
                             ----------------
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

       Common stock, par value  $.10 per share: 49,699,667 shares outstanding as of September 30, 2001


==============================================================================


                          INTERGRAPH CORPORATION
                                FORM 10-Q*
                            September 30, 2001

                                  INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION
         ---------------------

   Item 1. Financial Statements
           --------------------

           Consolidated Balance Sheets at September 30, 2001 and
             December 31, 2000                                             2

           Consolidated Statements of Operations for the quarters
             and the nine months ended September 30, 2001 and 2000         3

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2001 and 2000                             4

           Notes to Consolidated Financial Statements                    5 - 13

   Item 2. Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations                                    14 - 24
           -------------------------

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      25
           ----------------------------------------------------------



PART II. OTHER INFORMATION
         -----------------

   Item 1. Legal Proceedings                                               26
           -----------------

   Item 6. Exhibits and Reports on Form 8-K                                26
           --------------------------------


SIGNATURES                                                                 27




   * Information contained in this Form 10-Q includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ
   materially  from  those  projected  in   the  forward-looking
   statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking  statements  is described  in  the  Company's
   filings   with   the   Securities   and  Exchange  Commission,
   including its most recent Annual Report on Form 10-K, its Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and this Form 10-Q.


PART I.  FINANCIAL INFORMATION
         ---------------------

                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


-------------------------------------------------------------------------
                                            September 30,   December 31,
                                                2001           2000
-------------------------------------------------------------------------
(In thousands except share and per share amounts)


Assets
  Cash and cash equivalents                  $  115,439    $  119,848
  Accounts receivable, net                      166,150       178,862
  Inventories                                    28,150        25,290
  Other current assets                           43,444        53,475
-------------------------------------------------------------------------
        Total current assets                    353,183       377,475
  Investments in affiliates                      17,875        14,262
  Capitalized software development costs         23,840        23,871
  Other assets                                   34,445        42,971
  Property, plant, and equipment, net            53,078        56,329
-------------------------------------------------------------------------
        Total Assets                         $  482,421    $  514,908
=========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                     $   34,055    $   35,224
  Accrued compensation                           34,424        33,257
  Other accrued expenses                         46,042        61,591
  Billings in excess of sales                    43,727        46,603
  Income taxes payable                           10,631        10,984
  Short-term debt and current maturities
    of  long-term  debt                           3,161         5,765
-------------------------------------------------------------------------
        Total current liabilities               172,040       193,424
-------------------------------------------------------------------------
  Deferred income taxes                           6,665         6,604
  Long-term debt                                 11,964        25,265
  Other noncurrent liabilities                    2,874         4,612
-------------------------------------------------------------------------
        Total noncurrent liabilities             21,503        36,481
-------------------------------------------------------------------------
  Minority interest in consolidated subsidiaries  7,250         7,003
-------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                     5,736         5,736
   Additional paid-in capital                   211,703       214,079
   Retained earnings                            196,365       188,326
   Accumulated other comprehensive
     income (loss)                             ( 21,388)     ( 15,931)
-------------------------------------------------------------------------
                                                392,416       392,210
   Less - cost of 7,661,695 treasury shares at
    September 30, 2001 and 7,836,452 treasury
    shares at December 31, 2000                (110,788)     (114,210)
-------------------------------------------------------------------------
        Total shareholders' equity              281,628       278,000
-------------------------------------------------------------------------
        Total Liabilities and Shareholders'
        Equity                               $  482,421    $  514,908
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.






                   INTERGRAPH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

-------------------------------------------------------------------------------
                                     Quarter Ended          Nine Months Ended
                                     September 30,             September 30,
                                    2001      2000           2001       2000
-------------------------------------------------------------------------------

(In thousands except per share amounts)

Revenues
 Systems                        $  70,547   $  91,988    $ 225,135   $ 349,568
 Maintenance                       28,804      39,650       93,519     123,463
 Services                          27,705      27,299       80,315      73,292
-------------------------------------------------------------------------------
   Total revenues                 127,056     158,937      398,969     546,323
-------------------------------------------------------------------------------

Cost of revenues
 Systems                           35,652      61,417      113,845     223,964
 Maintenance                       15,512      20,623       52,110      65,713
 Services                          19,742      22,448       60,493      60,962
-------------------------------------------------------------------------------
   Total cost of revenues          70,906     104,488      226,448     350,639
-------------------------------------------------------------------------------

   Gross profit                    56,150      54,449      172,521     195,684

Product development                13,230      12,887       40,318      42,850
Sales and marketing                22,244      28,767       70,065      93,570
General and administrative         18,512      22,320       56,080      71,159
Reorganization charges (credit)       ---       3,362      (   384)      3,362
-------------------------------------------------------------------------------

   Income (Loss) from operations    2,164     (12,887)       6,442     (15,257)

Gains on sales of assets              530      12,018        5,361      19,111
Interest expense                  (   246)    (   953)     ( 1,389)    ( 3,241)
Other income (expense) - net          834     ( 2,104)       4,325     ( 2,133)
-------------------------------------------------------------------------------

   Income (Loss) before income taxes
   and minority interest            3,282     ( 3,926)      14,739     ( 1,520)

Income tax expense                ( 2,500)    ( 1,000)     ( 6,500)    ( 4,900)
-------------------------------------------------------------------------------

   Income (Loss) before
   minority interest                  782     ( 4,926)       8,239     ( 6,420)

Minority interest in earnings of
consolidated subsidiaries             460     (   353)     (   200)    ( 1,496)
-------------------------------------------------------------------------------

   Net income (loss)            $   1,242   $ ( 5,279)   $   8,039   $ ( 7,916)
===============================================================================

   Net income (loss)
   per share - basic            $     .03   $ (   .11)   $     .16   $ (   .16)

   Net income (loss)
   per share - diluted          $     .02   $ (   .11)   $     .16   $ (   .16)
===============================================================================

Weighted average shares outstanding -
       Basic                       49,655      49,435       49,516      49,331
       Diluted                     51,854      49,435       51,546      49,331
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.






                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


-------------------------------------------------------------------------------
Nine Months Ended September 30,                        2001             2000
-------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
   Net income (loss)                               $   8,039        $ ( 7,916)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used for) operating
    activities:
     Depreciation                                      9,082           11,727
     Amortization                                     10,782           15,125
     Gains on sales of capital assets               (  5,361)         (19,111)
     Net changes in current assets and liabilities  (  2,770)          37,800
-------------------------------------------------------------------------------
   Net cash provided by operating activities          19,772           37,625
-------------------------------------------------------------------------------

Investing Activities:
   Net proceeds from sales of assets                   4,297           22,348
   Purchases of property, plant, and equipment      (  6,503)         ( 5,492)
   Capitalized software development costs           (  3,510)         ( 9,775)
   Business acquisition, net of cash acquired       (  3,002)         ( 1,093)
   Other                                                 305          (   677)
-------------------------------------------------------------------------------
   Net cash provided by (used for)
   investing activities                             (  8,413)           5,311
-------------------------------------------------------------------------------

Financing Activities:
   Gross borrowings                                       69              ---
   Debt repayment                                   ( 15,619)         (20,969)
   Treasury stock repurchase                        (  1,876)             ---
   Proceeds of employee stock purchases and
    exercise of stock options                          2,922            1,263
-------------------------------------------------------------------------------
   Net cash used for financing activities           ( 14,504)         (19,706)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash             (  1,264)         ( 5,322)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                   (  4,409)          17,908
Cash and cash equivalents at beginning of period     119,848           88,513
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $ 115,439        $ 106,421
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

          Certain reclassifications have been made to the previously reported consolidated statements of operations and cash flows for the quarter and the nine months ended September 30, 2000 to provide comparability with the current period presentation.

NOTE 2: Litigation. As further described in the Company's Annual Report on Form 10-K for its year ended December 31, 2000 and its Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, the Company continues its ongoing litigation with Intel Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of developments during the third quarter of 2001.

NOTE 3: Inventories are stated at the lower of average cost or market and are summarized as follows:

          -----------------------------------------------------------
                                   September 30,         December 31,
                                      2001                  2000
          -----------------------------------------------------------
          (In thousands)

          Raw materials            $  5,461               $ 6,124
          Work-in-process             7,898                 3,850
          Finished goods              8,569                 6,077
          Service spares              6,222                 9,239
          -----------------------------------------------------------
          Totals                   $ 28,150              $ 25,290
          ===========================================================

          Inventories on hand at September 30, 2001 and December 31, 2000 relate primarily to continuing specialized hardware assembly activity in the Company's Intergraph Government Solutions and Z/I Imaging business segments and the Company's continuing warranty and maintenance obligations on computer hardware previously sold. The balance at September 30, 2001 also includes work-in-process amounts related to an increase in activity with a major customer in Russia. This increase primarily accounts for the increase in the Company's inventories from the December 31, 2000 level. Amounts reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 4:   Property,  plant,  and equipment - net includes  allowances
          for  depreciation  of  $151,079,000  and  $165,437,000   at
          September 30, 2001 and December 31, 2000, respectively.

NOTE 5: Reorganization charges (credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. For a discussion of cash outlays in the third quarter and the first nine months of 2001 and 2000 related to these actions and other factors affecting the Company's severance liabilities, see "Reorganization Charges (Credit)" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 6: Gains on sales of assets. "Gains on sales of assets" in the consolidated statements of operations and cash flows consist of the net gains and losses recognized by the Company on sales of various noncore divisions, product lines, and real estate. Significant components of the 2001 and 2000 gains are discussed below.

          The Company recorded a gain of $530,000 during the third quarter of 2001, and gains of $12,018,000 during the third quarter of 2000. During the third quarter of 2001, the Company recognized a gain of $680,000 from the sale of its Saudi Arabian subsidiary and an impairment reserve of $150,000 for its anticipated sale of its Intergraph Middle East, Ltd. subsidiary, which is expected to close in the fourth quarter of 2001 (See Note 14). During the third quarter of 2000, the Company recognized gains of $7,085,000 from sales of its hardware business, gains of $2,005,000 on sales of other noncore business divisions, a gain of $1,544,000 on the sale of an investment in an affiliate, and gains of $1,384,000 on the sales of real estate and land.

          The Company recognized gains of $5,361,000 and $19,111,000 for the first nine months of 2001 and 2000, respectively. In addition to the sales of the Mid World subsidiaries noted above, during the first nine months of 2001, the Company reported additional gains of $4,250,000 from the 2000 sale of noncore product lines to Bentley Systems, Inc. and $581,000 from the 2000 sale of a noncore division to 3Dlabs, Inc. Ltd. Included in the first nine months of 2000 are gains of $7,012,000 from sales of its hardware business, gains of $2,005,000 on sales of other noncore business divisions, a gain of $1,544,000 on the sale of an investment in an affiliate, and gains of $8,550,000 on the sales of real estate and land.

          For a complete discussion, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 7:   As  part  of  the proceeds of the April 1999  sale  of  its
          InterCAP subsidiary, the Company received a $5,797,000 convertible subordinated debenture from Micrografx, Inc. which would come due on March 31, 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a summary of the conversion features of the debenture.) In the fourth quarter of 2000, the Company recorded a $5,000,000 write-down of the value of this debenture due to the financial and operational difficulties currently being experienced by Micrografx. The Company wrote off the remaining value of the debenture in the first quarter of 2001, to reflect the continuing financial and operational difficulties being experienced by Micrografx. The first quarter of 2001 write-off of $797,000 is included in "Other income (expense) - net" in the Company's first nine months of 2001 consolidated statement of operations. The Company's recorded value for the debenture at December 31, 2000 is included in "Other assets" in the Company's consolidated balance sheet as of that date.

          On July 16, 2001, Corel Corporation (Corel), an Ottawa, Canada-based software company, announced its intention to purchase Micrografx. In order to facilitate this purchase, the Company agreed to accept $3,797,000, plus accrued interest, for complete settlement of its convertible subordinated debenture. On October 31, 2001, the Company received $3,797,000, plus accrued interest, and will report this transaction as a component of "Other income (expense) - net" in the consolidated statements of operations in the fourth quarter of 2001.

NOTE 8: Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.

NOTE 9: Comprehensive income (loss) includes net income (loss) as well as all other non-owner changes in equity. These comprehensive income (loss) amounts differ from net income
          (loss) due primarily to foreign currency translation adjustments and unrealized holding losses on stock holdings. In the third quarter of 2001, the Company's comprehensive income totaled $623,000, compared to a comprehensive loss of $11,898,000 in the third quarter of 2000. In the third quarter of 2001, the Company recorded a positive foreign currency translation adjustment totaling $3,532,000 resulting primarily from weakening of the U.S. dollar with respect to the Company's net assets in Europe. This is compared to a negative foreign currency translation adjustment totaling $3,169,000 in the third quarter of 2000 resulting primarily from strengthening of the U.S. dollar with respect to the Company's net assets in Europe. The third quarter of 2001 comprehensive income also included a $4,151,000 unrealized holding loss on the Company's common stock holdings of 3Dlabs, Inc. Ltd., compared to a $3,431,000 unrealized holding loss on the same stock holdings in the third quarter of 2000.

          In the first nine months of 2001, the Company's comprehensive income totaled $2,582,000, compared to a comprehensive loss of $16,949,000 in the first nine months of 2000. In the first nine months of 2001, the Company recorded a positive foreign currency translation adjustment totaling $326,000 resulting primarily from weakening of the U.S. dollar with respect to the Company's net assets in Europe. This is compared to a negative foreign currency translation adjustment totaling $5,583,000 in the first nine months of 2000 resulting primarily from the strengthening of the U.S. dollar with respect to the Company's net assets in Europe. The first nine months of 2001 comprehensive income also included a $5,783,000 unrealized holding loss on the Company's common stock holdings of 3Dlabs, Inc. Ltd., compared to a $3,431,000 unrealized holding loss on the same stock holdings for the first nine months of 2000. (See "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.)

NOTE 10:  Supplementary  cash  flow  information  is   summarized  as
          follows:

          Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income (loss) to net cash provided by (used for) operations are as follows:


          -----------------------------------------------------------
                               Cash Provided By (Used For) Operations

          Nine Months Ended September 30,    2001            2000
          -----------------------------------------------------------
          (In thousands)

          (Increase) decrease in:
            Accounts receivable, net      $ 11,381         $ 52,997
            Inventories                    ( 3,592)          12,121
            Other current assets             5,718            5,834
          Increase (decrease) in:
            Trade accounts payable         (   735)         (17,839)
            Accrued compensation and
             other accrued  expenses       (14,613)         ( 4,350)
            Income taxes payable             1,334            1,628
            Billings in excess of sales    ( 2,263)         (12,591)
          -----------------------------------------------------------
          Net changes in current assets
          and liabilities                 $( 2,770)        $ 37,800
          ===========================================================

          Significant noncash investing and financing transactions in first nine months of 2001 included the receipt of common stock with a value of approximately $10,000,000 as additional consideration for the third quarter of 2000 sale of the Company's Intense3D graphics accelerator division offset by a $5,783,000 unfavorable mark-to-market adjustment, and a $4,300,000 increase to a note receivable as additional consideration for the fourth quarter of 2000 sale of its civil, plotting, and raster product lines. For a complete discussion of these transactions, see "Gains on Sales of Assets" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Investing and financing transactions in the first nine months of 2000 that did not require cash included the termination of a long-term lease on one of the Company's facilities. The Company accounted for this lease as a financing, and upon termination, long-term debt of $8,300,000 and property, plant, and equipment of $6,500,000 were removed from the Company's books. Other significant noncash investing and financing transactions in the first nine months of 2000 included the sale of a division of the Company for initial consideration of $11,248,000 paid in common stock of the acquirer, a $3,431,000 unfavorable mark-to-market adjustment on the stock received in this transaction, and the sale of various assets of the Company for future receivables totaling $3,547,000. There were no significant noncash investing or financing transactions in the third quarter of 2001.

NOTE 11: Business Acquisitions. In January 1999, the Company acquired PID, an Israeli software development company, for $5,655,000. At closing, the Company paid $2,180,000 in cash, with the remainder due in varying installments through February 2002. The Company made installment payments approximating $1,095,000 in both the first nine months of 2001 and the first nine months of 2000. These payments are reflected in "Business acquisitions" in the Company's consolidated statements of cash flows. The accounts and results of operations of PID have been combined with those of the Company's Process and Building Solutions ("PBS") business segment since the date of acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

          In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of 2,000,000 Euros paid at closing and additional payments due March 1, 2002 and 2003 to be calculated as 15% of the annual revenues earned by the Company from the sale of
          MARIAN products in 2001 and 2002, respectively. The Company's payment at closing approximated $1,820,000 and is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the first nine months ended September 30, 2001. The accounts and results of operations of MARIAN have been combined with those of PBS since the January 1, 2001 effective date of the acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.

NOTE 12: The year 2000 was a transitional year for the Company, during which it focused its efforts on organizing the Company into nine vertical business segments. The Company substantially completed the U.S. portion of this process in the third quarter of 2000, and the international portion of this process was completed in the first quarter of 2001. The segment presentation below provides business segment information based on the Company's new business structure for the year 2001. The Company's segment information for the third quarter and for the first nine months of 2000 has been restated to conform to this new business structure.

          The  Company's  2001 business segments consist  of  Process and Building Solutions ("PBS"), Intergraph Public Safety, Inc. ("IPS"), Mapping and Geographic Information Systems ("GIS") Solutions, Intergraph Government Solutions ("IGS"), and Z/I Imaging Corporation ("Z/I Imaging"). The Company's Middle East operations ("Mid World"), portions of which were sold in April 2001 and in July 2001, and the anticipated sale of the remaining portion of the Mid World operations is expected to close by the end of the year, are also included as a segment on a temporary basis (See
          Note 14).

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

          Information presented for Intergraph Computer Systems ("ICS") for 2000 includes the operations of the Company's hardware division prior to its third quarter of 2000 closure. 2000 was the last year for presentation of ICS as a business segment. Currently, the majority of the hardware sold by the Company is purchased by the business segments from third party vendors, and such purchases and resales are included in the results of operations of the applicable business segments.

          Amounts included in the "Corporate" category consist primarily of general corporate expenses, including legal fees and other general and administrative expenses remaining after charges to the business segments based on segment usage of administrative services. Also included in the "Corporate" category are revenues and expenses associated with the residual effects of closing the hardware business in 2000, including management of the Company's spare parts repair depot and the international hardware maintenance organization that includes all of the Company's hardware maintenance operations outside of the U.S. (previously reported as a separate segment). This segment receives revenues related primarily to the sale and repair of spare parts for the Company's installed customer base, intersegment revenue from the other business segments for performance of hardware maintenance services on their behalf, and customer revenue for selling hardware maintenance and other miscellaneous hardware products and services directly to customers who are not associated with any of the other business segments.

          The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of Intergraph Corporation (see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Sales between the business segments, the most significant of which are associated with hardware maintenance services provided by IGS and Corporate to the other business units, are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property to similarly situated unrelated buyers. Transfer price is charged on all intersegment sales of products and services.

          The following table sets forth revenues and operating income (loss) by business segment for the quarters and the nine months ended September 30, 2001 and 2000.


          ----------------------------------------------------------------------
                                       Quarter Ended        Nine Months Ended
                                        September 30,          September 30,

                                       2001      2000         2001      2000
          ----------------------------------------------------------------------
          (In thousands)

          Revenues


          PBS:
           Unaffiliated customers   $  27,204  $  27,973   $  82,369  $  83,765
           Intersegment revenues        1,400      2,343       4,026      7,078
          ----------------------------------------------------------------------
                                       28,604     30,316      86,395     90,843
          ----------------------------------------------------------------------

          IPS:
           Unaffiliated customers      29,028     29,113      88,735     89,782
           Intersegment revenues          (78)       ---          38        423
          ----------------------------------------------------------------------
                                       28,950     29,113      88,773     90,205
          ----------------------------------------------------------------------

          Mapping and GIS Solutions:
           Unaffiliated customers      28,129     34,044      86,964    113,473
           Intersegment revenues        2,105      7,756       6,742     11,732
          ----------------------------------------------------------------------
                                       30,234     41,800      93,706    125,205
          ----------------------------------------------------------------------

          IGS:
           Unaffiliated customers      32,673     33,680      98,391    112,484
           Intersegment revenues        1,155      3,955       5,374     14,288
          ----------------------------------------------------------------------
                                       33,828     37,635     103,765    126,772
          ----------------------------------------------------------------------

          Z/I Imaging:
           Unaffiliated customers       4,156      6,889      21,476     20,292
           Intersegment revenues        4,009      2,761       9,836     12,800
          ----------------------------------------------------------------------
                                        8,165      9,650      31,312     33,092
          ----------------------------------------------------------------------

          Mid World:
           Unaffiliated customers       4,397      6,142      11,379     16,764
           Intersegment revenue           ---        ---         ---        ---
          ----------------------------------------------------------------------
                                        4,397      6,142      11,379     16,764
          ----------------------------------------------------------------------

          ICS:
           Unaffiliated customers         ---     14,433         ---     85,867
           Intersegment revenues          ---      8,166         ---     24,854
          ----------------------------------------------------------------------
                                          ---     22,599         ---    110,721
          ----------------------------------------------------------------------

          Corporate:
           Unaffiliated customers       1,469      6,663       9,655     23,896
           Intersegment revenues        2,260      3,820       9,649     19,444
          ----------------------------------------------------------------------
                                        3,729     10,483      19,304     43,340
          ----------------------------------------------------------------------
                                      137,907    187,738     434,634    636,942
          ----------------------------------------------------------------------
           Eliminations              ( 10,851)  ( 28,801)   ( 35,665)  ( 90,619)
          ----------------------------------------------------------------------
           Total revenues           $ 127,056  $ 158,937   $ 398,969  $ 546,323
          ======================================================================



          --------------------------------------------------------------------
                                     Quarter Ended          Nine Months Ended
                                      September 30,            September 30,

                                    2001         2000        2001       2000
          --------------------------------------------------------------------
          (In thousands)

          Operating income (loss) :

          PBS                   $  1,559      $  3,065    $  4,163   $  6,663
          IPS                      2,532       (   365)      4,847      1,288
          Mapping and
           GIS Solutions           1,204           894       4,516      4,203
          IGS                      2,444         6,188       8,103     12,161
          Z/I Imaging                643         1,117       4,435      6,335
          Mid World                   23       (   296)    ( 3,395)   ( 1,481)
          ICS                        ---       (13,152)       ---     (15,381)
          Corporate              ( 6,241)      (10,338)    (14,713)   (29,045)
          Eliminations               ---           ---     ( 1,514)       ---
          --------------------------------------------------------------------
          Total                 $  2,164      $(12,887)   $  6,442   $(15,257)
          ====================================================================

          Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains on sales of assets of $530,000 and $12,018,000 for the quarters ended September 30, 2001, and September 30, 2000, respectively, and gains on sales of assets of $5,361,000 and $19,111,000 for the nine months ended September 30, 2001 and 2000, respectively.

          The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its business segments, other than those of its wholly owned subsidiaries.

NOTE 13: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requiring companies to recognize derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. This statement became effective for the Company in the first quarter of 2001, but did not have a significant impact on its consolidated operating results or financial position. The Company ceased its hedging program in the first quarter of 2000 and does not currently own any freestanding derivatives.

NOTE 14: Mid World. In the first quarter of 2001, the Company announced its intention to sell its operations in the Middle East ("Mid World") and convert them into distributorships. In April 2001, the Company closed the sales of it operations in Turkey and Kuwait. In July 2001, the Company also closed the sale of its Saudi Arabian operation and recorded a $680,000 gain. The company also expects to complete the sale of Intergraph Middle East, Ltd. (IMEL), based in Abu Dubai, United Arab Emirates, by the end of 2001 and has taken an impairment reserve of $150,000 in anticipation of an expected loss on the IMEL sale. Upon completion of the IMEL sale, the company will no longer have any subsidiaries in the region and will do business solely through distributors. None of these operations were material to the Company, and the company believes the sale of these operations will not have a material impact on the Company's consolidated operating results or cash flow. During the first quarter of 2001, in connection with its ongoing efforts to sell the remainder of its Mid World operations, the Company performed a detailed review of all outstanding contracts, commitments, and receivables in the region. A memorandum of understanding was reached on the anticipated completion of the largest contract in the region, resulting in charges to Mid World operations totaling $1,629,000 in the first quarter, including a $923,000 increase to cost of sales for projected cost overruns and a $706,000 charge to general and administrative expense for the settlement of outstanding receivables for the project. For the third quarter of 2001, consolidated revenues and after-tax gain for the Mid World region totaled approximately $4,397,000 and $157,000, respectively. For the first nine months of 2001, consolidated revenue and after-tax loss for the Mid World region totaled approximately $11,379,000 and $3,770,000, respectively. Net assets for the region totaled approximately $9,000,000 at September 30, 2001.

NOTE 15: New Accounting Standards. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), requiring companies to account for all business combinations using the purchase method. This statement became effective for the Company in the third quarter of 2001 and relates to all business combinations initiated after June 30, 2001 or acquisitions dated July 1, 2001 or later. This statement did not have an impact on the Company's consolidated operating results or financial position for the third quarter or the first nine months of 2001 as the Company is not currently engaged in any business combinations or acquisitions.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requiring companies to test goodwill and intangible assets with indefinite useful lives at least annually for impairment, and to continue amortization of intangible assets with finite useful lives over the useful lives, but without the restraint of an arbitrary ceiling. The statement also requires disclosure of carrying values of goodwill (by aggregate and reportable segment), carrying amounts of intangible assets by major intangible asset class for those subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. This statement will become effective for the Company in first quarter 2002, and will be applied to all goodwill and intangible assets recognized in the financial statements at that date, unless any goodwill or intangible assets are acquired after June 30, 2001, which will be subject immediately to the statement. Any impairment losses arising due to the initial application of this statement will be reported as resulting from a change in accounting principle. The Company currently reviews all goodwill and intangible assets on a monthly basis and does not expect the adoption of this statement to have a significant impact on the Company's consolidated operating results or financial position.

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or
          Disposal of Long-Lived Assets ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). This statement provides guidance on the accounting for long-lived assets to be held and used, and those to be disposed of by sale and other than by sale. Goodwill has been removed from the scope of this statement and is now addressed in SFAS 142 discussed above. This statement will become effective for the Company in the first quarter of 2002, although early application is encouraged. The provisions of this statement are to be applied prospectively. The Company currently reviews long-lived assets on a monthly basis and does not expect the adoption of this statement to have a significant impact on the Company's consolidated operating results or financial position.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
-------

Cautionary Note Regarding Forward-Looking Statements. This report, including the following discussion, contains statements which are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements other than those made solely with respect to historical fact and include, but are not limited to, statements regarding projected revenue and operating income levels for the remainder of 2001, market conditions and their anticipated impact on the Company and its vertical business units, expectations regarding future results with respect to various revenue and expense items as well as significant items which may affect them over the remainder of 2001, expectations regarding future cash flows
and  debt  reductions,  plans  to  grow  the  Company's   services
business, plans to convert the Company's operations in the Middle East into distributorships and the anticipated timing and financial statement impact of these planned transactions, plans to sell and lease excess facilities, information regarding the development, timing of introduction, and performance of new products and expectations regarding the Company's various ongoing litigation proceedings, including that with Intel Corporation. It is important to note that actual results may differ materially from those projected in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, continued worldwide economic slowdown, increased competition, rapid technological change, unanticipated changes in customer requirements, the ability of the Company to achieve cost reductions, uncertainties with respect to the Company's installed customer base for discontinued hardware products, inability to protect the Company's intellectual property rights, inability to access the technology necessary to compete in the markets served, inability to complete certain sales and lease transactions as planned, risks associated with doing business internationally, and risks associated with various ongoing litigation proceedings. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000 and this Form 10-Q. All forward-looking statements contained herein are based upon information available to the Company on the date of this Form 10-Q filing. The Company disclaims any obligation to update such statements as the result of new information, future events, or otherwise.

Earnings. In the third quarter of 2001, the Company earned net income of $.03 per share on a basic per share basis ($.02 per share on a fully diluted basis) on revenues of $127.1 million, including gains on sales of assets of $.01 per share (both basic and fully diluted basis). In the third quarter of 2000, the company incurred a net loss of $.11 per share (both basic and fully diluted basis) on revenues of $158.9 million, including gains on sales of assets of $.24 per share (both basic and fully diluted basis) and nonrecurring operating charges of $.17 per share (both basic and fully diluted basis) for the exit of the hardware development business. Exclusive of the nonrecurring charges (credit), the third quarter of 2001 income from operations was $.04 per share (both basic and fully diluted basis) versus a third quarter of 2000 loss from operations of $.10 per share (both basic and fully diluted basis). The improvement is primarily the result of higher gross margins and reduced operating expenses of 16% primarily due to the exit of the hardware development business.

For the first nine months of 2001, the Company earned net income of $.16 per share (both basic and fully diluted basis) on revenues of $399 million, including gains on sales of assets of $.11 per share on a basic per share basis ($.10 per share on a fully diluted basis) and a nonrecurring credit of $.01 per share (both basic and fully diluted basis). During the first nine months of 2000, the Company incurred a net loss of $.16 per share (both basic and fully diluted basis) on revenues of $546.3 million, including gains on sales of assets of $.39 per share (both basic and fully diluted basis) and the $.17 per share nonrecurring charge (both basic and fully diluted basis) primarily for exit of the hardware development business. The improvement is primarily the result of higher gross margins and reduced operating expenses of 19.8%, primarily due to the exit of the hardware development business.

Remainder  of the Year.  The Company expects that the  markets  in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles. Further improvement in the Company's operating results will depend on further market penetration achieved through the ability to accurately anticipate customer requirements and technological trends, to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and will depend on the Company's ability to successfully implement its strategic direction, which includes the operation and growth of independent vertical business segments. These matters are subject to known and unknown risks and uncertainties.  See  "Cautionary  Note  Regarding  Forward-Looking
Statements."

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

In the first quarter of 2001, the Company reported an additional gain from the BSI transaction of approximately $4.3 million as the initial consideration for the sale, as well as the Company's note receivable from BSI was increased based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. This additional gain is included in "Gains on sales of assets" in the Company's first nine months of 2001 consolidated statements of operations and cash flows. The outstanding amount of the Company's note receivable from BSI totaled approximately $12.8 million at September 30, 2001 ($11 million at December 31, 2000), the $7.6 million noncurrent portion of which is reflected in "Other assets" in the Company's consolidated balance sheet as of that date. The current portion of the note receivable is reflected in "Other current assets". The agreement provides for additional consideration to be calculated based on renewals of maintenance contracts through December 1, 2001 for the products sold to BSI, although nothing has been recorded to date for the proceeds contingent on maintenance contract renewals. Revenues for the product lines sold to BSI approximated $28 million and $35 million in 2000 and 1999, respectively.

In the first quarter of 2001, the Company also reported a $.6 million additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. The total earn-out of $10 million, $8.6 million of which was accrued by the Company in the fourth quarter of 2000, was paid to the Company in the first quarter of 2001 in the form of stock of 3Dlabs, increasing the Company's ownership interest in 3Dlabs to approximately 37%, although this interest is subject to a registration rights agreement and a three year irrevocable proxy granted to 3Dlabs. The market value of these shares is included in "Investments in affiliates" in the Company's September 30, 2001 consolidated balance sheet, along with its other holdings of 3Dlabs, and revaluation adjustments for the decline in the market value of the stock since the date of settlement are recorded as a component of "Accumulated other comprehensive income (loss)". The amount accrued by the Company at December 31, 2000 with respect to the earn-out provisions is reflected in "Other current assets" in its December 31, 2000 consolidated balance sheet, and the additional first quarter of 2001 gain is included in "Gains on sales of assets" in the Company's nine months ended
September  30,  2001  consolidated  statements  of  operations and cash flows. Full year 1999 third-party revenue for the Intense3D division approximated $38 million, with operating results at an approximate breakeven level. For the nine months ended September 30, 2000, the division earned an operating income of approximately $8.5 million on third party revenues of $34 million.

In the third quarter of 2001, the Company sold its Saudi Arabian operation, reporting a $680,000 gain. This gain is offset by an impairment reserve of $150,000 for the expected loss on the completion of the sale of Intergraph Middle East, Ltd. (IMEL), by the end of 2001. The total gain is shown in "Gains on sales of assets" in the Company's first nine months of 2001 consolidated statements of operations and cash flows. See Note 14 for further discussion on Mid World.

"Gains on sales of assets" for the nine months ended September 30, 2000 include a $7 million gain of the sale of the hardware business, a $7 million gain for the sale of several real estate holdings worldwide, a $1.5 million gain on the termination of a long-term capital lease, a $2 million gain on the sale of a noncore software division, and a $1.5 million gain on the sale of an investment in an affiliate. See Note 6 for further discussions on gains on sales of assets.

On October 31, 2001, the Company received $3,797,000, plus accrued interest as settlement of its convertible subordinated debenture from Micrografx, and will report this transaction as a component of "Other income (expense) - net" in the consolidated statements of operations in the fourth quarter of 2001. See Note 7 for further discussion.

Reorganization Charges (Credit). During the three years ended December 31, 2000, the Company implemented various reorganization actions in an effort to restore the Company to profitability. For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Cash outlays for severance related to these actions approximated $3.6 million for the first nine months of 2001 and $4 million for the first nine months of 2000. Additionally, during the first quarter of 2001, European severance liabilities totaling approximately $.4 million were reversed as the Company's new business segments, in response to unanticipated attrition, hired or are rehiring some of the employees whose positions had been eliminated by the 2000 reorganization plan. In addition, a few of the terminated employees left the Company voluntarily, further reducing the Company's severance requirements. The $.4 million expense reversal is reflected in "Reorganization charges (credit)" in the nine months ended September 30, 2001 consolidated statement of operations.

Severance payments to date have been funded from existing cash balances and from proceeds from sales of assets. For further discussion regarding the Company's liquidity, see "Liquidity and Capital Resources" following.

Litigation. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company continues its ongoing litigation with Intel Corporation. Litigation developments during first nine months of 2001 are discussed below.

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

On July 30, 2001, the Company filed a separate lawsuit in U.S. District Court, the Eastern District of Texas, charging Intel Corporation with infringement of two Intergraph patents pertaining to parallel instruction computing (PIC). The complaint alleges that Intel's IA-64 EPIC (Trademark) (explicitly parallel instruction computing) architecture, which is at the heart of Intel's new Itanium (Trademark) chip, infringes upon the Company's two PIC patents. The PIC patents, which Intergraph filed for in 1993, cover (1) the techniques used to convey compiler-recognized parallelism to the hardware and (2) the novel approach to routing instructions to any of the processing units. The Company believes an evaluation of available public materials confirms that Intel's IA-64 Itanium products, which became commercially available in 2001, infringed upon Intergraph's patented PIC technology.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.


ORDERS/REVENUES
---------------

Orders. The third quarter of 2001 and the first nine months of 2001 systems and services orders totaled $78.1 million and $286.7 million, down 49% and 39% from the same prior periods, respectively. U.S. and international orders declined by 52% and
43%, respectively, from the third quarter of 2000 level and 34% and 44%, respectively, from the first nine months of 2000 level. U.S. and international orders decreased 42% and 33% from the second quarter of 2001 level. The decline from the prior year period, both in the U.S. and internationally, is primarily attributable to the Company's exit from the hardware business, though weakness was noted in the Company's software segments as well. The Company believes the weakness in software orders is due in part to the worldwide economic slowdown and the general reluctance of companies to make large investments in software systems in the face of weak markets. The third quarter of 2001 orders were lower than the second quarter of 2001 due to the signing of large contracts by the IPS and IGS segments in the U.S. and by the IPS segment in Europe in the second quarter of 2001.

Revenues. Total revenues for the third quarter of 2001 and first nine months of 2001 were $127.1 million and $399 million, respectively, down approximately 20% and 27% from the comparable prior year periods. With respect to the prior year period, declines in the Company's systems and maintenance revenues as a result of the Company's exit from the hardware business in the third quarter of 2000 and as a result of the sale of the Company's civil, plotting and raster software product lines to BSI in December 2000 have been partially offset by growth in the Company's services business.

Hardware revenues no longer represent a significant portion of the Company's business. For 2001 and forward, the Company's operations have been segregated into seven vertical business segments which provide software, systems integration, and services. Revenues for each of these segments, as well as the third quarter of 2000 and the first nine months of 2000 revenues for the Company's hardware operations, are presented in Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q. A discussion of significant fluctuations from the first nine months of 2000 level follows in "Results by Operating Segment".

Sales outside the U.S. represented approximately 47% of total revenues for the nine months ended September 30, 2001, down from 52% for the comparable prior year period and 52% for the full year 2000. The decline can be primarily attributed to the Europe and Asia Pacific regions where hardware sales previously represented a significant portion of its business. European revenues were 27% of total revenues for first nine months of 2001, compared to 28% for the first nine months and full year of 2000.

Systems. Systems revenue for the third quarter and the first nine months of 2001 were $70.5 million and $225.1 million, respectively, down 23% and 36% from the corresponding prior year periods. Factors cited previously as contributing to the decline in orders, primarily the Company's exit from hardware development, have also adversely affected systems revenues.

Maintenance. Revenues from maintenance of Company systems totaled $28.8 million for the third quarter of 2001 and $93.5 million for the first nine months of 2001, down 27% and 24%, respectively, from the comparable prior year periods. The Company's hardware maintenance business continues to decline as a result of its exit of the hardware business, and the Company expects this trend to continue as its installed customer base declines. The third quarter and the first nine months of 2001 maintenance revenues were also reduced in comparison to the prior year periods as a result of the sale of the Company's civil, plotting and raster software product lines, including the associated maintenance contracts, to BSI in December 2000. (See "Gains on Sales of Assets" preceding.)

Services. Services revenue, consisting primarily of revenues from consulting services, totaled $27.7 million for the third quarter and $80.3 million for the first nine months of 2001, up 1% and 10%, respectively, from the same prior year periods. Services are becoming increasingly significant to the Company's business, representing approximately 22% and 20% of total revenue for the third quarter and the first nine months of 2001, respectively, compared to 17% and 13%, respectively, for the same prior year periods. The Company is endeavoring to grow its services business and is redirecting the efforts of its declining hardware maintenance business toward information technology services;
however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.


GROSS MARGIN
------------

The Company's total gross margin for the third quarter of 2001 was 44.2%, up 9.9 points from the third quarter of 2000 level. For the first nine months of 2001, total gross margin was 43.2%, up
7.4 points from the first nine months of 2000 level and 6.7 points from the full year 2000 level.

Systems margin was 49.5% for the third quarter of 2001, down 4.5 points from the second quarter level and up 16.3 points from the third quarter of 2000 level. For the first nine months of 2001, systems margin was 49.4%, up 13.5 points from the first nine months 2000 level and 11.8 points from the full year 2000 level. The decline in systems margin for the third quarter of 2001 compared to the second quarter of 2001 is due to a revenue decline directly related to the current market decline and an increase in subcontractor costs. The upward trend in the Company's 2001 systems gross margin as compared to the prior year periods is primarily the result of reduced hardware sales due to the Company's exit from the hardware business in the third quarter of 2000.

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

Maintenance  margin for the third quarter of 2001 was 46.1%,  down
1.9 points from the third quarter of 2000. For the first nine months of 2001, maintenance margin was 44.3%, down 2.5 points from the same prior year period and down 1 point from the full year 2000 level. The Company monitors its maintenance cost closely and has taken certain measures, including worldwide headcount reductions and the outsourcing of its hardware maintenance function in Canada and parts of Europe, to align these costs with the declining levels of revenue. The Company believes that its exit from the hardware development business will continue to reduce its maintenance revenue, which will pressure maintenance margin in the absence of corresponding cost reductions.

Services margin for the third quarter of 2001 was 28.7%, up 10.9 points from the third quarter of 2000 level. For the first nine months of 2001, service margin was 24.7%, up 7.9 points from the same prior year period and 6.3 points from the full year of 2000 level. The increase from the third quarter of 2000 level resulted primarily from a decrease in cost of sales due to tighter management controls on percentage-of-completion projects. The increase from the first nine months of 2000 corresponds directly to the increase in services revenue in the U.S. against the prior year period. Significant fluctuations in services revenues and margins from period to period are not unusual as the incurrence of costs on certain types of service contracts may not coincide with the recognition of revenue. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.


OPERATING EXPENSES
------------------

Operating expenses for the third quarter and the first nine months of 2001 were $54.0 million and $166.5 million, respectively, down 16% and 20% from the comparable prior year periods. In response to the level of its previous operating losses, the Company took various actions, including employee terminations as well as the closure and sale of certain unprofitable and noncore business operations, which have resulted in an approximate 12% reduction in average employee headcount from the prior year to date level. Product development expenses were relatively flat with the third quarter of 2000 level and down 6% from the first nine months of 2000 level. Declines in product development expenses for year to date 2001 compared to the same prior year level are mainly a result from the exit of the hardware development business and a decline in software development costs. These reductions have been partially offset by a decline in software development projects qualifying for capitalization, primarily related to the Company's shipbuilding efforts. Sales and marketing expenses for the quarter were down 23% from the third quarter of 2000 level and for the nine months were down 25% from the first nine months of 2000 level. Reductions in headcount in the fourth quarter of 2000 and throughout 2001 related to the exit of the hardware development business have resulted in significant expense declines worldwide. The Company's sales and marketing expenses are inherently activity based and can be expected to fluctuate with activity levels. General and administrative expenses were down 17% from the third quarter of 2000 level and down 21% from the first nine months of 2000 level, primarily due to reductions in legal fees, corporate and international headcount, and worldwide bad debt expenses. Though the Company's legal expenses were lower compared to the prior year to date level, legal expenses increased in the third quarter of 2001. Legal expenses are expected to increase in the fourth quarter of 2001 and in first half of 2002 due to an increase in the activity level associated with the Intel lawsuits. The Company also incurred a $1.7 million one-time charge in the third quarter of 2001 for the write-off of Corporate financial system software licenses that no longer fit the Company's corporate structure.


NONOPERATING INCOME AND EXPENSES
--------------------------------

Interest expense was $.2 million for the third quarter of 2001 and $1.4 million for the first nine months of 2001, compared to $1 million for the third quarter of 2000 and $3.2 million for the first nine months of 2000. The Company's average outstanding debt has declined in comparison to the third quarter of 2000 level due primarily to repayment of borrowings utilizing the proceeds from sales of various noncore businesses and assets. See "Liquidity and Capital Resources" following for a discussion of the Company's current financing arrangements.

"Other income (expense) - net" in the consolidated statements of operations consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of nonoperating income and expense. In the third quarter of 2001, this amount included a $.9 million foreign exchange loss and interest income of $1.3 million. In the first nine months of 2001, this amount included a $.8 million write-off of the value of a convertible debenture held by the Company (see Note 7 of Notes to Consolidated Financial Statements contained in this Form 10-Q), a $1.4 million foreign exchange loss and interest income of $5.1 million. The Company's interest income has increased significantly from the prior year level due to interest earned on notes received in connection with sales of noncore business operations in 2000 and a higher amount of invested cash. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for complete details of these transactions. Similar items for the first nine months of 2000 include a foreign exchange loss of $2.7 million and interest income of $3.4 million.


IMPACT OF CURRENCY FLUCTUATIONS AND CURRENCY RISK MANAGEMENT
------------------------------------------------------------

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 2001, approximately 47% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 52% for the full year of 2000. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease the reported dollar operating expenses of the international subsidiaries. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase the reported dollar operating expenses of the international subsidiaries. During the first nine months of 2001, the U.S. dollar was relatively flat on average in comparison to the first nine months of 2000 level, resulting in no material impact on the results of operations.

The Company conducts business in all major markets outside the U.S., but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective the first quarter of 2000, the Company ceased hedging the foreign currency risk associated with its international operations. The Company had no forward contracts outstanding at September 30, 2001 or December 31, 2000.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro". In September 2000, and with effect from January 1, 2001, Greece became the twelfth member of the EMU to adopt the Euro. Euro currency will begin to circulate on January 1, 2002, and the individual national currencies of the participating countries will be withdrawn from circulation by February 28, 2002. All of the Company's financial systems currently accommodate the Euro, and since 1999, the Company has conducted business in Euros with its customers and vendors who choose to do so without encountering significant administrative problems. While the Company continues to evaluate the potential impacts of the common currency, it at present has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in European markets.


INCOME TAXES
------------

The Company earned pretax income before minority interest of $3.3 million and $14.7 million in the third quarter and the first nine months of 2001, respectively, as compared to a pretax loss of $3.9 million in the third quarter of 2000 and a pretax loss of $1.5 million for the first nine months of 2000. Income tax expense for both periods resulted primarily from taxes on individually profitable majority owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for details of the Company's tax position, including its net operating loss and tax credit carryforwards.


RESULTS BY OPERATING SEGMENT
----------------------------

In the third quarter of 2001, the Process and Building Solutions segment reported operating income of $1.6 million on revenues of $28.6 million, compared to the third quarter of 2000 operating income of $3.1 million on revenues of $30.3 million. In the first nine months of 2001, the PBS segment reported operating income of $4.2 million on revenues of $86.4 million, compared to the first nine months of 2000 operating income of $6.7 million on revenues of $90.8 million. Although the first nine months revenues decreased by 4.9%, gross margin percentages improved by 7.9% (59.0% for the first nine months of 2001 compared to 51.1% for the first nine months of 2000), due primarily to a reduction of sales of lower margin products. The decline in the first nine months revenues and improvement in gross margin was due to several factors, including a reduction of hardware sales and maintenance revenue due to the Company's exit from the hardware business in the third quarter of 2000 and the reduction of maintenance revenues resulting from the sale of certain noncore products to Bentley Systems, Inc. The first nine months of 2001 decline in operating income from the prior year period was primarily the result of a 40% increase in the segment's research and development expenses due to a decline in software development costs qualifying for capitalization, primarily related to PBS's commercial shipbuilding efforts.

In the third quarter of 2001, Intergraph Public Safety earned operating income of $2.5 million on revenues of $29.0 million, compared to a third quarter of 2000 operating loss of $.4 million on revenues of $29.1 million. In the first nine months of 2001, IPS earned operating income of $4.8 million on revenues of $88.8 million, compared to the first nine months of 2000 operating income of $1.3 million on revenues of $90.2 million. The improvement in the segment's first nine months of 2001 operating results from the first nine months of 2000 was due primarily to a higher gross margin percentage of 43.3% for the first nine months of 2001 as compared to 38.8% for the first nine months of 2000. These higher gross margins are a result of higher software content sales as compared to the same period in 2000.

In the third quarter of 2001, Mapping and GIS Solutions earned operating income of $1.2 million on revenues of $30.2 million, compared to a third quarter of 2000 operating income of $.9 million on revenues of $41.8 million. In the first nine months of 2001, Mapping and GIS Solutions earned operating income of $4.5 million on revenues of $93.7 million, compared to the first nine months of 2000 operating income of $4.2 million on revenues of $125.2 million. The first nine months of 2001 revenue reduction of 25.2% from the first nine months of 2000 level was a result of the reduction of hardware sales and maintenance revenue due to the Company's exit from the hardware business in the third quarter of 2000 and the reduction of maintenance revenues resulting from the sale of certain noncore products to Bentley Systems, Inc. This reduction of hardware sales and certain other lower margin products resulted in a higher gross margin percentage of 45.3% for the first nine months of 2001 as compared to 35.0% for the first nine months of 2000. Also, the first quarter of 2001 margins were positively impacted by the receipt of delayed funding on a government contract for which costs were incurred in 2000. The segment's first nine months of 2001 operating expenses were approximately 4.2% lower than operating expenses from the first nine months of 2000.

In the third quarter of 2001, Intergraph Government Solutions earned operating income of $2.4 million on revenues of $33.8 million, compared to the third quarter of 2000 operating income of $6.2 million on revenues of $37.6 million. In the first nine months of 2001, IGS earned operating income of $8.1 million on revenues of $103.8 million, compared to the first nine months of 2000 operating income of $12.2 million on revenues of $126.8 million. Gross margins, for IGS in the first nine months of 2001, declined as compared with the first nine months of 2000. This decline was a result of decreased systems and maintenance revenues resulting from the third quarter of 2000 exit of hardware development and the sale of certain noncore products to Bentley Systems, Inc. The decline in gross margins were partially offset by a 23.6% decline in operating expenses due to reductions in headcount and bad debt expenses. As a result of the exit from the hardware business, IGS plans to redirect the efforts of its maintenance organization toward information technology solutions. While this redirection is expected to reduce maintenance revenues, the Company believes operating margins will remain relatively stable.

In the third quarter of 2001, Z/I Imaging earned operating income of $.6 million on revenues of $8.2 million, compared to a third quarter of 2000 operating income of $1.1 million on revenues of $9.7 million. In the first nine months of 2001, Z/I Imaging earned operating income of $4.4 million on revenues of $31.3 million, compared to the first nine months of 2000 operating income of $6.3 million on revenues of $33.1 million. The decline in first nine months of 2001 operating income from the first nine months of 2000 period was primarily the result of a 9.4% decline in systems revenues combined with an 8% increase in operating expenses. Total gross margin for the first nine months of 2001 remained strong at 56.5% (compared to 56.3% for the first nine months of 2000), reflecting the high margins earned on sales of software as well as on sales of photogrammetric processing systems. The operating expense increase in the first nine months of 2001 resulted primarily from increased staffing as a result of Z/I Imaging's continued infrastructure building.

In the third quarter of 2001, Mid World broke even on revenues of $4.4 million, compared to an operating loss of $.3 million in the third quarter of 2000 on revenues of $6.1 million. In the first nine months of 2001, Mid World incurred an operating loss of $3.4 million on revenues of $11.4 million, compared to an operating loss of $1.5 million in the first nine months of 2000 on revenues of $16.8 million. Revenues in the first nine months of 2001 declined by 32% from the prior year period as Mid World primarily focused on selling the business rather than on developing new business, and as the result of delays on a major contract. In April 2001 and July 2001, portions of the Mid World operations were sold. The sale of the remaining portion of the Mid World operation is expected to close before the end of 2001 (See Note
14).

In the third quarter of 2000, Intergraph Computer Systems incurred an operating loss of $13.2 million on revenues of $22.6 million. For the first nine months of 2000, ICS incurred an operating loss of $15.4 million on revenues of $110.7 million. The ICS business was significantly adversely impacted by factors associated with the Company's dispute with Intel. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's dispute with Intel and its effects on the operations of ICS and the Company.) In response to its continued operating losses, in the third quarter of 2000, ICS exited the development and design of hardware products and closed its operations.

In the third quarter of 2001, Corporate reported an operating loss of $6.2 million on revenues of $3.7 million, compared to a third quarter of 2000 operating loss of $10.3 million on revenues of $10.5 million. In first nine months of 2001, Corporate reported an operating loss of $14.7 million on revenues of $19.3 million, compared to a first nine months of 2000 operating loss of $29.0 million on revenues of $43.3 million. The $14 million improvement in operating results for the third quarter of 2001 as compared to the third quarter of 2000 was due to a decline in restructuring costs primarily associated with the Company exiting the hardware business, a decline in legal fees associated with the Intel lawsuits, and a reduction in headcount resulting from the transfer of administrative personnel to the vertical business units.

See   Note  12  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2001, cash totaled $115.4 million compared to $119.8 million at December 31, 2000. Cash provided by operations in the first nine months of 2001 totaled $19.8 million compared to cash provided by operations of $37.6 million in first nine months of 2000. For the nine months ended September 30, 2001, cash from operations consisted of net income of $8 million and noncash transactions of $14.6 million, offset by changes in current assets and liabilities of $2.8 million. For the nine months ended September 30, 2000, cash from operations consisted primarily of a decrease in accounts receivable of $53 million due to increased collection efforts, offset by a reduction in accounts payable of $18 million.

Net cash used for investing activities totaled $8.4 million in the first nine months of 2001, compared to $5.3 million of cash generated in the first nine months of 2000. The first nine months of 2001 investing activities included $4.4 million in proceeds from sales of various assets, primarily payment on notes received in connection with sales of noncore business operations in 2000, less expenditures related to current and prior year business acquisitions of $3.0 million (see Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-Q). Other significant investing activities in the first nine months of 2001 included expenditures for capitalizable software development costs of $3.5 million ($9.8 million in the first nine months of 2000) and capital expenditures of $6.5 million ($5.5 million in the first nine months of 2000), primarily for computer equipment used in product development and sales and marketing activities. The first nine months of 2000 investing activities included $22.3 million in proceeds from sales of various assets, primarily property, plant, and equipment, less a $1.1 million expenditure related to a prior year business acquisition. The Company expects that capital expenditures will require $7 to $10 million for the full year 2001, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash used for financing activities totaled $14.5 million in the first nine months of 2001, including a net repayment of debt of approximately $15.6 million, primarily related to an approximate $9.2 million repayment to its primary lender and a $4.7 million mortgage prepayment in the United Kingdom. Financing cash flows in the first nine months of 2000 totaled $19.7 million, including repayment of debt of approximately $21 million.

Under the Company's January 1997 seven year loan and revolving credit agreement as amended, available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with a maximum availability of $50 million. An amendment was executed on August 1, 2001 that extends the current agreement through January 2004 and should provide for annual savings of approximately $650,000 to the Company. The term loan portion of the agreement is due at expiration of the agreement. Borrowings are secured by a pledge of substantially all of the Company's assets in the U.S. and certain international receivables. The rate of interest on all borrowings under the agreement is the greater of 6.5% or the Wells Fargo base rate of interest (6% at September 30, 2001) plus .125%. There are provisions in the agreement that will lower the interest rate upon achievement of sustained profitability by the Company. The agreement requires the Company to pay a facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .20% of the average unused portion of the revolving credit line, a letter of credit fee at an annual rate of .75% of the undrawn amount of all outstanding letters of credit, and a monthly agency fee.

At September 30, 2001, the Company had outstanding borrowings from its primary lender of $10.2 million, of which $10.0 million was classified as long-term debt in the consolidated balance sheet, and an additional $11.7 million of the available credit line was allocated to support the Company's letters of credit ($11.7 million at October 31, 2001). As of September 30, 2001, the borrowing base, representing the maximum available credit under the line, was approximately $50 million. As of the date of this filing, the Company has repaid $9.9 million of the outstanding borrowings from its primary lender in the fourth quarter of 2001.

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

At September 30, 2001, the Company had approximately $15 million in debt on which interest is charged under various floating rate arrangements, primarily its seven year term loan and revolving credit agreement and the remaining balance of the mortgage in the United Kingdom. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company expects to achieve positive operating cash flows in 2001 as a result of headcount reductions and other expense savings actions taken during 2000 and 2001. The Company is managing its cash very closely and believes that a combination of cash flow from operations, its existing cash balances, and cash available under its revolving credit agreement will be adequate to meet cash requirements for 2001. For the near term, the Company anticipates that its cash position may benefit from further sales of excess real estate. The Company anticipates no significant nonoperating events that will require the use of cash, with the possible exception of its stock repurchase program (see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion), and correspondingly the adequacy of its cash reserves will be dependent on improvement in its operating results.

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



               INTERGRAPH CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

   Item 1: Legal Proceedings
           -----------------

           On March 1, 2001, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") reversed the October 12, 1999 decision of the U.S. District Court for the Northern District of Alabama, Northeastern Division (the "Alabama Court"), specifically holding that Intel was never licensed to use the Company's Clipper patents. On March 15, 2001, Intel filed a petition for rehearing with the Appeals Court, requesting that it reconsider its March 1, 2001 decision. The Appeals Court denied this request on April 9, 2001, and mandated that the case be remanded to the Alabama Court effective April 16, 2001. The Company believes that the patent case is well supported by law and fact, and will continue to aggressively pursue its patent case for the payment of royalties by Intel for their use of the Company's Clipper technology in Intel's Pentium line of products.

           On July 30, 2001, the Company filed a separate lawsuit in U.S. District Court, the Eastern District of Texas,
           charging Intel Corporation with infringement of two Intergraph patents pertaining to parallel instruction computing (PIC). The complaint alleges that Intel's IA-64 EPIC (Trademark) (explicitly parallel instruction computing) architecture, which is at the heart of Intel's new Itanium (Trademark) chip, infringes upon the Company's two PIC patents. The PIC patents, which Intergraph filed for in 1993, cover (1) the techniques used to convey compiler-recognized parallelism to the hardware and (2) the novel approach to routing instructions to any of the processing units. The Company believes an evaluation of available public materials confirms that Intel's IA-64 Itanium products, which became commercially available in 2001, infringe upon Intergraph's patented PIC technology.

           The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time. However, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.


   Item 6: Exhibits and Reports on Form 8-K
           --------------------------------

           (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.



                 INTERGRAPH CORPORATION AND SUBSIDIARIES
                               SIGNATURES


       Pursuant  to  the requirements of the Securities  Exchange
       Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERGRAPH CORPORATION
                         ----------------------
                              (Registrant)




  By:  /s/  James F. Taylor, Jr.      By: /s/  Larry J. Laster
       ----------------------------       ----------------------------
       James F. Taylor, Jr.               Larry J. Laster
       Chief Executive Officer            Executive Vice President and
                                          Chief Financial Officer

  Date:  November 13, 2001            Date:  November 13, 2001



  By:  /s/  Larry T. Miles
       ----------------------------
       Larry T. Miles
       Vice President of Finance
       (Principal Financial and
       Accounting Officer)

  Date:  November 13, 2001