Form 10-K
period 2001-12-31
INTERGRAPH CORP
filed 2002-03-28
CIK 351145

==================================================================
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to

                Commission file number 0-9722

                       INTERGRAPH CORPORATION
                       ----------------------
       (Exact name of registrant as specified in its charter)

                  Delaware                   63-0573222
        ------------------------------    ----------------
       (State or other jurisdiction of    (I.R.S. Employer
        incorporation or organization)   Identification No.)


              Intergraph Corporation
               Huntsville, Alabama              35894-0001
     ----------------------------------------   ----------
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

  As of January 31, 2002, there were 49,919,242 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $706,614,000 based on the closing sale price of such stock as reported by The Nasdaq Stock Market on January 31, 2002, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.


                 DOCUMENTS INCORPORATED BY REFERENCE

Documents                                      Form 10-K Reference
---------                                      -------------------

Portions of the Annual Report to
 Shareholders for the year ended
  December 31, 2001                        Part I, Part II, Part IV




                             PART I

ITEM 1.   BUSINESS


Overview

   Intergraph Corporation (the "Company"), founded in 1969, is a worldwide provider of end-to-end technical solutions and systems integration services. The Company's industry-focused business segments develop, market, and support software and services for local and national governments, and for global industries, including process, power, and offshore; utilities and communications; mapping and geographic information systems ("GIS"); earth imaging; and public safety.

   The Company's business segments offer software solutions based on Microsoft Corporation's Windows operating systems. This open technology foundation enables the Company's software products to interoperate with thousands of third-party Windows-based technical and business applications. The Company's business segments also offer related professional services to satisfy engineering, design, modeling, analysis, mapping, and information technology needs. Products and services are sold through industry-focused direct and indirect channels worldwide, with United States and European revenues representing approximately 81% of total revenues for 2001.


Background

   Until the mid-1990s, high-end technical computing required tremendous processing and graphics capabilities that were available only from mainframes, minicomputers, and reduced instruction set computing ("RISC")-based workstations, running the UNIX operating system, including Intergraph's Clipper workstations. However, in 1992, the Company began evaluating a transition from its Clipper RISC microprocessor to Intel Corporation ("Intel") microprocessors, and from UNIX to Microsoft's Windows NT operating system. In late 1992, based on commitments from Intel, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high-end computing and other enterprise-wide computing environments. The Company, therefore, chose to migrate products from its own Clipper microprocessor to Intel microprocessors, and from the UNIX operating system to Microsoft Windows NT.

    The   Company   ceased  development  of  the   Clipper   RISC
microprocessor at the end of 1993 and made a substantial investment in the redesign of its hardware platform for utilization of Intel's microprocessors. The Company chose to use only Intel microprocessors and to focus its efforts and branding on its core capabilities, specifically very high-performance computational and 3D graphics capabilities. The Company's transition from its proprietary hardware to Intel-based systems was substantially completed during 1994. From then until the Company exited the high-end workstation market in 2000, substantially all of the Company's hardware sales were of Intel-based systems. In the mid-1990s, the Company also completed the development effort to port its technical software applications to the Windows NT operating system, and made Windows NT available on all its workstations.

   In 1996, a dispute disrupted relations between the Company and Intel, causing significant delays in the Company's hardware development and manufacturing cycles. Unable to acquire technical information crucial to its product development, the Company could not introduce new hardware lines on a timetable competitive with other hardware vendors. As a consequence, the Company was unable to compete favorably in the high-performance Intel processor-powered workstation markets. In November 1997, the Company filed suit against Intel for illegal coercive actions, patent infringement, and antitrust violations. The antitrust portion of the case was dismissed, and a trial date of January 2003 has been set in the U.S. District Court, Birmingham, Alabama, for the patent infringement and state tort claims. On July 30, 2001, the Company filed a separate lawsuit in U.S. District Court, the Eastern District of Texas, charging Intel with infringement of two Intergraph patents pertaining to parallel instruction computing ("PIC"). The complaint alleges that Intel's IA-64 EPIC(TM) (explicitly parallel instruction computing) architecture, infringes the Company's two PIC patents. This lawsuit is scheduled to go to trial in July 2002. See Item 3, Legal Proceedings, following, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2001 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report ("MD&A"), for further discussion of the Company's dispute with Intel and its effects on the Company's business and consolidated operating results.

   Over the past four years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce and the sale of several non-core business units and assets. In October 1999, having suffered irreparable damage as a result of the dispute with Intel, the Company exited the personal computer and generic server businesses, and in the third quarter 2000 it exited the development and design of most of its hardware products. The Company returned to profitability in 2001. Each of the five core businesses, and the Company as a whole, were profitable in every quarter of 2001. For further information regarding these actions, see MD&A.

  The Company believes that its software applications strategy is the best available choice for its customers; however, other software applications are available in the market, and the Company competes with companies with greater financial resources in each of the markets it serves. Further improvement in the Company's operating results depends on further market penetration through its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. Success will also depend on the Company's ability to successfully implement its strategic direction, which includes the operation of independent vertical business segments. In addition, the Company continues to face high legal expenses of unknown duration because of its dispute with Intel.


Discontinued Operation

   On  October  31,  1999,  the Company sold  its  VeriBest, Inc.
operating segment. For further information regarding the sale of VeriBest, see MD&A.


Business Segments

   Effective for 2001, the Company's operations are divided into five separate business segments. These business segments are focused on specific vertical markets in which the Company considers itself to be a leader or sees the potential to lead. The Company's 2001 business segments are Intergraph Government Solutions; Intergraph Mapping and GIS Solutions; Intergraph Process, Power & Offshore; Intergraph Public Safety (which includes Public Safety and Utilities and Communications); and Z/I Imaging. Each is discussed in further detail below. For additional information regarding the Company's business segments, including financial information for 2001, see MD&A and Note 12 of Notes to Consolidated Financial Statements contained in the Company's 2001 Annual Report, which are incorporated herein by reference ("Notes to Consolidated Financial Statements").


Intergraph Government Solutions ("IGS")
---------------------------------------

   Intergraph Government Solutions is a professional services and solutions company that provides management consulting, technology, and integrated solutions in the commercial and government sectors. IGS partners with clients to achieve their vision, mission, and goals through intelligent deployment of best practices and information technology ("IT"). IGS combines experience in dozens of technical fields with offerings covering the gamut of services capabilities and products: IT integration, systems and networking, installation management, management consulting, help desk services, multi-vendor maintenance/field support, ruggedized hardware solutions, video analysis systems and services, and Integrated Ship Design and Production software.

   IGS operates two divisions, the Government Solutions Division ("GSD") and the Federal Hardware Solutions Division ("FHS"). These divisions encompass four business units that serve focused markets or industries. Three of the four business units are organized under GSD. The Department of Defense ("DOD") business unit serves the U.S. Air Force, Joint Operations, U.S. Naval Air Systems Command, the U.S. Army, and NASA. With long-term contract vehicles such as CAD-2 and GSA, the DOD business unit remains the largest within IGS. The Marine and Life Cycle Solutions business unit provides integrated data environments for the U.S. Naval Sea Systems Command, the U.S. Coast Guard, and commercial shipyards in the United States and around the world. The Commercial/State and Local Government business unit serves three distinct markets. First, the unit delivers integrated information management systems to federal and state departments of transportation, state and local government agencies, and transportation organizations. Second, the unit supplies product data management and collaborative product commerce services to consumer product, medical device, and discrete manufacturing industries. Third, the unit provides local and wide area network planning and implementation, electronic-business, IT outsourcing, and help desk solutions to commercial markets. The fourth business unit, organized under FHS, develops, implements, and supports ruggedized hardware for use in harsh operating environments, and video analysis products and services for the DOD and federal, state, and local law enforcement agencies.


Intergraph Mapping and GIS Solutions ("IMGS")
---------------------------------------------

   Intergraph Mapping and GIS Solutions has been a leading provider of mapping, GIS, and cartographic software and solutions for more than twenty-five years. IMGS, an acknowledged pioneer in the industry, provides products and services, open technology and data integration, and partners and people to help customers implement successful solutions.

    IMGS serves government agencies and commercial enterprises with end-to-end geospatial solutions for cartography and map production and enterprise-wide mapping and GIS. IMGS products and industry-specific solutions support government agencies and commercial enterprises worldwide, including local, state, federal, and national governments; transportation agencies; mapping agencies; the military; civil aviation authorities; and educational institutions.

   IMGS solutions include the GeoMedia(R), Modula(R) GIS Environment ("MGE"), and Digital Cartographic Studio ("DCS") platforms. The GeoMedia product suite integrates geospatial information throughout the enterprise, while providing the necessary tools to develop business-to-business and custom client applications. MGE provides production-ready capabilities for automating, managing, analyzing, and presenting GIS data, and is interoperable with GeoMedia. DCS provides a suite of cartographic tools to produce aesthetically pleasing, clear, and concise maps and charts. DCS tools may also be used to support production and revision of topologically clean databases for mapping.

  The IMGS professional services team provides clients with quality consulting services to implement state-of-the-art mapping and GIS technologies and tools. The team offers a broad range of services from consulting and project management to Web development and training.

  IntelliWhere(TM), a division of IMGS,  addresses  the  emerging technologies of wireless Internet and location-based services ("LBS"). This division's products leverage GeoMedia technology to provide LBS solutions that are device and data independent. IntelliWhere focuses on enterprises with mobile workforces in markets such as transportation, state and local government, telecommunications, utilities, the military, and emergency response.


Intergraph Process, Power & Offshore ("PP&O")
---------------------------------------------

   Intergraph Process, Power & Offshore supplies software and services to the process, power, and offshore petroleum industries. The segment focuses on integrated life cycle engineering solutions for design and information management, with emphasis on engineering information as well as materials and procurement management, and on the linkage of engineering and business systems.

    For more than 23 years, engineering, procurement, and construction ("EPC") contractors and facility owner/operators have used the segment's software and services to design, construct, operate, and maintain facilities for petrochemical, chemical, pharmaceutical, food and beverage, oil and gas, power generation, pulp and paper, and mining industries. The segment's engineering and information management solutions increase the value of plant data by facilitating capture and re-use of information throughout the life cycle of a plant, resulting in significant productivity gains and operational efficiencies.

   The  segment's  most  prominent  brands include PDS(TM) (Plant
Design System), SmartPlant(R), MARIAN(TM), and INtools(TM).

   PDS is a comprehensive, intelligent engineering and design application that consists of integrated 2D and 3D modules which correspond to tasks in the plant and rig design workflow.

   SmartPlant software includes SmartPlant Foundation (formerly Notia) for engineering information management, SmartPlant P&ID for intelligent piping and instrumentation diagrams, SmartPlant Review for 3D visualization, SmartPlant Explorer for enterprise information access and reports, and SmartSketch for 2D CAD.

   MARIAN and the Web-enabled eMARIAN comprise an integrated materials, procurement, and supply chain management system.
INtools is an integrated instrumentation engineering package.

   The segment continues its development of The Engineering Framework (a collaborative engineering workflow management and standards-based integration architecture for design engineering tools) and an advanced, next-generation shipbuilding software product for the design of commercial and military vessels.

  To better reflect the industries it serves, the segment changed
its  name  from  Intergraph  Process  &  Building  Solutions   to
Intergraph Process, Power & Offshore in January 2002.


Intergraph Public Safety ("IPS")
--------------------------------

  In January 1997, Intergraph Public Safety, Inc. was established as a wholly owned subsidiary of the Company. Intergraph Utilities & Communications was combined with the Public Safety business in January 1999. The Public Safety division provides total public safety solutions and is recognized worldwide as a leading supplier of public safety systems.

   Public Safety develops, markets, implements, and supports software solutions for law enforcement organizations, fire and emergency medical services, airports, military and commercial security forces, and automobile clubs for roadside assistance.

   Public Safety products provide a complete solution for public safety agencies. IPS was the first vendor to offer map-based computer-aided dispatching, and it expanded the product offering to include records and jail management systems, mobile solutions, and Web-enabled products that help disseminate information from the central communications server. Together, these products represent an integrated solution for dealing with the life cycle of public safety information. IPS' dispatch technology is a complementary application to the mainstream geospatial products, such as FRAMME and the new G/Solutions products.

    Intergraph Utilities & Communications solutions assist electric, gas, pipeline, water/wastewater, and communications companies in the automated management of their facility network. For utilities, these solutions contain all the information necessary for distributing energy services to customers, tracking distribution, and managing service disruptions. For communications companies, these solutions automate network facility mapping, planning, design, and maintenance activities. Geospatial Resource Management solutions spatially enable this information by integrating GIS with operational support systems (such as outage analysis and mobile workforce/work management). They also provide real-time information for customer service, thereby increasing operational efficiency enterprise-wide. Dedicated to streamlining the entire workflow, the InService suite of products addresses outage management, workforce management, crew dispatch, and mobile data needs.


Z/I Imaging, Inc.  ("Z/I Imaging")
----------------------------------

   Z/I Imaging, a 60%-owned subsidiary of the Company, was formed in October 1999 to develop, market, and sell Windows-based imaging solutions for earth imaging. Z/I Imaging's solutions include aerial cameras; photogrammetric scanners; stereo workstations; and image management, processing, and distribution software. The imaging software includes enterprise solutions that combine the power of a client/server image management and distribution system with a high-performance imaging engine to quickly provide the information needed.

   Using TerraShare(TM) as the foundation of the enterprise system, Z/I Imaging provides a modular client/server system that manages geoimaging data (images, digital terrain models, and digitized raster graphics) from acquisition to exploitation to storage to distribution. TerraShare is a family of products that offers individual modules for photogrammetric production, managing orthophotos on the users' GIS and CAD desktops, collaborative production, Internet distribution and more. TerraShare addresses the image management and distribution needs of geoimaging producers and distributors. Because it is fully integrated in Microsoft Windows Explorer, users can immediately use familiar tools. The modular approach makes it easy to customize systems to meet specific workflows leading to a more productive environment and positive return on investment.

   Z/I Imaging offers nonproprietary solutions, enabling industry and government professionals to use them as a front-end to mapping, GIS, and civil engineering software from a variety of leading vendors. The segment is investing in the earth-imaging industry with extensive research and development efforts to create new digital products for photogrammetry, airborne reconnaissance, aerial mapping, and image distribution.


Product Development

   The Company believes a strong commitment to ongoing product development is critical to success in the markets in which it competes.

   Product development expenditures include all costs related to designing new or improving existing products. During the year ended December 31, 2001, the Company expensed $53.9 million (10.1% of revenues) for the product development activities of its continuing operations compared to $56.3 million (8.2% of revenues) in 2000, and $62.6 million (6.8% of revenues) in 1999. See MD&A for further discussion of product development expenses, including portions capitalized and their recoverability.

   The markets in which the Company's business units compete continue to be characterized by rapid technological change, resulting in shorter product cycles, higher-performance and lower-
priced   product   offerings,  intense  price   and   performance
competition, and development and support of software standards that result in less specific hardware and software dependencies
by  customers.   The  operating results of the  Company  and  its
competitors will continue to depend on the ability to accurately anticipate customer requirements and technological trends, and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.


Manufacturing and Sources of Supply

   In fourth quarter 1998, the Company sold substantially all of its U.S. manufacturing inventory and assets to SCI Technology Inc. ("SCI"), a wholly owned subsidiary of SCI Systems, Inc., and outsourced to SCI the responsibility for manufacturing substantially all of the Company's hardware products. In November 2001, the Company's three-year manufacturing agreement with SCI expired, completing its manufacturing obligations associated with the closure of the Intergraph Computer Systems business unit. For a complete description of these transactions and their impact on the Company's operating results and cash flows, including exposures associated with the SCI contract, see Note 15 of Notes to Consolidated Financial Statements.

  The Company maintains inventories to meet its hardware warranty and service obligations, and two of the Company's business segments continue light manufacturing and assembly operations. All other business segments purchase hardware from third parties for resale to customers. The Company is not required to carry extraordinary amounts of inventory to meet customer demands.


Sales and Support

  Sales. The Company's products are sold through a combination of direct and indirect channels in approximately 56 countries worldwide. Direct channel sales, which provide most of the Company's revenues, are generated by the Company's direct sales force through sales offices in approximately 43 countries worldwide. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value-added resellers, distributors, and systems integrators.

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

   Customer Support. The Company believes that a high level of customer support is important to the sale of its technical solutions and integration services. Customer support includes pre-installation guidance, customer training, on-site installation, project management, hardware preventive maintenance, repair services, software help desk, and technical support services in addition to consultative professional services. The Company employs engineers and technical specialists to provide customer assistance, maintenance, and training. Maintenance and repair of systems are covered by standard warranties and by maintenance agreements to which most users subscribe. The Company believes that its hardware maintenance revenue will continue to decline as a result of its exit from the hardware business; however, the decline in maintenance revenues may be partially offset by growth in the Company's professional services business. The Company is endeavoring to grow its services business, but revenues from these services typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or software maintenance revenues.


International Operations

   International markets, particularly Europe and Asia, continue in importance to each of the Company's operating segments. Sales outside the United State represented approximately 47% and 52% of total revenues in 2001 and 2000, respectively. European and Asia Pacific revenues represented approximately 28% and 9%, respectively, of total revenues in 2001, compared to 27% and 12%, respectively, in 2000. The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, currency exchange fluctuations, and other factors.

  There are currently wholly owned sales and support subsidiaries of the Company located across Europe. European subsidiaries are supported by service and technical assistance operations located in The Netherlands. Outside of Europe, the Company's products are sold and supported through a combination of subsidiaries and distributorships. At December 31, 2001, the Company had approximately 780 employees in Europe, 580 employees in the Asia Pacific region, and 480 employees in other international locations.

   Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. During 2001, local currencies were the functional currencies for the Company's European subsidiaries. The U.S. dollar was the functional currency for all other international subsidiaries in 2001; however, the Company's Canadian subsidiary changed its functional currency from the U.S. dollar to its local currency in January 2002. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's policy for managing the currency risks associated with its international operations.

   The Company has historically experienced slower collection periods for its international accounts receivable than for similar sales to customers in the United States. The Company continues to experience slow collections throughout the Middle East region, particularly in Saudi Arabia, which was sold effective July 2001. Total accounts receivable from Middle Eastern customers was approximately $13 million at December 31, 2001, and $18 million at December 31, 2000. This number will continue to decrease as a result of the 2001 conversion of
several   of   the   Company's  Middle  East  subsidiaries   into
distributorships.

    For   further   discussion  of  the  Company's  international
operations, see MD&A and Notes 1, 5, and 12 of Notes to Consolidated Financial Statements.


U.S. Government Business

    Total revenue from the U.S. government was approximately $143 million in 2001, $132 million in 2000, and $149 million in 1999, representing approximately 27% of total revenue in 2001, and 19% and 16% of revenue in 2000 and 1999, respectively. The majority of these revenues are attributed to the IGS business segment.

   The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.
Approximately  69%  of  the  Company's  2001  federal  government revenues was earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is fully anticipated that these contracts will remain in effect through their expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of IGS and the Company as a whole.

   The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 2001, and 2000, accounts receivable from the U.S. government totaled approximately $27.7 million and $28 million, respectively.


Backlog

  An order is entered into backlog only when the Company receives a purchase order or a signed contract from a customer. The Company's backlog of unfilled orders at December 31, 2001, and 2000, was $231 million and $268 million, respectively. Substantially all of the December 2001 backlog of orders is expected to be earned and recognized as revenue in 2002.

   The Company does not consider its business to be seasonal, though typically fourth quarter orders and revenues exceed those of other quarters.

   The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.


Competition

   The markets in which the Company competes continue to be characterized by intense price and performance competition. To compete successfully, the Company and others serving these markets must accurately anticipate customer requirements and technological trends, and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company and its competitors engage in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Management of the Company believes that competition will remain intense, particularly in product pricing.

   The Company's competition varies among its business segments. IGS offers a wide range of service-oriented solutions to government and commercial entities. The primary competitors in this diverse market are considered to be Computer Sciences Corporation ("CSC"), Science Applications International Corporation ("SAIC"), International Business Machines Corporation ("IBM"), Electronic Data Systems ("EDS"), CACI International, and Perot Systems.

   The primary competitors of IMGS are ESRI, Autodesk Inc., and MapInfo Corporation.

   Process, Power & Offshore competes with the software products and services of Aveva (including Cadcentre), Bentley Systems,
Inc. ("BSI") (an approximately 31%-owned affiliate of the Company), Rebis Industrial Workgroup Software, Dassault, Systemes, and several smaller companies.

   IPS considers its primary competitors to be Motorola/Printrak International, Inc., Litton PRC, CompuDyne, and TriTech Software Systems in the Public Safety market, and ESRI and GE/Smallworld in the Utilities and Communications GIS markets. In the Outage and Workforce Management market, key competitors are CES, M3i, GE/Smallworld, and MDSI.

   The  primary competitor of Z/I Imaging is LH Systems,  LLC,  a wholly owned subsidiary of Leica Geosystems GIS and Mapping Division. Other competitors in the reconnaissance and photogrammetry businesses include Recon/Optical, Inc., DAT/EM Systems International, ISM, INPHO, Autometric Incorporated (a subsidiary of The Boeing Company), and ERDAS, a wholly owned subsidiary of Leica Geosystems.

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


Licenses, Copyrights, Trademarks, Patents, and Proprietary
Information

   The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's products. Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks.

   As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Personal computer technology, which was used in the Company's workstation and server products, is widely available, and many companies, including Intergraph, have developed and continue to develop patent positions concerning technological improvements related to personal computers, workstations, and servers. It does not appear that the Company will be prevented from using the technology necessary to support existing products, since patented technology is typically available in the industry under royalty-bearing licenses or patent cross licenses, or the technology can be purchased on the open market.

  In addition, computer software technology is increasingly being protected by patents, and many companies, including Intergraph, are developing patent positions for software innovations. It is unknown at the present time whether various patented software technology will be made generally available under license, or whether specific innovations will be held by their inventors and not made available to others. In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements. Patented software techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

   An inability to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.


Risks and Uncertainties

  In addition to those described above and in Item 3, Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See MD&A and Note 2 of Notes to Consolidated Financial Statements for further discussion of these risks and uncertainties.


Employees

  At December 31, 2001, the Company had approximately 4,300 employees. Of these, approximately 1,840 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.


ITEM 2.   PROPERTIES

  The Company's corporate offices and primary development centers are located in Huntsville, Alabama. All of the Company's business segments have headquarters located within the Huntsville facilities. The business segments also maintain sales and support facilities throughout the world.

   The Company owns approximately 1,400,000 square feet of space in Huntsville, of which approximately 1,000,000 square feet is utilized for product development, sales, and administration. The remaining 400,000 square feet is leased or available for lease. The Company also owns approximately 600 acres of unoccupied land adjacent to its Huntsville facilities. The Company maintains sales and support locations in major U.S. cities outside of Huntsville through operating leases.

   Outside the United States, the Company owns 90,000 square feet
of  office  space,  primarily in the United Kingdom.   Sales  and
support   facilities   are   leased  in   the   Company's   other
international locations.

   The Company considers its facilities to be in excess of its requirements, and efforts are underway to lease or sell excess facilities.



ITEM 3.   LEGAL PROCEEDINGS

  The Company filed a legal action on November 17, 1997, in U.S. District Court for the Northern District of Alabama, Northeastern Division (the "Alabama Court"), charging Intel Corporation with unlawful anti-competitive business practices. Intergraph alleges that Intel attempted to coerce the Company into relinquishing certain computer hardware patents to Intel through a series of wrongful acts, including interference with business and contractual relations, interference with technical assistance from third-party vendors, breach of contract, negligence, misappropriation of trade secrets, and fraud based upon Intel's failure to promptly notify the Company of defects in Intel's products and timely correction of such defects, and further alleging that Intel infringed upon the Company's patents. The Company's patents (the "Clipper Patents") define the architecture of the cache memory of Intergraph's Clipper microprocessor. The Company believes this architecture is at the core of Intel's Pentium line of microprocessors and systems. Intel's Pentium 4 processor was not commercially available at the time of the filing of the lawsuit; however, the Company has reason to believe that Intel's Pentium 4 processor infringes the Company's Clipper patents. On December 3, 1997, the Company amended its complaint to include a count alleging violations of federal antitrust laws. Intergraph asserted claims for compensatory and treble damages resulting from Intel's wrongful conduct and infringing acts, and punitive damages in an amount sufficient to punish and deter Intel's wrongful conduct. Additionally, the Company requested that Intel be enjoined from continuing the alleged wrongful conduct which is anticompetitive and/or violates federal antitrust laws, so as to permit Intergraph uninterrupted development and sale of Intel-based products.

  On November 21, 1997, the Company filed a motion in the Alabama Court to enjoin Intel from disrupting or delaying its supply of products and product information pending resolution of Intergraph's legal action. On April 10, 1998, the Alabama Court ruled in favor of Intergraph and enjoined Intel from any action adversely affecting Intel's business relationship with Intergraph or Intergraph's ability to design, develop, produce, manufacture, market, or sell products incorporating, or based upon, Intel products or information. On April 16, 1998, Intel appealed to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"), and on November 5, 1999, the Appeals Court vacated the preliminary injunction that had been entered by the Alabama Court. This ruling by the Appeals Court did not impact the Company's operations due to an Agreement and Consent Order which Intel entered into with the Federal Trade Commission ("FTC") on March 17, 1999, not to restrict sales or take coercive actions such as those alleged by the Company in its lawsuit against Intel.

  On June 17, 1998, Intel filed its answer in the Alabama case, which included counterclaims against Intergraph, including claims that Intergraph had infringed seven patents of Intel. On July 8, 1998, the Company filed its answer to the Intel counterclaims, among other things denying any liability under the patents asserted by Intel. On January 11, 2002, Intel stipulated to the dismissal of one of the alleged counterclaim patents. The Company continues to vigorously defend the remaining counterclaims. The Company does not believe that Intel's remaining counter-claims, including Intel patent counterclaims, will result in a material adverse consequence for the Company.

  On June 17, 1998, Intel filed a motion before the Alabama Court requesting a determination that Intel is licensed to use the Clipper Patents. This "license defense" was based on Intel's interpretation of the Company's acquisition of the Advanced Processor Division of Fairchild Semiconductor Corporation in 1987. On September 15, 1998, the Company filed a cross motion with the Alabama Court requesting summary adjudication of the "license defense" in favor of the Company. On November 13, 1998, the Company amended its complaint to include two additional counts of patent infringement against Intel. The Company requested the court to issue a permanent injunction enjoining Intel from further infringement and to order that the financial impact of the infringement be calculated and awarded in treble to Intergraph. On December 6, 1999, in order to obtain protection under the aforementioned FTC Consent Order, the Company withdrew its request for a patent injunction against Intel's P5 and P6 families of microprocessors. (Intel's P5 and P6 processor families include the Pentium, Pentium Pro, Pentium II, and Pentium III microprocessors, but specifically exclude Intel's Pentium 4, Pentium 4 Xeon, and Itanium families of microprocessors.) On June 4, 1999, the Alabama Court granted the Company's September 15, 1998, motion and ruled that Intel had no license to use the Company's Clipper Patents; however, on October 12, 1999, the Alabama Court reversed its June 4, 1999, order and dismissed the Company's patent claims against Intel based upon Intel's "license defense." The Company appealed the Alabama Court's October 12, 1999, order to the United States Court of Appeals for the Federal Circuit. On March 1, 2001, the Appeals Court reversed the October 12, 1999, decision of the Alabama Court, specifically holding that Intel was never licensed under the Company's Clipper patents. On March 15, 2001, Intel filed a petition for rehearing with the Appeals Court, requesting that it reconsider its March 1, 2001, decision. The Appeals Court subsequently denied Intel's motion for reconsideration on April 9, 2001. Intel has no further recourse with regard to the assertion of the "license defense." The Company believes that the Federal Circuit's March 1, 2001, patent license decision is well supported by law and fact, and the Company will continue to aggressively pursue its patent case for the payment of royalties by Intel for their use of the Company's Clipper technology in Intel's Pentium line of products.

  On March 10, 2000, the Alabama Court entered an order dismissing the antitrust claims of the Company. This dismissal was based in part upon a February 17, 2000, decision by the Appeals Court in another case (CSU v. Xerox). On April 26, 2000, the Company appealed this dismissal to the United States Court of Appeals for the Federal Circuit. The oral argument for this appeal was heard on March 5, 2001. The Appeals Court subsequently denied the Company's appeal on June 8, 2001. The Company does not believe that the dismissal of the antitrust appeal will materially affect the Company's remaining claims or the value of the overall lawsuit.

  On March 17, 2000, Intel filed a series of motions in the Alabama Court to dismiss certain Alabama state law claims of the Company. The Company filed its responses to Intel's motions on July 17, 2000, together with its own motions to dismiss certain Intel counterclaims. Intel's responses were filed on November 3, 2000. The Alabama Court has taken the motions under submission. No oral argument has been scheduled, and no decision has been entered by the Alabama Court.

  The trial date for this case, previously scheduled for June 2000, has been continued until on or after January 1, 2003. Even though the parties have not been required by the Alabama Court to participate in any court-ordered dispute resolution procedures, the parties have agreed to include the Alabama claims in the court-ordered mediation in the Texas case (see the discussion on court-ordered mediation in the following section on the Texas litigation).

  On July 30, 2001, the Company filed a patent infringement lawsuit against Intel in the United States District Court, in the Eastern District of Texas. The Company has asserted allegations that two patents relating to PIC are infringed by Intel's IA-64 EPIC (explicitly parallel instruction computing) processors, including but not limited to Intel's Itanium and McKinley processors. The Company is seeking to prohibit Intel's use of the Company's patented PIC technology through the enforcement of a patent injunction. The case is set for trial on July 1, 2002. Pursuant to local court rules, and the scheduling order of the Texas Court, the case is set for court-ordered mediation, with a court-appointed mediator on April 3, 2002. The parties have agreed that the mediation will address all pending litigation matters between the parties, which currently include the Company's Alabama Clipper claims and Alabama state law claims, the Texas PIC claims and a patent inference action pending in the U.S. Patent & Trademark Office.

   During the course of the Intel litigation, the Company has employed a variety of experts to prepare estimates of the damages suffered by the Company under various claims of injury brought by the Company. The following supplemental damage estimates were provided to Intel in August 2001 in due course of the litigation process: estimated damages for injury covered under non-patent claims of $194 million in lost profits, and estimated additional damages for injury covered under non-patent claims for the loss of the Company's hardware operations of $160 million, and/or approximately $150 million in direct out-of-pocket expenses. Patent claims damages are calculated on a percentage of infringing sales, together with a possible multiplier for willful infringement damages. The Company's supplemental patent royalty damage reports provided to Intel in August 2001 in due course of the litigation process estimate that a reasonable royalty rate for infringed patents could range between 1.75 and 4.75 percent. Intel disputes the Company's damage conclusions, and in the September/October 2001 time frame submitted its own damage reports in the due course of the litigation which differ from the Company's damage reports. The Company's damage reports are estimates only and any recovery of damages in this litigation could be substantially less than these estimates or substantially greater than these estimates depending on a variety of factors that cannot be determined at this time. Factors that could lead to recovery of substantially less than these estimates include, but are not limited to, the failure of the Alabama Court or the Appeals Court to sustain the legal basis for one or more of the Company's claims, the failure of the jury to award amounts consistent with these estimates, the failure of the Alabama Court or the Appeals Court to sustain any jury award in amounts consistent with these estimates, the settlement by the Company of the Intel litigation in an amount inconsistent with these estimates, and the failure of the Company to successfully defend itself against Intel's patent counterclaims in the Alabama Court and in the Appeals Court and a consequential recovery by Intel for damages and/or a permanent injunction against the Company. Factors that could lead to recovery of substantially greater than these estimates include, but are not limited to, success by the Company in recovering punitive damages on one or more of its patent and/or non-patent claims. The Company believes that current and potential legal proceedings relating to the Company's Clipper and PIC patents may have a significant impact on current litigants as well as others in the computer industry. As a result, the Company is mindful that Intel or other potential litigants of the Company may, without intending to obtain control of the corporation, use the threat of an unfriendly takeover bid as a means to force the Company to settle to avert the threat of a takeover.

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

  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.


EXECUTIVE OFFICERS OF THE COMPANY

   Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.


Name                  Age          Position              Officer Since
-----                 ---          --------              -------------
James F. Taylor Jr.   57    Chief Executive Officer
                           and Chairman of the Board         1977

Larry J. Laster       50   Executive Vice President,
                          Chief Financial Officer and
                                   Director                  1987*

Roger O. Coupland     55   President, Intergraph Public
                                 Safety, Inc.                1991

Preetha  R. Pulusani  41    President, Mapping and
                               GIS Solutions                 1997

Gerhard Sallinger     49   President, Process, Power
                                 & Offshore                  2001

William E. Salter     60  President, Intergraph Government
                                 Solutions                   1984

Graeme J. Farrell     59  Executive Vice President, Asia
                             Pacific Operations              1994

Edward A. Wilkinson   68    Executive Vice President         1987

Jack C. Ickes         42   Vice President of Corporate
                                   Services                  2000

David Vance Lucas     40    Vice President and General
                                   Counsel                   2000

Larry T. Miles        41    Vice President of Finance        2001

Eugene H. Wrobel      59   Vice President and Treasurer      1998

* Except for the period from February 1998 through August 2001


   James F. Taylor Jr. joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided design products and for many application specific products. He was elected Vice President in 1977 and
Executive Vice President in 1982. He assumed management responsibility for the Company's Public Safety division in 1995. Effective March 2, 2000, he was elected Chief Executive Officer of Intergraph Corporation. Mr. Taylor was elected Chairman of the Board of Directors effective May 17, 2001. Mr. Taylor holds degrees in mathematics and physics.

   Mr. Laster joined the Company in 1981 and served as Executive Vice President and Chief Financial Officer from February 1987 through February 1998, at which time he resigned from the Company to serve as Chief Operating Officer of a privately owned company specializing in the development, sale and support of business systems for the petroleum distribution and convenience store industries. He rejoined the Company in June 1998 as Chief Financial Officer of Intergraph Public Safety, Inc., a wholly owned subsidiary of the Company. Effective September 10, 2001, Mr. Laster accepted the position of Executive Vice President and Chief Financial Officer of Intergraph Corporation. Mr. Laster holds a bachelor's degree in accounting and is a certified public accountant.

   Dr. Roger O. Coupland joined the Company in 1983 as project manager for the Australian Army AUTOMAP 2 project. Since that time, he has served as manager of the Company's Mapping and Utilities division and subsequently, as the Company's Federal Sales Director. Dr. Coupland was elected Vice President of Intergraph Corporation in 1991, with responsibility for the
Company's Dispatch Management division. In January 2001, he was elected Executive Vice President of Intergraph Corporation. He currently serves as President of the Company's Intergraph Public Safety business segment. Dr. Coupland holds a First Class Honors degree in Physics and a Ph.D. in Theoretical Physics from The University of Nottingham, England.

   Preetha R. Pulusani joined the Company in 1980 as a software engineer, and since that time has held several positions in the areas of marketing and development of mapping technology for the Company. She was elected Vice President in 1997 and has served as Executive Vice President, with responsibility for the Mapping and Geographic Information Systems business of Intergraph, since August 1998. Ms. Pulusani was appointed President of Mapping and Geographic Information Systems in November 2001. Ms. Pulusani holds a master's degree in computer science.

   Gerhard Sallinger joined the Company in 1985 as a district sales manager in Germany and since then held several positions in the area of sales management. He was elected Vice President Europe of Process, Power & Offshore ("PPO") in 1999 and Executive Vice President Sales and Marketing of PPO worldwide in 2001. Mr. Sallinger was appointed as President of PPO in October 2001. Mr. Sallinger holds a degree in chemical engineering.

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

   Graeme J. Farrell joined the Company in February 1986 as the Financial Controller for Intergraph's subsidiaries in Australia and New Zealand. In 1987, the Company appointed him Finance Director for its Asia Pacific region. He was elected Vice President of Business Operations for Asia Pacific in 1994, and in August 1999, he was elected Executive Vice President. Prior to joining the Company, Mr. Farrell was involved in accounting software development for five years, and prior to that he was Finance Director of Dennison Manufacturing's (USA) Australian operations for five years. Mr. Farrell is a Chartered Secretary and qualified accountant holding a public practice certificate.

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

  David Vance Lucas joined the Company in 1994 as a staff attorney responsible for corporate, commercial, and intellectual property representation. He was promoted to Senior Counsel in 1997 and elected Vice President and General Counsel in 2000. Mr. Lucas continues to represent the Company in the areas noted above, as well as managing the Company's litigation. Prior to joining the Company, Mr. Lucas was a partner with the law firm of Johnson, Johnson & Moore. He is admitted to practice before the United States Supreme Court, United States Court of Appeals for the Federal Circuit and the Eleventh Circuit, as well as the Federal and State Courts within Alabama. Mr. Lucas holds a bachelor's degree in corporate finance and economics and a juris doctor in law.

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

  Eugene H. Wrobel joined the Company in 1982 as Finance Director for Europe. He returned to the U.S. in August 1985 as Director of International Finance, and in January 1990 was appointed Director of Business Operations for the Americas (the United States, Canada, and Latin America). He transferred into the Treasury Department in April 1998 and was elected Vice President and Treasurer in November 1998. Before joining Intergraph, Mr. Wrobel was the Vice President and Controller for DYATRON, a public computer services company, and prior to that he worked in public accounting for six years. He holds a bachelor's degree in accounting and is a certified public accountant.


                             PART II

ITEM 5.   MARKET   FOR   THE COMPANY'S  COMMON STOCK AND  RELATED
       SHAREHOLDER MATTERS

   The  information appearing under "Dividend Policy" and  "Price
Range  of  Common Stock" on page 60 of the Intergraph Corporation
2001 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 2001, appearing under "Five-Year Financial Summary" on the inside front page of the Intergraph Corporation 2001 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing on pages 14 to 32 of the Intergraph Corporation 2001 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
        RISK

   Information relating to the Company's market risks appearing under "Impact of Currency Fluctuations and Currency Risk Management" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 26 to 30 of the Intergraph Corporation 2001 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and report of independent
auditors   appearing  on  pages  33  to  60  of  the   Intergraph
Corporation 2001 Annual Report to shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 9.   CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                      ELECTION OF DIRECTORS

   The Board of Directors has fixed the number of members of the Board at seven by resolution pursuant to the authority granted by the Bylaws of the Company. There are seven directors at present. The directors of the Company are currently elected at each annual meeting of shareholders and serve for a term of one year.

   The Board of Directors proposes that the seven nominees listed below be elected as directors to serve for a term of one year and until their respective successors are duly elected and qualified, subject to their prior death, resignation, retirement, disqualification, or removal from office. Proxies may not be voted for more than seven persons. In accordance with the Company's Bylaws, Mr. Taylor was elected as Chairman of the Board of Directors on May 17, 2001, at the meeting of the Board.

   It is the intention of the persons named in the proxy to vote the proxies for the election of the nominees listed below, all of whom are presently directors of the Company. If any nominee should become unavailable to serve as a director for any reason (which is not anticipated), the persons named as proxies reserve full discretion to vote for such other person or persons as may be nominated.

   The nominees for director, together with certain information regarding them, are as follows:

                           Positions/Offices       Director of the
Name and Age               with the Company         Company Since
------------               -----------------       ---------------
James F. Taylor Jr. (57)  Chairman of the Board,        1973
                         Chief Executive Officer,
                          and Director

Larry J. Laster (50)     Executive Vice President,      1987
                         Chief Financial Officer,
                             and Director

Sidney L. McDonald (63)        Director                 1997

Thomas J. Lee (66)             Director                 1997

Lawrence R. Greenwood (62)     Director                 2000

Joseph C. Moquin (77)          Director                 2000

Linda L. Green (50)            Director                 2001

   Mr. Taylor joined the Company in July 1969, shortly after its formation, and is considered a founder. Mr. Taylor was elected Chief Executive Officer March 2, 2000. He served most recently as Chief Executive Officer of Intergraph Public Safety, Inc., a wholly owned subsidiary of the Company. Mr. Taylor was elected Chairman of the Board of Directors on May 17, 2001.

   Mr. Laster joined the Company in 1981 and served as Executive Vice President and Chief Financial Officer from February 1987 through February 1998, at which time he resigned from the Company to serve as Chief Operating Officer of a privately owned company specializing in the development, sale, and support of business systems for the petroleum distribution and convenience store industries. He rejoined the Company in June 1998 as Chief Financial Officer of Intergraph Public Safety, Inc., a wholly owned subsidiary of the Company. In September 2001, Mr. Laster was elected Executive Vice President and Chief Financial Officer of Intergraph Corporation.

  Mr. McDonald served as President of Brindlee Mountain Telephone Company, a provider of local telephone services in north Alabama, from 1961 until his retirement in July 2000. Mr. McDonald is a founder of Deltacom Long Distance Services, Inc. and served as its Chief Executive Officer from 1984 through 1996. He also served as Chief Executive Officer of Marshall Cellular, a cellular telephone service company, from 1988 through 1996, and of Southern Interexchange Services, a fiber optic telecommunications network, from 1990 through 1996. Mr. McDonald has served in the Alabama Legislature and as Finance Director for the State of Alabama.

   Mr. Lee is a founder of Lee and Associates, an engineering services firm specializing in guided missile systems, and has served as its President since January 1997. He was employed for thirty-six years by NASA, and was the Director of the George C. Marshall Space Flight Center from June 1989 through January 1994. Mr. Lee served as Special Assistant to the NASA Administrator for Access to Space from January 1994 through March 1995. Mr. Lee is a registered professional engineer and is a member of numerous advisory boards and committees within his field.

   Dr. Greenwood serves as Vice President of Research at the University of Alabama in Huntsville and has served in that capacity since August 1998. He spent fifteen years with NASA, serving as Director of the Earth Observations Division in NASA Headquarters and, most recently, as Manager of the Global Hydrology and Climate Center in Huntsville from September 1994 through August 1998. He served as President of Nichols Research Corporation, an information technology company specializing in information solutions and services, from 1991 to 1994. He also served as Vice President and General Manager of the General Electric Astro Space Division from 1988 to 1991. Dr. Greenwood is a member of the Alabama Aerospace Commission and is a registered professional engineer and a certified financial planner.

    Mr. Moquin retired from Teledyne Brown Engineering, an aerospace corporation specializing in ballistic missile defense and space systems, in 1989 after thirty years of service. At the time of his retirement, he was serving as Chairman and Chief Executive Officer. He served as Interim President of the University of Alabama in Huntsville from September 1990 through July 1991. He served on the Board of Directors of SCI Systems, Inc. ("SCI"), an international electronics manufacturing services provider, from 1992 through 1997, and served as a Director
Emeritus, non-voting director, for SCI from 1997 to 2000. Mr. Moquin is a registered professional engineer and has served on numerous advisory boards and committees within his field.

   Mrs. Green serves as Chief Executive Officer of the Northern Region of Colonial Bank, the fiftieth largest bank in the United States, and has served in that capacity since June 2000. From July 1993 to June 2000, Mrs. Green served as President and Chief Executive Officer of the Huntsville/Tennessee Region of Colonial Bank. In January 2002, she was confirmed by the Alabama Senate to serve on the State of Alabama's Ethics Commission. She also serves on the University of Alabama in Huntsville Foundation. Her past service includes Vice Chair and Chair of the Alabama Space Science Commission, the Von Braun Center Board of Control, the Alabama State Banking Board, 1998 Chair for the Huntsville Madison County Chamber of Commerce, the Board of United Way and numerous other civic and charitable organizations.


     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities, if any, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and, in the case of the Company, with The Nasdaq Stock Market. Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on review of the copies of such forms and any amendments thereto furnished to the Company, or on written representations that no forms were required, the Company believes that during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met, except that Preetha Pulusani, an Executive Vice President of the Company and President of Intergraph Mapping and GIS Solutions, filed one late report covering one transaction.

   Information relating to the executive officers of the  Company appearing under "Executive Officers of the Company" on  pages  12 to 13 in this Form 10-K Annual Report is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

   Information relating to compensation of certain executive officers of the Company, the policies and practices of the Company relative to executive compensation, and the performance of the Company's stock are presented in this section. This information consists of a summary compensation table, information on stock option grants, exercises, and year-end values, director compensation, information on employment contracts, the Report of the Compensation Committee, and a graph depicting the five-year performance of the Company's stock against the performance of peer companies and the Standard & Poor's 500 Stock Index.


Summary Compensation Table

   The following table summarizes the compensation of James F. Taylor Jr., Chairman of the Board and Chief Executive Officer of the Company, and the four most highly compensated executive officers of the Company who were serving as such at December 31, 2001.


                                                                       Long-Term
                                                                      Compensation
                                       Annual Compensation               Awards
                               -----------------------------------    ------------
                                                         Other         Securities
Name and                                                Annual         Underlying      All Other
Principal Position       Year  Salary($)  Bonus($)  Compensation($)    Options(#)    Compensation($)
------------------       ----  ---------  --------  --------------     ----------    ---------------
                                                          (1)
James F. Taylor Jr., (2) 2001  300,000        ---             ---           ---          7,422
Chairman of the Board
and Chief Executive
Officer                  2000  284,302        ---             ---           ---          8,189


William E. Salter,   (3) 2001  260,000    195,000             ---        40,000          7,625
President, Intergraph    2000  196,800        ---             ---           ---          6,174
Government  Solutions    1999  145,600        ---             ---           ---          5,346

Gerhard Sallinger,
President, Process,  (4) 2001  194,166     72,078             ---        25,000         15,686
Power & Offshore

Graeme J. Farrell,   (5) 2001  225,000     35,631          20,318           ---         38,432
Executive Vice
President,  Asia         2000  204,789        ---          29,622        20,000         29,686
Pacific  Operations      1999  190,000        ---          29,825           ---         28,964

Roger O. Coupland,   (6) 2001  250,000        ---             ---           ---          7,572
President, Intergraph    2000  220,191        ---             ---        30,000          6,694
Public Safety, Inc.



(1) "Other Annual Compensation" for each of the named executives does not include the value of certain personal benefits, if any, furnished by the Company or for which it reimburses the named executives, unless the value of such benefits in total exceeds the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table for the named executive.

(2) Mr. Taylor was elected Chief Executive Officer of the Company on March 2, 2000. Effective on that date, Mr. Taylor's annual salary was set at $300,000. Mr. Taylor was elected Chairman of the Board of Directors effective May 17, 2001. "All Other Compensation" for Mr. Taylor consists of the following:

                                          2001        2000
                                         ------      ------
         Retirement plan contribution    $5,100      $6,464
         Term life insurance *            2,322       1,725
                                         ------      ------
         Total                           $7,422      $8,189
                                         ======      ======

(3) Dr. Salter  first  became an executive officer of the Company
  in 1989.    "All Other Compensation" for Dr. Salter consists of
  the following:

                                   2001        2000       1999
                                  ------      ------     ------
  Retirement plan contribution    $4,250      $4,920     $3,640
  Term life insurance *            3,375       1,254      1,706
                                  ------      ------     ------
  Total                           $7,625      $6,174     $5,346
                                  ======      ======     ======

(4) Mr. Sallinger first became an executive officer of the Company in 2001. "All Other Compensation" for Mr. Sallinger consists of the following:

                                               2001
                                             -------
         Retirement plan contribution        $ 7,767
         Social security contribution          7,919
                                             -------
         Total                               $15,686
                                             =======

   Mr. Sallinger's compensation is paid in European currencies that fluctuate in value against the U.S. dollar.

(5) Mr. Farrell first became an executive  officer of the Company
  in 1999.   "Other Annual Compensation" for Mr. Farrell consists
  of the following:

                                 2001       2000        1999
                               -------    -------     -------
      Car allowance            $10,575    $14,159     $15,093
      Education assistance for
       dependant                 1,275      8,015       8,183
      Supplemental health
       insurance                 8,205      7,448       6,549
      Other                        263        ---         ---
                               =======    =======     =======
      Total                    $20,318    $29,622     $29,825

  "All Other Compensation" for Mr. Farrell consists of the following:

                                    2001        2000      1999
                                  -------     -------   -------
   Retirement plan contribution   $22,818     $19,670   $19,463
   Income protection insurance      3,147       2,552     2,518
   Term life insurance *           12,467       7,464     6,983
                                  -------     -------   -------
   Total                          $38,432     $29,686   $28,964
                                  =======     =======   =======

(6) Dr. Coupland first became an executive officer of the Company in 2000. "All Other Compensation" for Dr. Coupland consists of the following:

                                         2001       2000
                                        ------     ------
     Retirement plan contribution       $5,250     $5,452
     Term life insurance *               2,322      1,242
                                        ------     ------
     Total                              $7,572     $6,694
                                        ======     ======

* Premium payments for term life insurance were not made to split-dollar insurance arrangements.

Stock Option Grants, Exercises and Year-End Values

   Grants. The Company from time to time awards stock options to key employees, including executive officers and directors, pursuant to stock option plans approved by the shareholders of the Company. The following table sets forth information concerning options granted under these plans to the Named Executive Officers during the year ended December 31, 2001.


                                    OPTION GRANTS (1)
--------------------------------------------------------------------------------------
                      Number of    Percent of
                      Securities  Total Options
                      Underlying   Granted to                               Grant Date
                       Options      Employees     Exercise      Expiration    Present
   Name               Granted (#)    in 2001   Price per Share     Date      Value (2)
------------          ----------- ------------ ---------------  ----------  ----------
William E. Salter,      40,000        17%          $11.88        8/13/2011   $280,185
President, Intergraph
Government Solutions

Gerhard Sallinger,      25,000        11%          $10.89       10/30/2011   $158,754
President, Process,
Power & Offshore


(1) Options were granted at fair market value on the date of grant. Fair market value is the closing sale price of the
  Company's stock as reported on The Nasdaq Stock Market. Options first become exercisable two years from the date of grant and vest at a rate of 25% per year from that point, with full vesting on the fifth anniversary of the grant date. Options are granted for a term of ten years from the date of grant.

(2) The grant date present value of the options was determined using the Black-Scholes option-pricing model. Estimated values determined using this model are based on the market value of the stock on the date of grant, the exercise price of the option, and on assumptions as to the risk-free rate of return, volatility of the Company's stock price, and expected term of the option. Dividend yield is excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations. Assumptions used in valuing the grants included an expected volatility of 73% and an expected option life of 1.09 years after vest date. Risk-free rates of return were determined separately for each of the serial vesting periods of the options and ranged from 3.32% to 4.57%.

  The actual value, if any, an executive may realize from the exercise of a stock option will equal the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using the Black-Scholes model, or that any value will be realized.

  Exercises.  There were no options exercised by any of the Named
Executive Officers during the year ended December 31, 2001.

  Year-End Values.   The following table sets forth the number of
securities underlying unexercised stock options held by the Named
Executive Officers at December 31, 2001.


                           Number of Securities         Value of Unexercised
                          Underlying Unexercised            In-the-Money
                          Options at Year End (#)     Options at Year End ($)
                       ---------------------------  ---------------------------
     Name              Exercisable   Unexercisable  Exercisable   Unexercisable
----------------       -----------   -------------  -----------   -------------

James F. Taylor Jr.,
Chairman of the Board
and Chief Executive
Officer                  10,000         10,000        83,650         83,650

William E. Salter,
President, Intergraph
Government Solutions        ---         40,000           ---         74,400

Gerhard Sallinger,
President, Process,
Power & Offshore          6,250         53,750        42,825        305,255

Graeme J. Farrell,
Executive Vice President,
Asia Pacific Operations  16,250         23,750        68,820        191,715

Roger O. Coupland,
President, Intergraph
Public Safety, Inc.      20,000         40,000       109,800        328,975

   The value of unexercised in-the-money options is determined as the excess of the closing sale price of the Company's Common Stock as reported on The Nasdaq Stock Market on December 31, 2001, over the exercise prices of the options held by the Named Executive Officers.


Compensation of Directors

   Directors who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors receive an annual retainer of $20,000, paid in quarterly installments, plus $500 for each Board and committee meeting attended. Other compensation includes mileage paid at $.30 per mile for each member whose home is more than 25 miles from Intergraph headquarters and $50 for each hour traveled, computed round trip. In addition, any commercial travel expenses are fully reimbursed. All directors received the full annual retainer in 2001, except for Mrs. Green who received $10,000 for her period of service after election to the Board of Directors in May 2001.

   The Intergraph Corporation Nonemployee Director Stock Option Plan was approved at the 1998 Annual Shareholders' Meeting. Under this plan, any new non-employee director is granted an option to purchase 3,000 shares of the Company's Common Stock upon his or her first election to the Board. At each annual meeting of shareholders, each non-employee director re-elected to the Board is granted an option to purchase an additional 1,500 shares of the Company's Common Stock. The exercise price of each option granted is the fair market value of the Company's stock on the date of grant. Options are granted for a term of ten years from the date of grant. Options first become exercisable one year from the date of grant and vest at a rate of 33% per year from that point, with full vesting on the third anniversary of the date of grant.


Employment Contracts

   Mr. Farrell holds an employment agreement with the Company and one of its Australian business entities that provides him a fixed base salary, supplemental health insurance, supplemental defined contribution pension and life insurance benefits, and expense allowances for a vehicle and other personal expense items. The contract is open-ended, but may be terminated by either party with three months' written notification. The termination provisions of his contract provide for severance benefits calculated as a function of his length of service under the agreement up to a maximum of two years' base salary.

   Mr. Sallinger holds an employment agreement with one of the Company's European business entities. The employment agreement provides him a fixed base salary, a permanent advance for travel expenses, and a vehicle. The contract is open-ended, but may be terminated by either party giving a notice of six weeks prior to the end of a quarter. A contract penalty equal to the last gross monthly salary may apply if the employment relationship is terminated prematurely.


Report of the Compensation Committee

  The Compensation Committee of the Board of Directors is composed of all non-employee directors. The following Committee report reflects the Committee's activities in 2001 with regard to executive compensation. The Committee held two meetings wherein it made compensation decisions based upon recommendations by the Company's Chief Executive Officer ("CEO"), as well as based upon its own subjective evaluations. This report also describes the basis for compensation recommendations for 2001, and the objectives that the Committee followed in reviewing and determining executive compensation for 2001, as well as for future years.


Committee Charter and Objectives

   In accordance with its Charter, the responsibilities of the Committee include the oversight of the Company's executive officer compensation policies and practices. In fulfilling these responsibilities, the committee conducts an annual review of the Company's executive compensation programs and policies in order to attain the following objectives:

o offer fair and competitive base salaries consistent with the Company's position in the markets in which it competes,
o reward executive officers for corporate and individual performance through incentive bonus programs,
o encourage future performance through the use of long-term incentives such as stock options, and
o encourage executive officers to acquire and retain ownership of the Company's Common Stock.

   The Company's executive compensation programs and policies are intended to enable the Company to attract, retain, and motivate the highest quality of management talent. To achieve this objective, the Committee utilizes annual base salaries together with annual and long-term incentives tied to corporate performance and increases in shareholder value. As a result, the Committee works closely with the Administrative Committee of the Company's Employee Stock Option Plan ("the Administrative Committee") in the provision of incentive stock options and non-qualified stock options to executive officers and other key employees of the Company. The Administrative Committee reviews and determines the award of individual employee stock option grants under the Company's Employee Stock Option Plan. See "Compensation Committee Interlocks and Insider Participation" following for a summary of the options granted to the Company's executive officers and directors during 2001.


Executive Officer Compensation for 2001

  For  2001,   the   CEO  was   responsible  for  formulating   a
recommendation for the compensation of all other executive officers of the Company based on the authority and discretion granted the CEO by the Board of Directors. The CEO and the Committee also reviewed and considered independent industry survey results concerning the compensation practices of similarly situated companies, including, where available, specific regional, industry, and competitor compensation data (including that of the peer companies in the performance graph following this report). Based upon a review of the information received, their own business experience, and the recommendations of the CEO, the Committee approved the compensation recommendations of the CEO.

   Each of the Business Segment Presidents participates in a formal bonus plan that is tied to the financial performance of the segment. There is no bonus until the Executive reaches the income from operations targets established in the segment's
Annual Operating Plan. As the Executive exceeds the planned performance, bonuses are earned. The bonus is capped at twice the Executives' annual salary. There is no formal cash bonus plan for executive officers that are not responsible for a segment or a geographic region, but exceptional individual performance is occasionally rewarded by a cash bonus. Overall corporate performance neither guarantees nor precludes the award of bonuses, but may influence the amount of such bonuses. Sales executives are paid a base salary that approximates 70% of the executives' total potential annual compensation. The base salary amount may be supplemented in amounts up to an additional 30% of total potential compensation if certain order and revenue objectives are met.

  The granting of stock options to purchase shares of the Company's stock over a ten-year period at a specified price is the primary means of providing long-term incentive to executive officers to perform in a manner that benefits themselves, the Company, and the Company's shareholders. There were no standard performance factors, applicable to either the individual and his or her job performance or the financial performance of the Company, considered by the Administrative Committee. Decisions to award stock options were based upon subjective evaluations of job performance and expected contribution to the Company. Stock options have also been used to attract new employees. Previous option awards are considered when awarding new options. With respect to incentive stock options, such options may not exceed the amounts permitted under applicable Internal Revenue Code provisions. The Committee reviewed and approved the recommendations of the CEO with regard to the award of stock options, for both existing executive officers' compensation plans as well as new executive officers retained during 2001.

  In the past, the Company has on occasion entered into employment agreements with key executives. Such agreements specified the terms of employment, including duration, separation benefits, and compensation. Under most circumstances, separation amounts do not exceed the balance of compensation due for the remaining unfulfilled term of the agreement. Executives without employment agreements who are terminated through a workforce reduction or job elimination receive severance pay based on standard Company policy applicable to all employees. During 2001, the Committee assimilated all employment agreements existing between the Company and individual employees. The Committee obtained copies of all such employment agreements, in order to determine which agreements remained in effect with Company executive officers. At the end of 2001, only three such employment agreements remained in existence between the Company and executive officers. During 2001, one such agreement expired in accordance with its terms, and a second was exercised when the executive terminated employment with the Company. Additionally, during 2001, an employee of Intergraph (Deutschland) GmbH was promoted to President of the Company's PP&O segment, thereby becoming an executive officer of the Company. Said employee had a preexisting employment agreement with Intergraph (Deutschland) GmbH at the time of his promotion, which will remain effective in his present capacity. The agreement does not address the executive officer's current employment with the Company as President of PP&O. The CEO did not recommend, nor did the Committee approve, any new employment agreements during 2001.


CEO Compensation

   There was no change in the compensation of the CEO for 2001. The Committee did not utilize any standard corporate or individual performance factors in its determination of CEO compensation for 2001. The Committee establishes the compensation for the CEO solely on the subjective evaluation of the performance of the CEO and the level of compensation paid to similar executives.

Members of the Compensation Committee:  Sidney L. McDonald, Chair
                                        Linda L. Green
                                        Lawrence R. Greenwood
                                        Thomas J. Lee
                                        Joseph C. Moquin


Compensation Committee Interlocks and Insider Participation

   The Administrative Committee of the Company's stock option plan, which is appointed by and comprised of all current members of the Board of Directors, may award both incentive stock options and non-qualified stock options to executive officers and other key employees. Members of the Administrative Committee who are also employees of the Company, including James F. Taylor Jr., Chairman of the Board and Chief Executive Officer, and Larry J. Laster, Chief Financial Officer, are eligible to receive options under the Plan. During the year ended December 31, 2001, the Administrative Committee awarded options for a total of 239,000 shares of the Company's Common Stock. Of this total, options for 174,000 shares were awarded to directors and executive officers of the Company, including 9,000 options granted under the Nonemployee Director Stock Option Plan, 65,000 granted to the Named Executive Officers, and 20,000 granted to Mr. Laster.

   During  the year ended December 31, 2001, no executive officer of  the  Company  served as a director or  as  a  member  of  the
compensation   committee,  or  committee  performing   equivalent
functions, of another business entity.


Performance Graph

   The following graph sets forth, for the five-year period ended December 31, 2001, a comparison of the cumulative total shareholder return to the Company's shareholders with that of the Software and Services Index, and that of the Standard & Poor's 500 Stock Index. The Company uses the Media General Computer Software and Services Index as the best representation of the companies with which its business segments compete. The cumulative total return for this index was provided to the Company by Media General Financial Services. Total shareholder return for each was determined by adding a) the cumulative amount of dividends for a given year, assuming dividend reinvestment, and b) the difference between the share price at the beginning and at the end of the year, the sum of which was then divided by the share price at the beginning of such year. The graph assumes $100 was invested on December 31, 1996.

               Comparative Five-Year Total Returns
                  Software and Services Index,
  Standard & Poor's 500 Stock Index, and Intergraph Corporation


                   1996     1997   1998    1999    2000    2001
Software and       ----     ----   ----    ----    ----    ----
  Services Index   $100     $121   $180    $309    $186    $164
S&P 500            $100     $133   $171    $208    $189    $166
Intergraph         $100     $ 98   $ 56    $ 46    $ 59    $134



ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

   As  of  January  31,  2002, there were outstanding  49,919,242 shares of the Company's common stock, $.10 par value (the "Common
Stock").   Holders of Common Stock are entitled to one  vote  per
share on all matters to be voted upon by shareholders.

   The following table sets forth information as of January 31, 2002, as to:

     (a) the only persons who were known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company,

     (b) the shares of Common Stock beneficially owned by the directors and nominees of the Company,

     (c) the  shares  of Common Stock beneficially owned by James
     F. Taylor Jr., Chairman of the Board and Chief Executive Officer of the Company, who is also a director and nominee; and the four most highly compensated executive officers of the Company who were serving as such at December 31, 2001, (collectively, Mr. Taylor and the four most highly compensated executive officers are the "Named Executive Officers"), and

     (d) the shares of Common Stock beneficially owned by all directors, nominees, Named Executive Officers, and all other executive officers of the Company as a single group.

                                     Number of       Percentage of Total
                                 Shares Beneficially    Common Stock
         Name  (1)                     Owned  (2)        Outstanding (3)
-------------------------------- ------------------- -------------------
Intergraph Corporation Stock
 Bonus  Plan  Trust                   4,584,095  (4)          9.2%

Dimensional Fund Advisors, Inc.       2,628,600  (5)          5.3%

Gardner Lewis Asset Management,
 L.P.                                 2,563,556  (6)          5.1%

Director Nominees
-------------------
 James F. Taylor Jr.                    134,964  (7)            *

 Sidney L. McDonald                      94,500  (8)            *

 Larry J. Laster                         35,947  (9)            *

 Thomas J. Lee                            7,500 (10)            *

 Joseph C. Moquin                         2,000 (11)            *

 Lawrence R. Greenwood                    1,200 (12)            *

 Linda L. Green                           6,151 (13)            *


Highest Compensated
Executive Officers
--------------------
 William E. Salter                      265,135 (14)            *

 Gerhard Sallinger                       16,250 (15)            *

 Graeme J. Farrell                       17,587 (16)            *

 Roger O. Coupland                       32,847 (17)            *


All directors, nominees, and
executive officers as a  group
(18 persons), including the
foregoing directors, nominees,
and Named Executive Officers            682,056 (18)          1.4%
-------------------------------

* Less than 1%


(1) The address of the Stock Bonus Plan Trust is Mellon Bank, c/o The Boston Company, 1 Boston Place, Boston, MA 02108. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean
   Avenue, 11th Floor, Santa Monica, CA 90401.   The address  of
   Gardner Lewis Asset Management, L.P. is 285 Wilmington-West Chester Pike, Chadds Ford, PA 19317.

(2)   Unless   otherwise  noted,  the  indicated owner  has sole
   voting power and sole investment power.

(3) Shares issuable upon exercise of stock options that are exercisable within 60 days of January 31, 2002, are considered outstanding for the purpose of calculating the percentage of total outstanding Common Stock owned by directors, executive officers, and by directors, nominees, and executive officers as a group. Such shares are not considered outstanding for the purpose of calculating the percentage of total outstanding Common Stock owned by any other person or group.

(4) Voting rights of the Common Stock held by the Stock Bonus Plan Trust are passed through to participants in the Stock
   Bonus Plan,  which   is  a  Company-sponsored retirement plan
   covering substantially all U.S. employees of the Company. However, if Plan participants do not properly complete, sign, and return their voting instructions to the Trustee of the Plan, the Trustee votes their shares in accordance with the instructions of a majority of the participants exercising such voting rights. On December 5, 2000, the Company's Board of Directors resolved to terminate the Stock Bonus Plan effective December 31, 2000. The Plan was submitted to the Internal Revenue Service ("IRS") and the SEC in April 2001,
   for  determination  of  the  Plan's   tax qualified status on
   termination and for confirmation that the special stock buy-back provisions comply with federal securities laws. In November 2001, the Company was contacted by the IRS and the SEC requesting additional information in order to complete their reviews. The Company has responded to those requests. As of January 31, 2002, the IRS examiner has reviewed and
   approved  the   request.  The  Plan  has  now moved to senior
   level review. Upon receipt of a favorable determination letter from the IRS that the Plan is qualified at termination, each Plan participant will be entitled to receive a lump sum distribution of his or her account balance or to rollover the account balance into an Individual Retirement Account or other qualified plan, and the trust will be dissolved.

(5) As set forth on Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2002.

(6) As set forth on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002. Gardner Lewis Asset
   Management, L.P. has sole voting power over 2,486,256 of these shares.

(7) This figure includes 74,964 shares allocated to Mr. Taylor under the Stock Bonus Plan and 10,000 shares over which Mr. Taylor holds immediately exercisable stock options. This figure excludes 100,000 shares owned by his wife as to which Mr. Taylor expressly disclaims beneficial ownership.

(8)   This   figure  includes  4,500  shares  issuable  upon the
   exercise of stock options held by Mr. McDonald.

(9) This figure consists of 19,900 shares owned jointly by Mr. Laster and his wife as to which voting and investment powers are shared, 3,047 shares allocated to Mr. Laster under the Stock Bonus Plan, and 13,000 shares issuable upon the exercise of stock options held by Mr. Laster.

(10) This figure includes 4,500 shares issuable upon the exercise of stock options held by Mr. Lee.

(11)  This  figure  includes  1,000  shares  issuable  upon the
   exercise of stock   options  held by Mr. Moquin and excludes
   200 shares owned by Mr. Moquin's wife as to which Mr. Moquin expressly disclaims beneficial ownership.

(12) This figure includes 1,000 shares issuable upon the exercise of stock options held by Dr. Greenwood.

(13)  This figure excludes 2,051 shares owned by  Mrs. Green's
   husband   as   to  which  Mrs.  Green  expressly  disclaims
   beneficial ownership.

(14) This figure consists of 147,200 shares owned jointly by Dr. Salter and his wife as to which voting and investment powers are shared and 117,935 shares allocated to Dr. Salter under the Stock Bonus Plan.

(15) This figure includes 8,750 shares issuable upon the exercise of stock options held by Mr. Sallinger.

(16)  This  figure  includes  581  shares  owned jointly by Mr.
   Farrell and his wife as to which voting and investment powers are shared and 16,250 shares issuable upon the exercise of stock options held by Mr. Farrell.

(17)  This  figure  includes  2,345  shares  allocated  to  Dr.
   Coupland under the Stock Bonus Plan and 20,000 shares issuable upon the exercise of stock options held by Dr.
   Coupland.

(18) This figure includes 204,891 shares allocated to such persons under the Stock Bonus Plan and 105,875 shares issuable upon the exercise of stock options.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
FORM 8-K
                                                                 Page in
                                                              Annual Report *
                                                              ---------------
(a) 1) The following consolidated financial statements of
        Intergraph Corporation and  subsidiaries and  the
        report   of  independent   auditors  thereon  are
        incorporated  by  reference  from  the Intergraph
        Corporation 2001 Annual Report to shareholders:

        Consolidated Balance Sheets at December 31,
         2001, and 2000                                             33

        Consolidated Statements of Operations for the
         three  years ended December 31, 2001                       34

        Consolidated Statements of Cash Flows for the
         three  years ended December 31, 2001                       35

        Consolidated Statements of Shareholders' Equity
         for  the three years ended December 31, 2001               36

        Notes to Consolidated Financial Statements                 37-59

        Report of Independent Auditors                              60

    * Incorporated by reference from the indicated pages of the 2001 annual report to shareholders.

                                                                  Page in
                                                                 Form 10-K
                                                                 ---------
    2) Financial Statement Schedule:

       Schedule  II  -  Valuation  and  Qualifying  Accounts
        and Reserves for the three years ended December 31,
        2001                                                        30

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

    3) Exhibits

                                                                       Page in
       Number                   Description                           Form 10-K
       ------ ---------------------------------------------------     ---------

       3(a)   Certificate of Incorporation, Bylaws, and
              Certificate of Merger (1)

       3(b)   Amendment to Certificate of Incorporation (2)

       3(c)   Restatement of Bylaws (3)

       4      Shareholder Rights Plan, dated August 25,
              1993  (4), and amendments dated March 16,
              1999 (10) and March 5, 2002 (5)

       10(b)  Amended and Restated Loan and Security Agreement,
              by and between Intergraph   Corporation   and
              Foothill Capital Corporation, dated November 30, 1999 (12) and amendment dated August 1, 2001

       10(c)* Intergraph Corporation 1997 Stock Option Plan (6)
              and amendment dated January 11, 1999 (11)

       10(d)  Indemnification Agreement between Intergraph
              Corporation and each member of the Board of Directors of the Company dated June 3, 1997 (7)

       10(e)* Intergraph Corporation Nonemployee Director
              Stock Option Plan (8)

       10(f)  Asset Purchase Agreement by and among SCI
              Technology  Inc. as Buyer and Intergraph
              Corporation as Seller dated November  13,
              1998, with Exhibits and Schedule 1 (9)

       10(h)* Employment Contract of Graeme J. Farrell dated
              March 26, 1997 (13)

       10(i)* Employment Contract of Lewis N. Graham, Jr.
              dated February 6, 2001 (13)

       10(j)* Z/I Imaging Corporation 1999 Stock Option Plan (13)

       10(k)* Z/I Imaging Corporation 2000 Stock Option Plan (13)

       10(l)* Intergraph Corporation 2002 Stock Option Plan

       10(m)* Employment Contract dated October 24, 1985, of
              Gerhard Sallinger

       13     Portions of the Intergraph Corporation 2001 Annual
              Report to Shareholders incorporated by reference in this Form 10-K Annual Report

       21     Subsidiaries of the Company                                  31

       23     Consent of Ernst & Young LLP, Independent Auditors           32

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

      (5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 8-K dated March 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

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

      (13) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, under the Securities Exchange Act of 1934, File No. 0-9722.

(b) Reports on Form 8-K - on March 8, 2002, the Company filed a Current Report on Form 8-K, reporting a resolution by the Company's Board of Directors to amend the Rights
       Agreement.

(c)    Exhibits  -  the  response  to this  portion  of  Item  14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.


Information contained in this Form 10-K Annual Report includes statements that are forward looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report.


                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     INTERGRAPH CORPORATION

             By /s/ James F. Taylor Jr.     Date:  March 14, 2002
                -----------------------
                    James F. Taylor Jr.

    Chairman of the Board, Chief Executive Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                           Date
                                                          ------
/s/ James F. Taylor Jr.    Chairman of the Board,     March 14, 2002
-----------------------    Chief Executive Officer
    James F. Taylor Jr.    and Director


/s/ Larry J. Laster        Executive Vice President,  March 14, 2002
-----------------------    Chief Financial Officer,
    Larry J. Laster        and  Director (Principal
                           Financial and  Accounting
                           Officer)

/s/ Lawrence R. Greenwood        Director             March 14, 2002
-------------------------
    Lawrence R. Greenwood


/s/ Thomas J. Lee                Director             March 14, 2002
--------------------
    Thomas J. Lee


/s/ Sidney L. McDonald           Director             March 14, 2002
-----------------------
    Sidney L. McDonald


/s/ Joseph C. Moquin             Director             March 14, 2002
---------------------
    Joseph C. Moquin


/s/ Linda L. Green                Director             March 14, 2002
--------------------
    Linda L. Green









             INTERGRAPH CORPORATION AND SUBSIDIARIES

 SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                      Additions
                        Balance at    charged to
                        beginning     costs and                     Balance at
  Description           of period     expenses       Deductions   end of period
----------------    ---------------- -------------  ------------ --------------

Allowance for
 doubtful accounts
 deducted from
 accounts receivable
 in the balance
 sheet           2001  $18,169,000     1,348,000      6,541,000(1)  $12,976,000
                 2000  $16,066,000     5,507,000      3,404,000(1)  $18,169,000
                 1999  $13,814,000     6,900,000      4,648,000(1)  $16,066,000


Allowance for
 obsolete inventory
 deducted from
 inventories in the
 balance sheet   2001  $28,556,000     2,375,000     12,425,000(2)  $18,506,000
                 2000  $33,896,000    16,089,000(3)  21,429,000(2)  $28,556,000
                 1999  $31,249,000    23,187,000(4)  20,540,000(2)  $33,896,000





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