Form 10-Q
period 2002-03-31
INTERGRAPH CORP
filed 2002-05-14
CIK 351145

========================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to


                    Commission file number 0-9722


                       INTERGRAPH CORPORATION
       -----------------------------------------------------
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

     Common stock, par value  $.10 per share:  50,087,990 shares outstanding as of March 31, 2002


========================================================================


                       INTERGRAPH CORPORATION
                             FORM 10-Q*
                           March 31, 2002

                                INDEX



                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION
          ---------------------

  Item 1. Financial Statements
          --------------------

          Consolidated Balance Sheets at March 31, 2002, and
             December 31, 2001                                    2

          Consolidated Statements of Income for the quarters
             ended March 31, 2002, and 2001                       3

          Consolidated Statements of Cash Flows for the quarters
             ended March 31, 2002, and 2001                       4

          Notes to Consolidated Financial Statements            5 - 10

  Item 2. Management's Discussion and Analysis of Financial
          -------------------------------------------------
             Condition and Results of Operations               11 - 18
             -----------------------------------

  Item 3. Quantitative and Qualitative Disclosures About
          ----------------------------------------------
             Market Risk                                         18
             -----------


PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings                                      18
          -----------------

  Item 6. Exhibits and Reports on Form 8-K                       19
          --------------------------------


SIGNATURES                                                       20



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


PART I.   FINANCIAL INFORMATION
          ---------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


--------------------------------------------------------------------------
                                             March 31,    December 31,
                                               2002          2001
--------------------------------------------------------------------------
(In thousands, except share and per share amounts)

Assets
  Cash and cash equivalents                  $ 94,038      $ 99,773
  Short-term investments                        7,951        11,035
--------------------------------------------------------------------------
       Total cash and short-term investments  101,989       110,808
  Accounts receivable, net                    165,147       158,873
  Inventories, net                             21,531        24,125
  Other current assets                         35,047        32,687
--------------------------------------------------------------------------
       Total current assets                   323,714       326,493
  Investments in affiliates                    48,650        20,654
  Capitalized software development
   costs,  net                                 25,483        24,209
  Other assets                                 29,757        34,680
  Property, plant, and equipment, net          51,745        51,974
--------------------------------------------------------------------------
       Total Assets                          $479,349      $458,010
==========================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                     $ 20,207      $ 22,897
  Accrued compensation                         32,889        31,693
  Other accrued expenses                       36,300        43,765
  Billings in excess of sales                  37,545        37,968
  Income taxes payable                          9,290         9,913
  Short-term debt and current maturities
   of long-term debt                            2,076         2,619
--------------------------------------------------------------------------
       Total current liabilities              138,307       148,855
--------------------------------------------------------------------------
  Deferred income taxes                         2,810         2,573
  Long-term debt                                  197         1,114
  Other noncurrent liabilities                  2,586         2,729
--------------------------------------------------------------------------
       Total noncurrent liabilities             5,593         6,416
--------------------------------------------------------------------------
  Minority interest in consolidated
    subsidiaries                                7,588         7,526
--------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                   5,736         5,736
   Additional paid-in capital                 208,927       210,748
   Retained earnings                          212,646       208,268
   Accumulated other comprehensive
    income (loss)                               5,644       (20,603)
--------------------------------------------------------------------------
                                              432,953       404,149
   Less - cost of treasury shares
     (7,273,372 at March 31, 2002,
     and 7,539,419 at December 31, 2001)     (105,092)     (108,936)
--------------------------------------------------------------------------
       Total shareholders' equity             327,861       295,213
--------------------------------------------------------------------------
       Total Liabilities and Shareholders'
        Equity                               $479,349      $458,010
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

--------------------------------------------------------------------------
Quarter Ended March 31,                         2002          2001
--------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues
 Systems                                      $70,894       $82,183
 Maintenance                                   28,162        34,218
 Services                                      24,040        27,721
--------------------------------------------------------------------------
   Total revenues                             123,096       144,122
--------------------------------------------------------------------------
Cost of revenues
 Systems                                       36,497        44,862
 Maintenance                                   14,216        19,380
 Services                                      16,563        21,471
--------------------------------------------------------------------------
   Total cost of revenues                      67,276        85,713
--------------------------------------------------------------------------
   Gross profit                                55,820        58,409

Product development                            12,266        13,105
Sales and marketing                            22,577        22,185
General and administrative                     19,058        20,606
Reorganization credit                             ---          (384)
--------------------------------------------------------------------------

   Income from operations                       1,919         2,897

Gains on sales of assets                        1,530         4,831
Interest expense                                 (103)         (561)
Other income, net                               1,744           363
--------------------------------------------------------------------------
   Income before income taxes and minority
    interest                                    5,090         7,530

Income tax expense                               (650)       (2,400)
--------------------------------------------------------------------------

   Income before minority interest              4,440         5,130

Minority interest in earnings of consolidated
  subsidiaries                                    (62)         (163)
--------------------------------------------------------------------------
   Net income                                 $ 4,378       $ 4,967
==========================================================================

Net income per share - basic                  $   .09       $   .10
                     - diluted                $   .08       $   .10
==========================================================================
Weighted average shares outstanding - basic    49,954        49,569
                                    - diluted  52,503        50,960
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

--------------------------------------------------------------------------
Quarter Ended March 31,                            2002          2001
--------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                                      $ 4,378     $  4,967
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                    2,489        2,965
    Amortization                                    3,514        3,178
    Gains on sales of assets                       (1,530)      (4,831)
    Net changes in current assets and liabilities (14,590)      (3,664)
--------------------------------------------------------------------------
   Net cash provided by (used for) operating
    activities                                     (5,739)       2,615
--------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                 2,452        1,468
  Purchases of property, plant, and equipment      (2,824)      (1,805)
  Decrease in short-term investments, net           3,084          ---
  Capitalized software development costs           (2,178)        (692)
  Business acquisitions                              (981)      (2,828)
  Other                                              (187)        (129)
--------------------------------------------------------------------------
   Net cash used for investing activities            (634)      (3,986)
--------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                     81        2,787
  Debt repayment                                   (1,526)      (5,123)
  Proceeds of employee stock purchases and
   exercise of stock options                        2,023          751
--------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                        578       (1,585)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash                60       (2,388)
--------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                       (5,735)      (5,344)
Cash and cash equivalents at beginning of period   99,773      119,848
--------------------------------------------------------------------------
Cash and cash equivalents at end of period        $94,038     $114,504
==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.

Certain  reclassifications have been made to the March  31,  2001,
amounts   to   provide  comparability  with  the  current   period
presentation.


NOTE 2 - LITIGATION

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company continues part of its ongoing litigation with Intel Corporation ("Intel"). See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q for a discussion of 2002 developments.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:

------------------------------------------------------------------
                                 March 31,         December 31,
                                   2002              2001
------------------------------------------------------------------
(In thousands)

Raw materials                    $ 4,879             $ 3,920
Work-in-process                    1,315               1,952
Finished goods                     6,435               8,716
Service spares                     8,902               9,537
------------------------------------------------------------------
Totals                           $21,531             $24,125
==================================================================

Inventories on hand at March 31, 2002, and December 31, 2001, relate primarily to continuing specialized hardware assembly activity in the Company's Intergraph Solutions Group ("ISG") and Z/I Imaging Corporation ("Z/I Imaging") business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to three years. Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $1 million in first quarter 2002 compared to $1.2 million in first quarter 2001. The Company increased product development expenses by $2.5 million and $2 million in first quarter 2002 and 2001, respectively, for costs normally eligible for capitalization due to net realizable value concerns. Accumulated amortization (net of fully amortized projects) in the consolidated balance sheets at March 31, 2002, and December 31, 2001, was $9.8 million and $8.8 million, respectively.


NOTE 5 - INTANGIBLE ASSETS

The Company adopted Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets in first quarter 2002. The Company currently reviews all intangible assets on a quarterly basis, and the adoption of this statement did not impact the Company's financial statements. The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets" in the consolidated balance sheets). Other intangible assets, net were $17.9 million and $20.6 million at March 31, 2002, and December 31, 2001, respectively.

At March 31, 2002, and December 31, 2001, the Company's intangible
assets   and  related  accumulated  amortization  (net  of   fully
amortized assets) consisted of the following:


-------------------------------------------------------------------------------
                      As of March 31, 2002            As of December 31, 2001
                           Accumulated                     Accumulated
                    Gross  Amortization   Net      Gross   Amortization   Net
-------------------------------------------------------------------------------
(In thousands)

Capitalized software
 development       $35,301  $ (9,818)  $25,483    $32,982   $ (8,773)  $24,209
Other intangible
 assets             43,209   (25,265)   17,944     43,787    (23,174)   20,613
-------------------------------------------------------------------------------
Totals             $78,510  $(35,083)  $43,427    $76,769   $(31,947)  $44,822
===============================================================================

The Company recorded amortization expense of $3.5 million and $3.2 million for first quarter 2002 and 2001, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expense for the remainder of 2002 and each of the succeeding five years is as follows: $10 million in 2002, $13 million in 2003, $9 million in 2004, $4 million in 2005, $4 million in 2006, and $4 million in 2007.


NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property,   plant,   and   equipment,  net  includes   accumulated
depreciation of approximately $129.6 million and $130.5 million at March 31, 2002, and December 31, 2001, respectively.


NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

-------------------------------------------------------------------
                                        Cash Provided By (Used For)
                                                 Operations
Quarter Ended March 31,                        2002      2001
-------------------------------------------------------------------
(In thousands)

(Increase) decrease in:
    Accounts receivable, net               $ (6,080)   $(4,770)
    Inventories, net                          2,641      4,262
    Other current assets                     (1,731)      (379)
Increase (decrease) in:
    Trade accounts payable                   (2,744)       580
    Accrued compensation and other
     accrued expenses                        (5,328)    (3,980)
    Income taxes payable                       (883)     1,320
    Billings in excess of sales                (465)      (697)
-------------------------------------------------------------------
Net changes in current assets and
 liabilities                               $(14,590)   $(3,664)
===================================================================

Significant non-cash investing and financing transactions in first quarter 2002 include a favorable mark-to-market adjustment of $25.9 million for the Company's long-term investment in 3Dlabs Inc. Ltd. ("3Dlabs") (included in "Accumulated other comprehensive income (loss)" in the March 31, 2002, consolidated balance sheet). Significant non-cash investing and financing transactions in first quarter 2001 included the receipt of common stock with a value of approximately $10 million as additional consideration for the third quarter 2000 sale of the Company's Intense3D graphics accelerator division to 3Dlabs. Also included in 2001 is a $4.3 million increase to a note receivable as additional consideration for the fourth quarter 2000 sale of its civil, plotting, and raster product lines.


NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive. For the three months ended March 31, 2002, and 2001, these dilutive shares were 2,549,000 and 1,391,000, respectively.


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as all other non-owner changes in equity. In first quarter 2002, the Company's comprehensive income totaled $30.6 million compared to comprehensive income of $2.1 million in first quarter 2001. These comprehensive income amounts differ from net income due to non-equity items that include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities.

First quarter 2002 comprehensive income included a $26 million net unrealized holding gain (primarily a $25.9 million mark-to-market adjustment for the Company's long-term investment in 3Dlabs) compared to a $567,000 net unrealized holding loss in first quarter 2001. There were net foreign currency translation gains totaling $202,000 in first quarter 2002 compared to net foreign currency translation losses of $2.3 million in first quarter 2001.


NOTE 10 - GAINS ON SALES OF ASSETS

During the first quarter of 2002 and 2001, the Company recognized gains of $1.5 million and $4.8 million, respectively, from sales of various non-core subsidiaries, divisions, and product lines. For a complete discussion, see "Gains on Sales of Assets" included in MD&A.


NOTE 11 - ACQUISITIONS AND DIVESTITURES

In March 2002, the Company completed the sale of its Greece subsidiary for approximately $120,000, which was received in April 2002. The Company retained a 20% interest in the subsidiary, but the buyer has a right to purchase this interest for a fixed price of $30,000. This right will expire December 31, 2002. The Company recorded a loss on this transaction of $455,000, which is included in "Gains on sales of assets" in the consolidated statement of income for the quarter ended March 31, 2002. The subsidiary did not have a material effect on the Company's results of operations or financial position for any periods prior to the sale.

In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of 2,000,000 Euros paid at closing and additional payments due March 1, 2002, (paid in April
2002) and 2003, to be calculated as 15% of the annual revenues earned by the Company from the sale of MARIAN products in 2001 and 2002, respectively. The Company's payment at closing approximated $1,819,000 and is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the quarter ended March 31, 2001. The accounts and results of operations of MARIAN have been combined with those of Intergraph Process, Power & Offshore ("PP&O") since the January 1, 2001, effective date of the acquisition using the purchase method of accounting. This acquisition has not had a material effect on the Company's results of operations.


NOTE 12 - SEGMENT REPORTING

The Company's 2002 business segments consist of ISG, Intergraph Mapping and GIS Solutions ("IMGS"), PP&O, Intergraph Public Safety, Inc. ("IPS"), and Z/I Imaging.

The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.

ISG provides specially developed software and ruggedized hardware, commercial off-the-shelf products, and professional services to federal, state, and local governments worldwide, as well as to commercial customers. ISG also includes the U.S. hardware maintenance and network services businesses. To better reflect the industries it serves, the segment changed its name from Intergraph Government Solutions to Intergraph Solutions Group in May 2002.

IMGS develops, markets, and supports geospatial solutions for business geographic information systems, land records management, rail transportation, environmental management, utilities and communications companies, and commercial map production.

PP&O supplies software and services to the process, power, and offshore petroleum industries.

IPS develops, markets, and implements systems for the public safety, utilities, and communications markets.

Z/I Imaging, a 60%-owned subsidiary of the Company, supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets.

Amounts included in the "Corporate" category include revenues and costs for Teranetix (a provider of computing support and hardware integration services), international hardware maintenance, and general corporate functions. Operating expenses for the Corporate category consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the business segments based on usage of administrative services. The Corporate category also includes the Middle East operations, portions of which were sold in April 2001 and July 2001 (with the sale of the remaining portion closing in April 2002, effective October 2001).

The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of Intergraph Corporation (see Note 1 of Notes to Consolidated Financial Statements included in the
Company's Annual Report on Form 10-K for the year ended December 31, 2001). Sales between the business segments, the most significant of which are associated with hardware maintenance services provided by ISG and Corporate (international hardware maintenance) to the other business units, are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property to similarly situated unrelated buyers. Transfer price is charged on all intersegment sales of products and services.

The  following  table  sets forth revenues  and  operating  income
(loss) by business segment for the quarters ended March 31, 2002, and 2001.

-----------------------------------------------------------------
Quarter Ended March 31,                   2002         2001
-----------------------------------------------------------------
(In thousands)

Revenues:
ISG:
   Unaffiliated customers              $ 34,812     $ 36,097
   Intersegment revenues                  1,051        2,155
-----------------------------------------------------------------
                                         35,863       38,252
-----------------------------------------------------------------
IMGS:
   Unaffiliated customers                31,996       32,572
   Intersegment revenues                  1,778        1,916
-----------------------------------------------------------------
                                         33,774       34,488
-----------------------------------------------------------------
PP&O:
   Unaffiliated customers                28,215       28,720
   Intersegment revenues                  1,000        1,134
-----------------------------------------------------------------
                                         29,215       29,854
-----------------------------------------------------------------
IPS:
  Unaffiliated customers                 20,836       29,706
  Intersegment revenues                      53           (3)
-----------------------------------------------------------------
                                         20,889       29,703
-----------------------------------------------------------------
Z/I Imaging:
   Unaffiliated customers                 5,179        8,831
   Intersegment revenues                  2,567        2,354
-----------------------------------------------------------------
                                          7,746       11,185
-----------------------------------------------------------------
Corporate:
   Unaffiliated customers                 2,058        8,196
   Intersegment revenues                    450        3,543
-----------------------------------------------------------------
                                          2,508       11,739
-----------------------------------------------------------------
                                        129,995      155,221
-----------------------------------------------------------------
Eliminations                             (6,899)     (11,099)
-----------------------------------------------------------------
Total revenues                         $123,096     $144,122
=================================================================

-----------------------------------------------------------------
Operating income (loss):
ISG                                    $  2,573     $  3,267
IMGS                                      2,129        2,995
PP&O                                      4,236        1,276
IPS                                         122        1,099
Z/I Imaging                                 501        1,600
Corporate                                (7,863)      (7,340)
Eliminations                                221          ---
-----------------------------------------------------------------
Total                                  $  1,919     $  2,897
=================================================================

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains on sales of assets of $1.5 million and $4.8 million in first quarter 2002 and 2001, respectively.

The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its business segments, other than those of its wholly owned subsidiaries.


NOTE 13 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2002, the following accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") became effective for the Company: SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these statements did not have a significant impact on the Company's consolidated operating results or financial position for the quarter.




              INTERGRAPH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, projected revenue and operating income levels, market conditions and their anticipated impact on the Company and its vertical business segments, expectations regarding future results and cash flows, information regarding the development, timing of introduction, and performance of new products, and expectations regarding the Company's various ongoing litigation proceedings, including those with Intel. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, worldwide economic conditions, increased competition, rapid technological change, unanticipated changes in customer requirements, uncertainties with respect to the Company's installed customer base for discontinued hardware products, inability to protect the Company's intellectual property rights, inability to access the technology necessary to compete in the markets served, inability to complete certain sales and lease transactions as planned, risks associated with doing business internationally, risks associated with various ongoing litigation proceedings, and other risks detailed in our annual and quarterly filings with the Securities and Exchange Commission ("SEC").


RESULTS OF OPERATIONS


Earnings

In first quarter 2002, the Company earned net income of $4.4 million ($.09 per share basic, $.08 per share diluted) on revenues of $123.1 million, compared to first quarter 2001 net income of $5 million ($.10 per share, basic and diluted) on revenues of $144.1 million. First quarter 2002 income from operations was $1.9 million ($.04 per share, basic and diluted) versus $2.9 million ($.06 per share, basic and diluted) for first quarter 2001.


Orders

First quarter 2002 systems and services orders totaled $87.9 million, up 8% from the first quarter 2001 level. This increase is primarily attributable to higher orders in the ISG and PP&O business segments. Also, first quarter 2001 orders were low due to the delayed signing of large contracts in the ISG business segment.


Revenues

Total revenues for first quarter 2002 were $123.1 million, down approximately 15% from first quarter 2001.

Sales outside the United States represented approximately 46% of total revenues in first quarter 2002, down slightly from the comparable period in 2001. European revenues were 30% of total revenues for first quarter 2002, up slightly from the first quarter 2001 level.

Systems. Systems revenue for first quarter 2002 was $70.9 million, down 14% from the corresponding prior-year period. The decrease in systems revenue is spread over several business units. Decreases in Corporate sales are attributed to the completion of several contracts in 2001 and to Corporate revenue currently being generated solely on the sale of excess hardware inventory. IPS also contributed to the decline in revenue due to decreases in percentage-of-completion contract revenue in the IPS Utilities and Communications business divisions. In addition, one-time large sales contracts of IMGS and Z/I Imaging were included in first quarter 2001 systems revenue.

Maintenance. Revenues from maintenance of Company systems totaled $28.2 million in first quarter 2002, down approximately 18% from the same period in 2001. Maintenance revenue declined as more hardware continued to be removed from maintenance contracts because of the Company's exit from the hardware business.

Services. Services revenue, consisting primarily of revenues from Company-provided implementation and consulting services, totaled $24 million for the quarter, down approximately 13% from the prior-year period. The decrease in services revenue is primarily due to increased competition in the utilities and communications markets, the completion of several large IPS and IMGS projects in 2001, and the sale of the Middle East operations in 2001. This decrease is partially offset by increased revenue on several projects in the PP&O business segment. Services are significant to the Company's business, representing approximately 20% of total revenue for both first quarter 2002 and for the full year 2001. The Company is endeavoring to grow its services business; however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.


Gross Margin

The Company's total gross margin for first quarter 2002 was 45.3%, compared to 40.5% in the first quarter 2001.

Systems margin was 48.5% for first quarter 2002, up slightly from 45.4% in the first quarter 2001. In general, the Company's systems margin may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales when the dollar is weaker in international markets. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While unable to predict the effects that many of these factors may have on its systems margins, the Company expects to maintain the improvements resulting from the Company's exit from the hardware business.

Maintenance margin for first quarter 2002 was 49.5%, increasing from 43.4% in the first quarter 2001. Although the Company's revenue has declined due to the exit from the hardware business, costs have also declined due to headcount reductions and lower maintenance inventory write-downs. The higher software content of maintenance contracts has also improved margins.

Services margin was 31.1% for first quarter 2002, up from 22.5% in the first quarter 2001. Although revenue has declined in 2002 as noted above, the higher services margin is attributed to significantly lower costs in 2002. Significant fluctuations in services revenues and margins from period to period are not unusual. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.


Operating Expenses

Operating expenses for first quarter 2002 were $53.9 million, down 3.6% from the comparable prior-year period. Product development expense was $12.3 million for first quarter 2002, down 6.4% from the first quarter 2001 level. The decrease in product development expense is primarily due to increased software development costs qualifying for capitalization, principally from the Company's PP&O and IMGS segments (see "Results By Operating Segment" for discussion regarding these segments) offset by an increase in headcount. Sales and marketing expense of $22.6 million was flat with the corresponding prior-year period expense of $22.2 million. General and administrative expense was $19.1 million, down 7.5% from the prior-year period. The decrease in general and
administrative  expense  is  primarily  due  to  a   decrease   in
consolidated headcount of 15% due to verticalization and the inflation of first quarter 2001 expenses due to a bad debt write-off associated with Company's former Middle East operations, partially offset by an increase in legal fees in the United States.


Non-Operating Income and Expense

Interest expense was $103,000 for first quarter 2002, compared to $561,000 for first quarter 2001. The Company's average outstanding debt declined from the first quarter 2001 level due to repayment of borrowings (utilizing the proceeds from sales of various non-core businesses and assets) and lower interest rates. See "Liquidity and Capital Resources" for a discussion of the Company's current financing arrangements.

"Other income, net" in the consolidated statements of income consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In first quarter 2002, this amount was $1.7 million, which included a $220,000 foreign exchange gain and interest income of $996,000. In first quarter 2001, this amount included a $797,000 write-off of the value of a convertible debenture held by the Company, a $930,000 foreign exchange loss and interest income of $2.1 million. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of these transactions.


Income Taxes

The Company earned pretax income before minority interest of $5.1 million and $7.5 million in the first quarters of 2002 and 2001, respectively. Income tax expense for both periods resulted primarily from taxes on individually profitable majority-owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for details of the Company's tax position, including its net operating loss and tax credit carryforwards.


Results By Operating Segment

In first quarter 2002, ISG earned operating income of $2.6 million on revenues of $35.9 million, compared to first quarter 2001 operating income of $3.3 million on revenues of $38.3 million. ISG's operating income decreased from the prior-year period primarily due to less hardware maintenance revenue and slightly increased operating expenses.

In first quarter 2002, IMGS earned operating income of $2.1 million on revenues of $33.8 million, compared to first quarter 2001 operating income of $3 million on revenues of $34.5 million. The decline in IMGS' operating income is primarily due to the positive effects of U.S. government funding in first quarter 2001 on work that had been performed at risk in 2000 and increased product development expense in first quarter 2002 mainly for costs related to new technology and increased headcount.

In first quarter 2002, the PP&O segment reported operating income of $4.2 million on revenues of $29.2 million, compared to first quarter 2001 operating income of $1.3 million on revenues of $29.9 million. Gross margins improved from approximately 56% in first quarter 2001 to approximately 63% in first quarter 2002 primarily due to a reduction of sales of lower-margin products and the recognition of non-recurring services revenue with associated costs recognized in a prior period. The increase in operating income from the prior-year period was primarily the result of a 12% decrease in the segment's research and development expenses due to an increase in certification costs qualifying for capitalization.

In first quarter 2002, IPS earned operating income of $122,000 on revenues of $20.9 million, compared to first quarter 2001 operating income of $1.1 million on revenues of $29.7 million. Revenues and gross margin dollars decreased mainly due to the troubled economic environment in the utilities and communications markets. The utilities market is being negatively impacted by ongoing mergers and acquisitions. Competition in this market is fierce and very cost competitive. The financial uncertainty and overcapacity in the communications market has resulted in few large technology purchases. While unable to estimate the impact that these business market conditions will have on its results of operations for 2002, IPS is cautiously controlling expenses to minimize any potential adverse impact. In addition, IPS has experienced cost overruns on several projects due to the delayed release of a new version of G/Technology, the segment's new geospatial resource management architecture. Operating income for first quarter 2002 was positively impacted by a reduction in legal expenses incurred in connection with an inquiry into a large Australian contract award. It is unknown at present whether this inquiry will result in a legal proceeding of any significance with respect to the IPS business segment and the Company.

In first quarter 2002, Z/I Imaging earned operating income of $501,000 on revenues of $7.7 million, compared to first quarter 2001 operating income of $1.6 million on revenues of $11.2 million. Total revenues declined due to a large one-time system sale in first quarter 2001. Total gross margin remains strong at 61% for first quarter 2002 (compared to 56% for first quarter
2001), reflecting the high margins earned on sales of photogrammetric processing systems and an increase in software sales in the product mix. The operating expense decrease in first quarter 2002 resulted primarily from lower general and administrative expenses related to professional services.

In first quarter 2002, Corporate reported an operating loss of $7.9 million on revenues of $2.5 million, compared to a first quarter 2001 operating loss of $7.3 million on revenues of $11.7 million. Revenues are primarily associated with the sale of spare parts and spare part repair fees from hardware maintenance organizations worldwide. Revenues will continue to decline as a result of the exit from the hardware business. The operating loss was also impacted by an increase in legal fees.

See   Note  12  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.


Litigation

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. In April 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama has been dismissed, the companies have signed a cross license agreement, and the Company will assign certain unrelated patents to Intel.

The Company and Intel also reached an agreement establishing a range of liquidated damages for the pending patent infringement suit in Texas. The liquidated damages range from zero if Intel prevails to $150 million if Intergraph prevails at trial, and an additional $100 million if Intergraph prevails on appeal and Intel is unable to prove a workaround to the infringement. The Texas trial will occur as scheduled, beginning July 2, 2002.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.


Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles. Further improvement in the Company's operating results will depend on further market penetration achieved by accurately anticipating customer requirements and technological trends, and rapidly and continuously developing and delivering new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. Better operating results will also depend on worldwide economic improvement and the Company's ability to successfully implement its strategic direction, which includes the operation and growth of independent vertical business segments. These matters are subject to known and unknown risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements."

During the remainder of 2002, the Company expects the culmination of transactions affecting its investments in affiliates. Creative Technology Ltd. has made an offer for all outstanding shares of 3Dlabs for $3.60 per share (with one-third in cash and two-thirds in Creative Technology stock). The transaction is expected to close in second quarter 2002. Bentley Systems, Inc. ("BSI") has filed the registration statements for its initial public offering ("IPO") with the SEC in which some portion of the Company's holdings is expected to be sold. If the IPO is completed, the Company also expects to receive full payment of the outstanding note receivable from BSI.

The Company also continues to pursue additional real estate sales and facilities consolidation. If successful, these sales should provide substantial cash to the Company as well as reductions in operating costs.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, cash and short-term investments totaled $102 million compared to $110.8 million at December 31, 2001. Cash used for operations in first quarter 2002 totaled $5.7 million compared to cash provided by operations of $2.6 million in first quarter 2001. For the first quarter 2002, cash from operations consisted of net income of $4.4 million and non-cash transactions of $4.5 million, offset by changes in current assets and liabilities of $14.6 million. For the first quarter 2001, cash from operations consisted of net income of $5 million and non-cash transactions of $1.3 million, offset by changes in current asset and liabilities of $3.7 million.

Net cash used for investing activities totaled $634,000 in first quarter 2002, compared to $4 million in first quarter 2001. First quarter 2002 investing activities included $2.5 million in proceeds from sales of various assets, including payment on notes received in connection with sales of non-core business operations in a prior year, and expenditures of $981,000 related to prior-year business acquisitions. First quarter 2001 investing activities included $1.5 million in proceeds from sales of various assets, primarily payment on notes received in connection with sales of non-core business operations in 2000, and expenditures of $2.8 million related to prior years' business acquisitions. See
Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-Q with regards to acquisitions and divestitures. Also included in first quarter 2002 investing activities is a $3.1 million decrease in short-term investments. Other significant investing activities in first quarter 2002 included expenditures for capitalizable software development costs of $2.2 million ($692,000 in first quarter 2001) and capital expenditures of $2.8 million ($1.8 million in first quarter 2001), primarily for computer equipment used in product development, sales and marketing activities, and manufacturing/repair of printed circuit boards. The Company expects that capital expenditures will require $10 million to $12 million for the full year 2002, primarily for these same purposes. The Company's term loan and revolving credit agreement contains certain restrictions on the level of the Company's capital expenditures.

Net cash provided by financing activities totaled $578,000 in first quarter 2002, including $2 million of proceeds from employee stock option exercises, offset by net debt repayment of $1.4 million, primarily related to an approximate $812,000 early payment of a mortgage in the United Kingdom. Net cash used for financing activities totaled $1.6 million in first quarter 2001, including a net repayment of debt of approximately $2.3 million, primarily related to a $4.3 million partial payment of a mortgage in the United Kingdom. Amounts reflected as gross borrowings for first quarter 2001 relate solely to drawings on the Company's revolving credit facilities, which are usually repaid within one business day.

Under the Company's January 1997 seven-year fixed term loan and revolving credit agreement (as amended), available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $50 million. At March 31, 2002, the borrowing base, representing the maximum available credit under the line, was approximately $49.8 million, of which $11.6 million was allocated to support the Company's letters of credit. At March 31, 2002, the Company had outstanding borrowings of $333,000 under this agreement, the $100,000 term loan portion of which was classified as long-term debt in the consolidated balance sheet. The term loan is due at expiration of the agreement.

Borrowings  are secured by a pledge of substantially  all  of  the
Company's U.S. assets and certain international receivables.   The
rate of interest on all borrowings under the agreement is the greater of 6.5% or the Wells Fargo base rate of interest (4.75% at March 31, 2002) plus .125%. There are provisions in the agreement which lower the interest rate upon achievement of sustained profitability by the Company, but only to the minimum interest
rate  of  6.5%.   The  agreement requires the  Company  to  pay  a
facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .20% of the average unused portion of the revolving credit line, a letter of credit fee at an annual rate of .75% of the undrawn amount of all outstanding letters of credit, and a monthly
agency  fee.   An amendment was executed on August 1,  2001,  that
extends   the  current  agreement  until  January  2004  with   no
cancellation penalty to the Company after January 2003, allows pay-down of the term loan portion of the line, and lowers the facility
to   $50  million,  which  will  provide  for  annual  savings  of approximately $650,000 to the Company.

The term loan and revolving credit agreement contains certain financial covenants of the Company, including minimum net worth, minimum current ratio, and maximum levels of capital expenditures, and restrictive covenants that limit or prevent various business transactions (including purchases of the Company's stock, dividend payments, mergers, acquisitions of or investments in other businesses, and disposal of assets including individual businesses, subsidiaries, and divisions) and limit or prevent certain other business changes without approval. The Company's net worth covenant was increased to $250 million, effective August 1, 2001.

At March 31, 2002, the Company had approximately $2.2 million in debt on which interest is charged under various floating rate arrangements. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company is managing its cash very closely and believes that the combination of existing cash balances, cash received from the Intel litigation settlement, and cash available under its revolving credit agreement will substantially exceed cash requirements for operations for 2002. For the near term, the Company anticipates that its cash position may benefit from further sales of excess real estate and facilities, and the completion of transactions affecting its investments in affiliates; however, for the longer term, the Company must continue to align its operating expenses with the levels of revenue being generated if it is to fund business growth without reliance on funds from sales of assets and external financing. The Company anticipates no significant non-operating events that will require the use of cash, with the possible exception of its stock repurchase program which was extended to $75 million on April 29, 2002 (see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion).


Gains on Sales of Assets

In first quarter 2002, the Company reported an additional gain of approximately $2 million from the 2000 sale of its Intense3D graphics accelerator division to 3Dlabs as the shares originally placed in escrow were released in March 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion of the 3Dlabs transactions). The Company also recognized a loss of approximately $455,000 on the March 2002 sale of its Greece subsidiary.

In first quarter 2001, the Company reported an additional gain of approximately $4.3 million from the BSI transaction as the initial consideration for the sale (along with the Company's note receivable from BSI) was increased based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. The Company also reported a $580,000 additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of these transactions.)


Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first quarter of 2002, approximately 46% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 47% for first quarter 2001. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. The Company estimates that the strengthening of the U.S. dollar in its international markets, primarily in Europe, reduced its first quarter 2002 results of operations by approximately $.01 per share (basic and diluted) in comparison to first quarter 2001.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging any of its foreign currency risks. The Company had no forward contracts outstanding at March 31, 2002, or December 31, 2001.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro." In September 2000, and with effect from January 1, 2001, Greece became the twelfth member of the EMU to adopt the Euro. Euro currency began to circulate on January 1, 2002, and the individual national currencies of the participating countries were withdrawn from circulation by February 28, 2002. All of the Company's financial systems currently accommodate the Euro, and since 1999, the Company has conducted business in Euros with its customers and vendors who chose to do so without encountering significant administrative problems. While the Company continues to evaluate the potential impacts of the common currency, at present it has not identified significant risks related to the Euro and does not anticipate that full Euro conversion in 2002 will have a material impact on its results of operations or financial condition. To date, the conversion to one common currency has not impacted the Company's pricing in European markets.



CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, capitalized software, deferred taxes, investment in debt and equity securities, bad debt reserves, and inventory may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete descriptions of these significant policies.)


Item 3:   Quantitative and Qualitative Disclosures About  Market
          ------------------------------------------------------
          Risk
          ----
The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for the year ended December 31, 2001.



PART II.  OTHER INFORMATION
          -----------------

Item 1:   Legal Proceedings
          -----------------
As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. In April 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama has been dismissed, the companies have signed a cross license agreement, and the Company will assign certain unrelated patents to Intel.

The Company and Intel also reached an agreement establishing a range of liquidated damages for the pending patent infringement suit in Texas. The liquidated damages range from zero if Intel prevails to $150 million if Intergraph prevails at trial, and an additional $100 million if Intergraph prevails on appeal and Intel is unable to prove a workaround to the infringement. The Texas trial will occur as scheduled, beginning July 2, 2002.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.


Item 6:   Exhibits and Reports on Form 8-K

(a)Exhibits - None

(b)Reports on Form 8-K:

   o On April 14, 2002, the Company filed a Current Report on Form 8-K, reporting the Company's Board of Directors' amendment and restatement of the Company's Bylaws and adoption of a form of indemnification agreement to be entered into between the Company and each executive officer and member of the Board of Directors.

   o On April 29, 2002 (amended April 30, 2002), the Company filed a Current Report on form 8-K reporting the settlement of the Intel lawsuit.


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By:   /s/ James F. Taylor, Jr.      By: /s/ Larry J. Laster
      ------------------------          --------------------------
      James F. Taylor, Jr.              Larry J. Laster
      Chief Executive Officer           Executive Vice President
                                        and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Date: May 14, 2002                Date: May 14, 2002