Form 10-Q
period 2002-06-30
INTERGRAPH CORP
filed 2002-08-13
CIK 351145

============================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to


                    Commission file number 0-9722


                            INTERGRAPH CORPORATION
----------------------------------------------------------------------
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

                           (256) 730-2000
        ----------------------------------------------------
        (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X   NO
                        ---     ---

     Common stock, par value  $.10 per share:  46,734,105 shares outstanding as of July 31, 2002





                       INTERGRAPH CORPORATION
                             FORM 10-Q*
                            June 30, 2002

                                INDEX



                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION
          ---------------------
   Item 1.  Financial Statements
            --------------------

            Consolidated Balance Sheets at June 30, 2002, and
               December 31, 2001                                           2

            Consolidated Statements of Income for the quarters and six
               months ended June 30, 2002, and 2001                        3

            Consolidated Statements of Cash Flows for the six months
               ended June 30, 2002, and 2001                               4

            Notes to Consolidated Financial Statements                   5 - 11

   Item 2.  Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
               and Results of Operations                                12 - 19
               -------------------------
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk  19 - 20
            ----------------------------------------------------------

PART II.  OTHER INFORMATION
          -----------------
   Item 1. Legal Proceedings                                              20
           -----------------
   Item 4. Submission of Matters to a Vote of Security Holders            21
           ---------------------------------------------------
   Item 6. Exhibits and Reports on Form 8-K                               21
           --------------------------------

SIGNATURES                                                                22



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

PART I.   FINANCIAL INFORMATION
          ---------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


--------------------------------------------------------------------------------
                                                 June 30,    December 31,
                                                   2002         2001
--------------------------------------------------------------------------------
(In thousands, except share and per share amounts)
Assets
  Cash and cash equivalents                      $101,035      $99,773
  Short-term investments                          254,777       11,035
--------------------------------------------------------------------------------
      Total cash and short-term investments       355,812      110,808
  Accounts receivable, net                        158,851      158,873
  Inventories, net                                 22,485       24,125
  Other current assets                             46,153       32,687
--------------------------------------------------------------------------------
      Total current assets                        583,301      326,493
  Investments in affiliates                        30,666       20,654
  Capitalized software development costs, net      28,261       24,209
  Other assets                                     25,678       34,680
  Property, plant, and equipment, net              51,295       51,974
--------------------------------------------------------------------------------
      Total Assets                               $719,201     $458,010
================================================================================
Liabilities and Shareholders' Equity
  Trade accounts payable                          $18,012      $22,897
  Accrued compensation                             28,562       31,693
  Other accrued expenses                           35,722       43,765
  Billings in excess of sales                      36,944       37,968
  Income taxes payable                             36,056        9,913
  Short-term debt and current maturities of
    long-term debt                                  3,257        2,619
--------------------------------------------------------------------------------
      Total current liabilities                   158,553      148,855
--------------------------------------------------------------------------------
  Deferred income taxes                            19,577        2,573
  Long-term debt                                      ---        1,114
  Other noncurrent liabilities                      2,621        2,729
--------------------------------------------------------------------------------
      Total noncurrent liabilities                 22,198        6,416
--------------------------------------------------------------------------------
   Minority interest in consolidated
     subsidiaries                                   7,623        7,526
--------------------------------------------------------------------------------
   Shareholders' equity:
     Common stock, par value $.10 per
      share - 100,000,000 shares authorized;
      57,361,362 shares issued                      5,736        5,736
   Additional paid-in capital                     206,642      210,748
   Retained earnings                              493,233      208,268
   Accumulated other comprehensive loss            (7,620)     (20,603)
--------------------------------------------------------------------------------
                                                  697,991      404,149
   Less - cost of treasury shares
     (10,668,407 at June 30, 2002, and
     7,539,419 at December 31, 2001)             (167,164)    (108,936)
--------------------------------------------------------------------------------
      Total shareholders' equity                  530,827      295,213
--------------------------------------------------------------------------------
      Total Liabilities and Shareholders'
        Equity                                   $719,201     $458,010
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.




               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

--------------------------------------------------------------------------------
                             Quarter Ended June 30,   Six Months Ended June 30,
                                 2002       2001         2002       2001
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues
 Systems                       $67,460    $72,405     $138,354     $154,588
 Maintenance                    30,167     30,497       58,329       64,715
 Services                       24,943     24,889       48,983       52,610
--------------------------------------------------------------------------------
   Total revenues              122,570    127,791      245,666      271,913
--------------------------------------------------------------------------------
Cost of revenues
 Systems                        32,899     33,331       69,396       78,193
 Maintenance                    13,516     17,218       27,732       36,598
 Services                       17,312     19,280       33,875       40,751
--------------------------------------------------------------------------------
   Total cost of revenues       63,727     69,829      131,003      155,542
--------------------------------------------------------------------------------

   Gross profit                 58,843     57,962      114,663      116,371

Product development             12,451     13,983       24,717       27,088
Sales and marketing             24,926     25,636       47,503       47,821
General and administrative      18,794     16,962       37,852       37,568
Reorganization credit              ---        ---          ---         (384)

   Income from operations        2,672      1,381        4,591        4,278

Patent litigation gain         293,566        ---      293,566          ---
Gains on sales of assets        17,015        ---       18,545        4,831
Interest expense                   (37)      (582)        (140)      (1,143)
Other income, net                2,506      3,128        4,250        3,491
--------------------------------------------------------------------------------
   Income before income taxes and
     minority interest         315,722      3,927      320,812       11,457

Income tax expense             (35,100)    (1,600)     (35,750)      (4,000)
--------------------------------------------------------------------------------
   Income before minority
     interest                  280,622      2,327      285,062        7,457

Minority interest in earnings of
   consolidated subsidiaries       (35)      (497)         (97)        (660)
--------------------------------------------------------------------------------
   Net income                 $280,587     $1,830     $284,965       $6,797
================================================================================
Net income per share - basic     $5.67       $.04        $5.73         $.14
                     - diluted   $5.37       $.04        $5.44         $.13
================================================================================
Weighted average shares
   outstanding       - basic    49,506     49,638       49,729       49,641
                     - diluted  52,204     52,018       52,375       51,577
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
--------------------------------------------------------------------------------
Six Months Ended June 30,                                2002          2001
--------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                                           $284,965       $6,797
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                           4,766        5,640
   Amortization                                           7,303        6,961
   Gains on sales of assets                             (18,545)      (4,831)
   Net changes in current assets and liabilities         18,768      (16,275)
--------------------------------------------------------------------------------
   Net cash provided by (used for) operating activities 297,257       (1,708)
--------------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                      18,798        1,534
  Purchases of property, plant, and equipment            (4,656)      (4,196)
  Purchases of short-term investments                  (254,197)         ---
  Proceeds from maturities of short-term investments     11,035          ---
  Capitalized software development costs                 (6,265)      (1,687)
  Business acquisitions                                    (981)      (3,002)
  Other                                                  (1,394)         (36)
--------------------------------------------------------------------------------
   Net cash used for investing activities              (237,660)      (7,387)
--------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                        1,044          ---
  Debt repayment                                         (1,520)     (14,692)
  Purchase of treasury stock                            (66,819)         ---
  Proceeds of employee stock purchases and exercise
    of stock options                                      4,485        2,053
--------------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                          (62,810)     (12,639)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   4,475       (2,175)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      1,262      (23,909)
Cash and cash equivalents at beginning of period         99,773      119,848
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $101,035      $95,939
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

Certain reclassifications have been made to the 2001 amounts to provide comparability with the current period presentation.

NOTE 2 - LITIGATION

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company continues part of its ongoing litigation with Intel Corporation ("Intel"). See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q for a discussion of 2002 developments.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:

------------------------------------------------------------------
                                 June 30,         December 31,
                                  2002               2001
------------------------------------------------------------------
(In thousands)

Raw materials                     $6,623            $3,920
Work-in-process                      632             1,952
Finished goods                     6,410             8,716
Service spares                     8,820             9,537
------------------------------------------------------------------
Totals                           $22,485           $24,125
==================================================================

Inventories on hand at June 30, 2002, and December 31, 2001, relate primarily to specialized hardware assembly activity in the Company's Intergraph Solutions Group ("ISG") and Z/I Imaging Corporation ("Z/I Imaging") business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to three years. Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $1.3 million in second quarter 2002 compared to $1 million in second quarter 2001, and $2.3 million and $2.2 million in the first six months of 2002 and 2001, respectively.

The Company increased product development expenses for costs normally eligible for capitalization by $2.6 million and $2.2 million in second quarter 2002 and 2001, respectively, and $5.1 million and $4.2 million in the first six months of 2002 and 2001, respectively, due to net realizable value concerns. Accumulated amortization (net of fully amortized projects) in the consolidated balance sheets at June 30, 2002, and December 31, 2001, was $11.1 million and $8.8 million, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company adopted Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in first quarter 2002. The Company currently reviews all intangible assets on a quarterly basis, and the adoption of this statement did not impact the Company's financial statements. The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets" in the consolidated balance sheets).

At  June 30, 2002, and December 31, 2001, the Company's intangible
assets   and  related  accumulated  amortization  (net  of   fully
amortized assets) consisted of the following:

--------------------------------------------------------------------------------
                             As of June 30, 2002       As of December 31, 2001
                                  Accumulated                Accumulated
                            Gross Amortization Net       Gross Amortization Net
--------------------------------------------------------------------------------
(In thousands)

Capitalized software
  development           $39,387  $(11,126)  $28,261   $32,982  $(8,773)  $24,209
Other intangible assets  43,855   (27,725)   16,130    43,787  (23,174)   20,613
--------------------------------------------------------------------------------
Totals                  $83,242  $(38,851)  $44,391   $76,769 $(31,947)  $44,822
================================================================================

The Company recorded amortization expense of $3.8 million for both second quarter 2002 and 2001, and $7.3 million and $7 million for first half 2002 and 2001, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expense for the remainder of 2002 and each of the succeeding five years is as follows: $8 million in 2002, $12 million in 2003, $8 million in 2004, $7 million in 2005, $5 million in 2006, and $4 million in 2007.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property,   plant,   and   equipment,  net  includes   accumulated
depreciation of approximately $131.2 million and $130.5 million at June 30, 2002, and December 31, 2001, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:


---------------------------------------------------------------------------
                                   Cash Provided By (Used For) Operations
Six Months Ended June 30,                    2002            2001
---------------------------------------------------------------------------
(In thousands)

(Increase) decrease in:
    Accounts receivable, net                $5,566        $(3,131)
    Inventories, net                         1,952            459
    Other current assets                     5,787          4,113
Increase (decrease) in:
    Trade accounts payable                  (4,893)        (5,844)
    Accrued compensation and other accrued
      expenses                             (13,319)        (8,712)
    Income taxes payable                    25,744            917
    Billings in excess of sales             (2,069)        (4,077)
---------------------------------------------------------------------------
Net changes in current assets and
  liabilities                              $18,768       $(16,275)
===========================================================================

Significant non-cash investing and financing transactions in second quarter 2002 include a $4.1 million unfavorable mark-to-market adjustment on the Company's long-term investment in Creative Technology Ltd. ("Creative") and the elimination of a $15.3 million cumulative mark-to-market adjustment on its long-term investment in 3Dlabs Inc., Ltd. ("3Dlabs") stock. For first half 2002, the Company recognized a total favorable adjustment of $6.7 million on its long-term investments. See Note 9 for detailed information regarding the Company's unrealized gains and losses on its long-term investments.

There were no significant non-cash investing and financing transactions in the second quarter of 2001. Significant non-cash investing and financing transactions in first half 2001 included the receipt of common stock with a value of approximately $10 million as additional consideration for the third quarter 2000 sale of the Company's Intense3D graphics accelerator division to 3Dlabs. Also included in 2001 is a $4.3 million increase to a note receivable as additional consideration for the fourth quarter 2000 sale of its civil, plotting, and raster product lines.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive. For the quarters ended June 30, 2002, and 2001, these dilutive common stock equivilents were 2,698,000 and 2,380,000, respectively. For the six months ended June 30, 2002, and 2001, these dilutive shares were 2,646,000 and 1,936,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

For the quarters ended June 30, 2002, and 2001, total comprehensive income (loss) was $267.3 million and ($166,000), respectively. For the six-month periods ending June 30, 2002, and 2001, total comprehensive income was $297.9 million and $2.8 million, respectively. Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.


Comprehensive income is as follows:
-----------------------------------------------------------------------------
                           Quarter Ended June 30,   Six Months Ended June 30,
                              2002      2001            2002      2001
-----------------------------------------------------------------------------
(In thousands)

Net income                 $280,587    $1,830         $284,965   $6,797
Unrealized holding gains
  (losses) arising during
  the period                (2,742)   (1,065)          23,303     (743)
Reclassification adjustment
  for gains included in net
  income                   (16,632)      ---          (16,632)     ---
Translation adjustment for
  financial statements
  denominated in a foreign
  currency                   6,110      (931)           6,312   (3,205)
-----------------------------------------------------------------------------
Comprehensive income
  (loss)                  $267,323     $(166)        $297,948   $2,849
=============================================================================

NOTE 10 - GAIN ON PATENT LITIGATION

During the second quarter of 2002, the Company recognized a gain of $293.6 million from the settlement of a patent infringement lawsuit. For a complete discussion, see "Litigation" and "Patent Litigation Gain" included in MD&A.

NOTE 11 - GAINS ON SALES OF ASSETS

Gains on sales of assets were $17 million for second quarter 2002 and $18.5 million for first half 2002, compared to $4.8 million for first half 2001, all of which was recognized in the first quarter. For a complete discussion, see "Gains on Sales of Assets" included in MD&A.

NOTE 12 - ACQUISITIONS AND DIVESTITURES

In second quarter 2002, the Company sold its ownership interest in 3Dlabs to Creative for approximately $40.2 million in cash and stock. The Company recorded a gain on this transaction of approximately $17 million, which is included in "Gains on sales of assets" in the consolidated statement of income for the six months ended June 30, 2002. For a complete discussion, see "Gains on Sales of Assets" included in MD&A.

In March 2002, the Company completed the sale of its Greece subsidiary for approximately $120,000, which was received in April 2002. The Company retained a 20% interest in the subsidiary, but the buyer has a right to purchase this interest for a fixed price of $30,000. This right will expire December 31, 2002. The Company recorded a loss on this transaction of $455,000, which is included in "Gains on sales of assets" in the consolidated statement of income for the six months ended June 30, 2002. The subsidiary did not have a material effect on the Company's results of operations or financial position for any periods prior to the sale.

In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of approximately $1.8 million paid at closing and additional payments due March 1, 2002, (paid in April 2002) and 2003, to be calculated as 15% of the annual revenues earned by the Company from the sale of MARIAN products in 2001 and 2002, respectively. The Company's payment at closing is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the six months ended June 30, 2001. The accounts and results of operations of MARIAN have been combined with those of Intergraph Process, Power & Offshore ("PP&O") since the January 1, 2001, effective date of the acquisition using the purchase method of accounting.

NOTE 13 - SEGMENT REPORTING

The Company consists of five core business segments, along with an Intellectual Property division ("IP") and a corporate oversight function ("Corporate"). The five core business segments consist of ISG, Intergraph Mapping and GIS Solutions ("IMGS"), PP&O, Intergraph Public Safety, Inc. ("IPS"), and Z/I Imaging. The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.

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

IMGS develops, markets, and supports geospatial infrastructure management (GIM), land information management (LIM), and map production and exploitation solutions for state and local governments, land records and use management, transportation, utilities and public works projects, military and national mapping agencies, and defense and intelligence communities.

PP&O supplies software and services to the process, power, and offshore (petroleum and natural gas) industries.

IPS develops, markets, and implements systems for the public safety, utilities, and communications markets.

Z/I Imaging, a 60%-owned subsidiary of the Company, supplies end-to-end photogrammetry solutions for front-end data collection to mapping related and engineering markets.

Intergraph has created an Intellectual Property division to maximize the value of the Company's portfolio of patent, copyrights, and trademarks. This division will have the responsibility of managing all aspects of the Company's intellectual property with the goal of identifying, protecting and profiting from its intellectual capital. The Company has retained a consultant to assist in the formulation and implementation of its licensing program, and has begun evaluating the technology sector, companies, and products that may benefit from the licensing of Intergraph technology.

Amounts included in the "Corporate" category include revenues and costs for Teranetix (a provider of computing support and hardware integration services), international hardware maintenance, and general corporate functions. Operating expenses for the Corporate category consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the business segments based on usage of administrative services. The Corporate category also includes the remainder of the Middle East operations, portions of which were sold in 2001 (with the sale of the remaining portion closing in April 2002, effective October
2001).

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

The  following  table  sets forth revenues  and  operating  income
(loss) by business segment for the quarters and six months ended June 30, 2002, and 2001.


----------------------------------------------------------------------------
                          Quarter Ended June 30,  Six Months Ended June 30,
                             2002       2001          2002        2001
----------------------------------------------------------------------------
(In thousands)

Revenues:
ISG:
   Unaffiliated customers   $28,494    $29,621      $63,306     $65,718
   Intersegment revenues      2,028      2,064        3,079       4,219
----------------------------------------------------------------------------
                             30,522     31,685       66,385      69,937
----------------------------------------------------------------------------
IMGS:
   Unaffiliated customers    29,038     26,263       61,033      58,835
   Intersegment revenues      2,185      2,721        3,963       4,637
---------------------------------------------------------------------------
                             31,223     28,984       64,996      63,472
---------------------------------------------------------------------------
PP&O:
   Unaffiliated customers    29,667     26,445       57,882      55,165
   Intersegment revenues      1,215      1,492        2,215       2,626
---------------------------------------------------------------------------
                             30,882     27,937       60,097      57,791
---------------------------------------------------------------------------
IPS:
  Unaffiliated customers     26,776     30,001       47,611      59,707
  Intersegment revenues          42        119           95         116
---------------------------------------------------------------------------
                             26,818     30,120       47,706      59,823
---------------------------------------------------------------------------
Z/I Imaging:
   Unaffiliated customers     5,675      8,489       10,854      17,320
   Intersegment revenues      1,373      3,473        3,940       5,827
---------------------------------------------------------------------------
                              7,048     11,962       14,794      23,147
---------------------------------------------------------------------------
IP:
   Unaffiliated customers       ---        ---          ---         ---
   Intersegment revenues        ---        ---          ---         ---
---------------------------------------------------------------------------
                                ---        ---          ---         ---
---------------------------------------------------------------------------
Corporate:
   Unaffiliated customers     2,920      6,972        4,980      15,168
   Intersegment revenues        657      3,846        1,107       7,389
---------------------------------------------------------------------------
                              3,577     10,818        6,087      22,557
---------------------------------------------------------------------------
                            130,070    141,506      260,065     296,727
---------------------------------------------------------------------------
Eliminations                 (7,500)   (13,715)     (14,399)    (24,814)
---------------------------------------------------------------------------
Total revenues             $122,570   $127,791     $245,666    $271,913
===========================================================================

Operating income (loss):
ISG                          $1,865     $2,392       $4,438      $5,659
IMGS                             25        317        2,154       3,312
PP&O                          5,012      1,328        9,247       2,604
IPS                           1,918      1,216        2,041       2,315
Z/I Imaging                     310      2,192          811       3,792
IP                             (381)      (410)      (3,535)       (725)
Corporate                    (6,431)    (4,140)     (11,140)    (11,165)
Eliminations                    354     (1,514)         575      (1,514)
---------------------------------------------------------------------------
Total                        $2,672     $1,381       $4,591      $4,278
===========================================================================

Significant profit and loss items that were not allocated to the segments and not included in the analysis above for second quarter 2002 include the $293.6 million patent litigation gain and gains on sales of assets of $17 million (gains on sales of assets of $18.5 million and $4.8 million for the six-month comparison for 2002 and 2001, respectively). These were all considered non-recurring transactions and are included in other income in the consolidated statements of income.

The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its business segments, other than those of its wholly owned subsidiaries.

NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2002, the following accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") became effective for the Company: SFAS No. 142,
"Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of these Statements did not have a significant impact on the Company's consolidated operating results or financial position for the quarter.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4 and requires certain modifications to capital leases. The provisions related to the rescission of Statement 4 become effective for the Company in 2003, the provisions related to Statement 13 became effective for the Company for transactions occurring after May 15, 2002, and all other provisions of this statement became effective for financial statements issued after May 15, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company does not expect the adoption of SFAS 145 and SFAS 146 to have a significant impact on its consolidated results of operations or financial position.




              INTERGRAPH CORPORATION AND SUBSIDIARIES


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, market conditions and their anticipated impact on the Company and its vertical business segments, expectations regarding future results and cash flows, information regarding the development, timing of introduction, and performance of new products, and expectations regarding the Company's various ongoing litigation proceedings, including those with Intel. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, worldwide economic conditions, increased competition, rapid technological change, unanticipated changes in customer
requirements,   uncertainties  with  respect  to   the   Company's
installed   customer  base  for  discontinued  hardware  products,
inability to protect the Company's intellectual property rights, inability to access the technology necessary to compete in the markets served, inability to complete certain sales and lease transactions as planned, risks associated with doing business internationally, risks associated with various ongoing litigation proceedings, and other risks detailed in our annual and quarterly filings with the Securities and Exchange Commission ("SEC").


RESULTS OF OPERATIONS

Earnings

In second quarter 2002, the Company earned net income of $280.6 million on revenues of $122.6 million, compared to second quarter 2001 net income of $1.8 million on revenues of $127.8 million. Second quarter 2002 income from operations was $2.7 million compared to $1.4 million for second quarter 2001. For the first half of 2002, the Company earned net income of $285 million on revenues of $245.7 million, compared to the first half of 2001, where the Company earned net income of $6.8 million on revenues of $271.9 million. Income from operations for the first half of 2002 was $4.6 million compared to $4.3 million for the first half of 2001. See "Patent Litigation Gain" and "Gains on Sales of Assets" for a discussion of non-operating items included in net income.



Orders

Second quarter and first half 2002 systems and services orders totaled $97.1 million and $185 million, respectively, down approximately 23.8% and 11.3%, from the comparable prior-year periods. The second quarter 2002 decrease is primarily attributable to the signing of large contracts in second quarter 2001 in the ISG and IPS business segments.



Revenues

Total revenues for second quarter and first half 2002 were $122.6 million and $245.7 million, respectively, down 4.1% and 9.7% from the comparable prior-year periods.

Sales outside the United States represented approximately 42% of total revenues in first half 2002, down from 45.7% for the comparable period in 2001. European revenues were 25.7% of total revenues for first half 2002, down slightly from the first half 2001 level.

Systems. Systems revenues for second quarter and first half 2002 were $67.5 million and $138.4 million, respectively, down 6.8% and 10.5% from the comparable prior-year periods. The decrease in systems revenue is spread over several business units. Decreases in Corporate sales are attributed to the completion of several hardware manufacturing contracts in 2001 and to less revenue from the sale of hardware spares inventory. IPS also contributed to the decline in revenue due to the economic slowdown in the Utilities and Communications industry in 2002. Z/I Imaging has encountered similar economic slow-downs in their market which has caused customers to delay capital investments in the first half of 2002.

Maintenance. Revenues from maintenance and support of Company products totaled $30.2 million in second quarter 2002 and $58.3 million for first half 2002, nearly flat with second quarter 2001 and down 9.9% from first half 2001. Maintenance revenue declined as more hardware continued to be removed from maintenance
contracts  because  of  the  Company's  exit  from  the   hardware
business.

Services. Services revenues, consisting primarily of revenues from Company-provided implementation and consulting services, totaled $24.9 million for the second quarter and $49 million for the first half of 2002, flat with second quarter 2001 and down 6.9% from the first half of 2001. The decrease in services revenues is primarily due to the completion of several large IPS projects and the sale of the Middle East operations in 2001. This decrease is partially offset by increased revenues on several projects in the PP&O business segment. The Company is endeavoring to grow its services business; however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.



Gross Margin

The Company's total gross margin for second quarter 2002 was 48% compared to 45.4% for the second quarter 2001. For the first half of 2002, total gross margin was 46.7% compared to 42.8% for the first half of 2001.

Systems margin was 51.2% for second quarter 2002, down from 54% in second quarter 2001. First half 2002 systems margin was 49.8%, up slightly from 49.4% in the first half of 2001. Although revenues declined as discussed above, gross margin percentages for the year have remained relatively flat due to higher software content and cost reductions. In general, the Company's systems margin may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales when the dollar is weaker in international markets. Systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. While unable to predict the effects that many of these factors may have on its systems margins, the Company expects to maintain the improvements resulting from the Company's exit from the hardware business.

Maintenance margin for second quarter 2002 was 55.2%, increasing from 43.5% in the second quarter 2001. For the first half of 2002, maintenance margin was 52.5%, up from 43.4% for the comparable prior-year period. Although the Company's revenues have declined due to the exit from the hardware business, costs have also declined, primarily due to overall headcount reductions and reduced third-party expenses in PP&O. The higher software content of maintenance contracts has also improved margins.

Services margin was 30.6% for second quarter 2002, up from 22.5% in second quarter 2001. For the first half of 2002, services margin  was  30.8%,  up  from 22.5% in the  first  half  of  2001.
Although revenues for the first half of 2002 declined, as noted above, the higher services margin is attributed to significantly lower costs in 2002. Significant fluctuations in services revenues and margins from period to period are not unusual. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.



Operating Expenses

Operating expenses for the second quarter and first half of 2002 were $56.2 million and $110.1 million, respectfully, relatively flat with second quarter 2001 and down 2.1% from the first half of 2001. Product development expense was $12.5 million for second quarter 2002 and $24.7 million for the first half of 2002, down 11% from the second quarter 2001 level and down 8.8% from the first half 2001 level. The decrease in product development expense is primarily due to increased software development costs qualifying for capitalization, principally from the Company's PP&O and IMGS segments. Sales and marketing expense was $24.9 million for second quarter 2002 and $47.5 million for first half of 2002, down 2.8% from the $25.6 million second quarter 2001 amount and flat compared to the $47.8 million first half 2001 level. General and administrative expense was $18.8 million for second quarter 2002, up 10.8% from the second quarter 2001 level due primarily to increased medical benefits and additional bad debt reserves. Additionally, legal expenses in the second quarter of 2002, along with other costs associated with the patent litigation, were offset against the gain from the patent settlement that is shown in other income in the consolidated statements of income. During the first half of 2002, general and administrative expense was $37.9 million, relatively flat compared to the first half 2001 level.



Patent Litigation Gain

In April 2002, Intergraph and Intel settled a patent infringement lawsuit filed in Alabama Federal Court in 1997 for $300 million, which the Company received in May. The Company recognized a net gain of $293.6 million on this transaction, which is included in "Patent litigation gain" in the consolidated statement of income for the six months ended June 30, 2002. The Company has requested that the SEC staff concur with this financial statement presentation of the patent settlement. (See "Litigation" for further discussion on this transaction.)



Gains on Sales of Assets

In July 2000, Intergraph sold its Intense3D graphics division to 3Dlabs for approximately 11.2 million shares of 3Dlabs common stock. In first quarter 2002, the Company reported an additional gain of approximately $2 million from the 2000 sale of its Intense3D graphics accelerator division to 3Dlabs as the shares originally placed in escrow were released in March 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion of the 3Dlabs transactions). In May 2002, Creative purchased all of the outstanding shares of 3Dlabs for $3.60 per share, paying one-third in cash and two-thirds in Creative common stock. The Company recognized a gain of $17 million on the sale of its shares of 3Dlabs to Creative, which is included in "Gains on sale of assets" in the consolidated statement of income for the six months ended June 30, 2002. At June 30, 2002, the Company owned approximately 2.3 million shares of Creative common stock with a market value of approximately $20.6 million.

The Company also recognized a loss of approximately $455,000 on the March 2002 sale of its Greece subsidiary in first quarter 2002.

There  were  no  asset  sales in second quarter  2001.   In  first
quarter 2001, the Company reported an additional gain of approximately $4.3 million from the BSI transaction as the initial consideration for the sale (along with the Company's note receivable from BSI) was increased based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. The Company also reported a $580,000 additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of these transactions.)

See Notes 11 and 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further information regarding gains on sales of assets and divestitures.



Non-Operating Income and Expense

Interest expense was $37,000 for second quarter 2002 and $140,000 for first half 2002, compared to $582,000 for second quarter 2001 and $1.1 million for first half 2001. The Company's average outstanding debt declined from the first half 2001 level due to repayment of borrowings (utilizing the proceeds from sales of various non-core businesses and assets) and lower interest rates. See "Liquidity and Capital Resources" for a discussion of the Company's current financing arrangements.

"Other income, net" in the consolidated statements of income consists primarily of interest income, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In second quarter 2002, other income, net was $2.5 million, which included a $652,000 foreign exchange gain and interest income of $1.7 million. In second quarter 2001, other income, net was $3.1 million, which included a $441,000 foreign exchange gain and interest income of $1.7 million. In the first six months of 2002, other income, net was almost $4.3 million, which included an $872,000 foreign exchange gain and interest income of $2.7 million. In first half of 2001, other income, net was $3.5 million, which included a $797,000 write-off of the value of a convertible debenture held by the Company, a $489,000 foreign exchange loss, and interest income of $3.8 million. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of these transactions.



Income Taxes

Income tax expense was $35.1 million for second quarter 2002 and $35.8 million for first half 2002, compared to $1.6 million for second quarter 2001 and $4 million for first half 2001. The Company earned income before taxes and minority interest of $315.7 million and $320.8 million in the second quarter and first half of 2002, respectively, compared to $3.9 million in the second quarter of 2001 and $11.5 million for the first half of 2001. Income tax expense for both periods of 2002 was largely a result of the patent litigation gain and the gains on sales of assets offset by the utilization of the Company's U.S. net operating loss and tax credit carryforwards. Income tax expense for both periods of 2001 resulted primarily from taxes on individually profitable majority-owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for details of the Company's tax position, including its net operating loss and tax credit carryforwards.



Results By Operating Segment

In second quarter 2002, ISG earned operating income of $1.9 million on revenues of $30.5 million, compared to second quarter 2001 operating income of $2.4 million on revenues of $31.7 million. For the first half of 2002, ISG earned operating income of $4.4 million on revenues of $66.4 million compared to the first half of 2001 operating income of $5.7 million on revenues of $69.9 million. The decrease in operating income is a direct result of lower revenues. The impact of lower revenues on operating income was mitigated by the fact that revenue reductions were largely in third-party products where gross margins are smaller than in the core services business. In addition, overhead rates in the services business were lower than planned, lessening the impact of the decline in revenue on operating income.

In second quarter 2002, IMGS earned operating income of $25,000 on revenues of $31.2 million compared to second quarter 2001 operating income of $317,000 on revenues of $29 million. For the first six months of 2002, operating income was $2.2 million, down 35% from the 2001 level of $3.3 million. Revenues were $65 million for first half 2002, up slightly from $63.5 million for first half 2001. The reduction in operating income is the effect of a downturn in the economy, predominantly in the commercial, state and local government businesses. The Company believes the reduced purchasing of Information Technology by local and state governments will continue in the near future.

In second quarter 2002, PP&O reported operating income of $5 million on revenues of $30.9 million, compared to second quarter 2001 operating income of $1.3 million on revenues of $27.9 million. For the first half of 2002, operating income was $9.2 million on revenues of $60.1 million, a substantial increase over $2.6 million on revenues of $57.8 million for the first half of 2001. The increase in operating income was due to increased total revenues, cost reductions (primarily a 16.1% decrease in the segment's research and development expenses, due to an increase in costs qualifying for capitalization, and lower third-party maintenance costs) and improved product mix (growth in higher-margin products).

In second quarter 2002, IPS earned operating income of $1.9 million on revenues of $26.8 million, compared to second quarter 2001 operating income of $1.2 million on revenues of $30.1 million. IPS reported operating income of $2 million on revenues of $47.7 million for the first half of 2002 compared to operating income of $2.3 million on revenues of $59.8 million for the same period in 2001. Revenues and gross margin dollars decreased mainly due to the difficult economic environment in the utilities and communications markets, but were partially offset by lower operating costs. Competition in this market is fierce and very price competitive. The financial uncertainty and overcapacity in the communications market has resulted in few large technology purchases; however, the utilities and communications sector of IPS is seeing some demand of its Workforce Management solution as utilities companies are focused on customer satisfaction and improved utilization of its work force. Operating income for second quarter 2002 increased 57.7% from the 2001 level and was positively impacted by a reduction in operating expenses, largely due to headcount reductions, causing an increase in operating income even though revenues were down.

In second quarter 2002, Z/I Imaging earned operating income of $310,000 on revenues of $7 million, compared to second quarter 2001 operating income of $2.2 million on revenues of $12 million. For the first half of 2002, operating income was $811,000 on revenues of $14.8 million compared to operating income of $3.8 million on revenues of $23.1 million. The economic slow-down has caused some delay in customers' capital investments. Shortfalls in state sales tax revenues continue to negatively impact spending within the state Departments of Transportation, who represent a significant customer segment within Z/I Imaging's U.S. customer base. The Company has remained profitable by controlling expenses and slowing down the rate of growth in international operations.
Z/I Imaging has continued to pursue a strategy of new product development and has successfully completed three test flights of the new Digital Mapping Camera ("DMC"). The first production system of DMC is expected to ship in the third quarter of 2002.

In the second quarter of 2002, the Intellectual Properties division reported an operating loss of $381,000 compared to an operating loss of $410,000 in the second quarter of 2001. No revenues were reported in either quarter. For the first six months of 2002, IP reported an operating loss of $3.5 million compared to $725,000 for the first half of 2001, both with no revenues. Costs are primarily outside legal expenses related to patent litigation that increased substantially in 2002. The second quarter 2002 legal expenses related to the patent litigation were offset against the settlement proceeds. See "Litigation" below.

In second quarter 2002, Corporate reported an operating loss of $6.4 million on revenues of $3.6 million, compared to a second quarter 2001 operating loss of $4.1 million on revenues of $10.8 million. For the first six months of 2002, Corporate reported an operating loss of $11.1 million on revenues of $6.1 million compared to an operating loss of $11.2 million on revenues of $22.6 million in the first half of 2001. Current revenues are primarily associated with the sale of spare parts and spare part repair fees from hardware maintenance organizations worldwide. Revenues will continue to decline as a result of the exit from the hardware business. Operating expenses were slightly higher because of higher medical benefits and additional bad debt reserves.

See   Note  13  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.



Litigation

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. On April 14, 2002, but effective as of April 4, 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama was dismissed, the companies signed a cross license agreement, and the Company assigned certain unrelated patents to Intel. The Company recorded the $300 million settlement (net of applicable legal fees and other associated litigation costs) as a separate line item in the other income (expense) section of its 2002 consolidated income statement.

The settlement also established a range of damages for the pending patent infringement suit in Texas. This settlement agreement was previously filed as a Form 8-K/A of the Company on April 30, 2002, and is available for public review. Subject to the specific terms of the settlement, the parties established an award of $150 million to the Company depending upon the outcome of the Texas district court trial, and an additional $100 million to the Company depending upon the outcome of an appeal unless Intel can implement an approved workaround to the infringement. Pursuant to the terms of the settlement agreement, Intel will pay nothing if they are found in the Texas district court not to have infringed.

The Texas trial was held in early July 2002. The parties have provided the court with written briefs summarizing the issues at trial, and the court has scheduled final closing arguments for August 29, 2002. The Company does not anticipate a verdict before mid-September.

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

During the remainder of 2002, the Company could engage in additional transactions affecting its investments in affiliates. Creative acquired all outstanding shares of 3Dlabs for $3.60 per share. The transaction closed in May 2002 with the Company receiving approximately $13.4 million in cash and approximately
2.3 million shares of Creative stock. In July 2002, the Company sold approximately 800,000 shares of Creative for $7.9 million. As of July 31, 2002, the Company owns around 1.5 million shares of Creative. A portion of the Company's remaining shares in Creative could be sold in the fourth quarter of 2002. On April 22, 2002, Bentley Systems, Inc. ("BSI") filed documents with the SEC for an initial public offering ("IPO"). Because of the uncertainly in the equity markets, however, BSI has decided not to file an amendment to its registration statement until the IPO market improves. When BSI's IPO is completed, the Company expects to sell some portion of its holdings in BSI.

The Company also continues to pursue real estate sales and facilities consolidation. If successful, these sales should provide additional cash to the Company as well as reductions in operating costs.



LIQUIDITY AND CAPITAL RESOURCES

Under the Company's January 1997 seven-year fixed term loan and revolving credit agreement (as amended), available borrowings are determined by the amounts of eligible assets of the Company (the "borrowing base"), as defined in the agreement, primarily accounts receivable, with maximum availability of $50 million. At June 30, 2002, the borrowing base, representing the maximum available credit under the line, was approximately $49.8 million, of which $10.7 million was allocated to support the Company's letters of credit. At June 30, 2002, the Company had outstanding borrowings of $1.3 million under this agreement, all of which is classified as short-term debt in the consolidated balance sheet.

Borrowings  are secured by a pledge of substantially  all  of  the
Company's U.S. assets and certain international receivables.   The
rate of interest on all borrowings under the agreement is the greater of 6.5% or the Wells Fargo base rate of interest (4.75% at June 30, 2002) plus .125%. There are provisions in the agreement which lower the interest rate upon achievement of sustained profitability by the Company, but only to the minimum interest
rate  of  6.5%.   The  agreement requires the  Company  to  pay  a
facility fee at an annual rate of .15% of the amount available under the credit line, an unused credit line fee at an annual rate of .20% of the average unused portion of the revolving credit line, a letter of credit fee at an annual rate of .75% of the undrawn amount of all outstanding letters of credit, and a monthly
agency  fee.   An amendment was executed on August 1,  2001,  that
extends   the  current  agreement  until  January  2004  with   no
cancellation penalty to the Company after January 2003, allows pay-down of the term loan portion of the line, and lowers the facility to $50 million.

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

The Company is beginning negotiations to terminate its existing secured credit agreement and expects to have this facility terminated by the end of this year.

At June 30, 2002, the Company had approximately $3.3 million in debt on which interest is charged under various floating rate arrangements. The Company is exposed to market risk of future increases in interest rates on these loans.

The Company believes that existing cash balances will substantially exceed cash requirements for operations for 2002. The Company anticipates no significant non-operating events that will require the use of cash, with the exception of its stock repurchase program. In July 2002, this program was extended from $75 million to $100 million (see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion).



CRITICAL ACCOUNTING POLICIES AND ISSUES

The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had other methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, capitalized software, deferred taxes, investment in debt and equity securities, bad debt reserves, and inventory valuation may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete descriptions of these significant policies.)

The Company accounted for the Intel settlement as a one-time event, net of applicable costs, and has requested that the SEC staff concur with this financial statement presentation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for the year ended December 31, 2001.


Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first six months of 2002, approximately 42% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 46% for the first six months of 2001. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase the reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, did not have a significant impact on its results of operations in comparison to first half 2001.

The Company conducts business in many markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging any of its foreign currency risks. The Company had no forward contracts outstanding at June 30, 2002, or December 31, 2001.

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


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. On April 14, 2002, but effective as of April 4, 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama was dismissed, the companies signed a cross license agreement, and the Company assigned certain unrelated patents to Intel. The Company recorded the $300 million settlement (net of applicable legal fees and other associated litigation costs) as a separate line item in the other income (expense) section of its 2002 consolidated income statement.

The settlement also established a range of damages for the pending patent infringement suit in Texas. This settlement agreement was previously filed as a Form 8-K/A of the Company on April 30, 2002, and is available for public review. Subject to the specific terms of the settlement, the parties established an award of $150 million to the Company depending upon the outcome of the Texas district court trial, and an additional $100 million to the Company depending upon the outcome of an appeal unless Intel can implement an approved workaround to the infringement. Pursuant to the terms of the settlement agreement, Intel will pay nothing if they are found in the Texas district court not to have infringed.

The Texas trial was held in early July 2002. The parties have provided the court with written briefs summarizing the issues at trial, and the court has scheduled final closing arguments for August 29, 2002. The Company does not anticipate a verdict before mid-September.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Intergraph Corporation's Annual Meeting of Shareholders was held May 16, 2002. The results of the meeting follow.

      (1) Seven directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees were serving as Directors of the Company at the time of their nomination for the current year.


                                                Votes
                                    -----------------------------
                                       For       Against/Withheld
                                    ----------   ----------------
         James F. Taylor, Jr.       43,417,886       2,181,617
         Larry J. Laster            43,394,728       2,204,775
         Sidney L. McDonald         43,369,051       2,230,452
         Thomas J. Lee              43,172,388       2,427,115
         Lawrence R. Greenwood      35,054,986      10,544,517
         Joseph C. Moquin           43,403,556       2,195,947
         Linda L. Green             43,395,474       2,204,029

       (2) Proposal to approve and adopt an amendment to the Company's certificate of incorporation to eliminate the ability of shareholders to act by written consent in lieu of a meeting was defeated by a vote of 13,208,238 for, 21,630,538 against, 364,099 abstentions, and 10,396,628 broker non-votes.

       (3)  Proposal to approve the Intergraph  Corporation  2002
         Stock Option Plan was approved by a vote of 42,276,982 for, 2,827,138 against, and 495,383 abstentions.

       (4) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year was approved by a vote of 43,187,782 for, 2,360,012 against, and 51,709 abstentions.

       (5) Approval of any proposal which might be submitted by the Company to adjourn the Meeting to a later date to solicit additional proxies in favor of any of Proposals 1 through 4 above in the event that there were not sufficient votes for approval of any of Proposals 1 through 4 at the Meeting was approved by a vote of 29,282,319 for, 14,244,479 against, and 2,072,705 abstentions.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

     Exhibit
     Number                        Description
     -------                       -----------
      10(l)  Intergraph  Corporation  Amended  and Restated  2002
             Stock Option Plan

      99.1   Certification pursuant  to 18 U.S.C. Section 1350 by
             James F. Taylor, Jr. dated August 13, 2002

      99.2   Certification  pursuant to 18 U.S.C. Section 1350 by
             Larry J. Laster dated August 13, 2002


(b)  Reports on Form 8-K:  None



              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By: /s/ James F. Taylor, Jr.       By: /s/ Larry J. Laster
    --------------------------         ----------------------
    James F. Taylor, Jr.               Larry J. Laster
    Chief Executive Officer            Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)


Date: August 13, 2002              Date: August 13, 2002