Form 10-Q
period 2002-09-30
INTERGRAPH CORP
filed 2002-11-13
CIK 351145

========================================================================
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  ____ to _______


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

                              (256) 730-2000
                            ------------------
        (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X   NO____


     Common stock, par value  $.10 per share:  46,132,166 shares outstanding as of September 30, 2002





                       INTERGRAPH CORPORATION
                             FORM 10-Q*
                         September 30, 2002

                                INDEX


                                                        Page No.
                                                        ---------
PART I.   FINANCIAL INFORMATION
          ---------------------

   Item 1. Financial Statements
           --------------------


           Consolidated Balance Sheets at September 30,
             2002, and December 31, 2001                   2

           Consolidated Statements of Income for the
             quarters and nine months ended
	     September 30, 2002, and 2001                  3

           Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2002,
	     and 2001                                      4

           Notes to Consolidated Financial Statements     5 - 11

   Item 2. Management's Discussion and Analysis of
           ---------------------------------------
           Financial Condition and Results of
           ----------------------------------
           Operations                                   12 - 19
           ----------

   Item 3. Quantitative and Qualitative Disclosures
           ----------------------------------------
           About Market Risk                            19 - 20
           -----------------

   Item 4. Controls and Procedures                         20
           -----------------------


PART II. OTHER INFORMATION
         -----------------

   Item 1. Legal Proceedings                               21
           -----------------

   Item 6. Exhibits and Reports on Form 8-K                22
           --------------------------------


SIGNATURES                                                 23

CERTIFICATIONS                                          24 - 25



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


PART I.   FINANCIAL INFORMATION
          ---------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
-------------------------------------------------------------------------
                                              September 30,  December 31,
                                                  2002          2001
-------------------------------------------------------------------------
(In thousands, except share and per share amounts)
Assets
  Cash and cash equivalents                      $344,780      $99,773
  Short-term investments                              ---       11,035
-------------------------------------------------------------------------
      Total  cash and short-term investments      344,780      110,808
  Accounts receivable, net                        157,324      158,873
  Inventories, net                         	   20,652       24,125
  Other current assets                       	   48,206       32,687
-------------------------------------------------------------------------
      Total current assets                  	  570,962      326,493
  Investments in affiliates                 	   19,857       20,654
  Capitalized software development costs, net      29,411       24,209
  Other assets                              	   21,071       34,680
  Property, plant, and equipment, net      	   51,986       51,974
-------------------------------------------------------------------------
      Total Assets                        	 $693,287     $458,010
=========================================================================
Liabilities and Shareholders' Equity
  Trade accounts payable                   	  $18,405      $22,897
  Accrued compensation                     	   31,292       31,693
  Other accrued expenses                   	   35,101       43,765
  Billings in excess of sales              	   35,031       37,968
  Income taxes payable                     	   20,940        9,913
  Short-term debt and current maturities
	of long-term debt     			    1,647        2,619
-------------------------------------------------------------------------
      Total current liabilities            	  142,416       148,855
-------------------------------------------------------------------------
  Deferred income taxes                    	   19,027        2,573
  Long-term debt                           	      ---        1,114
  Other noncurrent liabilities             	    2,516        2,729
-------------------------------------------------------------------------
      Total noncurrent liabilities          	   21,543        6,416
-------------------------------------------------------------------------
  Minority interest in consolidated subsidiaries    7,811        7,526
-------------------------------------------------------------------------
  Shareholders' equity
   Common stock, par value $.10 per share -
      100,000,000 shares  authorized;  57,361,362
      shares  issued                                5,736        5,736
   Additional paid-in capital              	  205,125      210,748
   Retained earnings                       	  495,906      208,268
   Accumulated other comprehensive loss    	   (9,076)     (20,603)
-------------------------------------------------------------------------
                                           	  697,691      404,149
   Less - cost of treasury shares (11,229,196
      at September 30, 2002, and 7,539,419 at
      December 31, 2001)                         (176,174)    (108,936)
-------------------------------------------------------------------------
     Total shareholders' equity           	  521,517       295,213
-------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity  $693,287      $458,010
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
-------------------------------------------------------------------------
                                Quarter Ended      Nine Months Ended
                                September 30,        September 30,
                                 2002    2001        2002     2001
-------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues
 Systems                        $81,014 $70,547    $219,368 $225,135
 Maintenance                     31,174  28,804      89,503   93,519
 Services                        21,328  27,705      70,311   80,315
-------------------------------------------------------------------------
   Total revenues               133,516 127,056     379,182  398,969
-------------------------------------------------------------------------

Cost of revenues
 Systems                         43,501  35,652     112,897  113,845
 Maintenance                     14,664  15,512      42,396   52,110
 Services                        15,284  19,742      49,159   60,493
-------------------------------------------------------------------------
   Total cost of revenues        73,449  70,906     204,452  226,448
-------------------------------------------------------------------------

   Gross profit                  60,067  56,150     174,730  172,521

Product development              14,593  13,230      39,310   40,318
Sales and marketing              24,103  22,244      71,606   70,065
General and administrative       18,139  18,512      55,991   56,080
Reorganization credit               ---     ---         ---     (384)
-------------------------------------------------------------------------

   Income from operations         3,232   2,164       7,823    6,442

Patent litigation gain (loss)    (1,186)    ---     292,380      ---
Gain (Loss) on sales of assets   (1,331)    530      17,214    5,361
Interest income                   2,262   1,253       4,923    5,052
Other income (expense), net       1,184    (665)      2,633   (2,116)
-------------------------------------------------------------------------

   Income before income taxes
   and minority interest          4,161    3,282    324,973   14,739

Income tax expense               (1,300)  (2,500)   (37,050)  (6,500)
-------------------------------------------------------------------------

   Income before minority
    interest                      2,861      782    287,923    8,239

Minority interest in earnings
    of consolidated subsidiaries   (188)     460       (285)    (200)
-------------------------------------------------------------------------

   Net income                   $ 2,673  $ 1,242   $287,638  $ 8,039
=========================================================================

Net income per share - basic    $   .06  $   .03   $   5.92  $   .16
                     - diluted  $   .05  $   .02   $   5.62  $   .16
=========================================================================
Weighted average shares
  outstanding - basic		 46,311   49,655     48,579   49,516
              - diluted 	 48,754   51,854     51,155   51,546
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
-------------------------------------------------------------------------
Nine Months Ended September 30,                      2002          2001
-------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                              	$287,638      $ 8,039
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                              	   6,872        9,082
    Amortization                             	  11,616       10,782
    Gains on sales of assets                	 (17,214)      (5,361)
    Net changes in current assets and liabilities  4,977       (2,770)
-------------------------------------------------------------------------
    Net cash provided by operating activities    293,889       19,772
-------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets        	  30,749        4,297
  Purchases of property, plant, and equipment     (7,970)      (6,503)
  Purchases of short-term investments      	(254,197)         ---
  Proceeds from maturities of short-term
   investments     				 266,654          ---
  Capitalized software development costs   	  (9,070)      (3,510)
  Business acquisitions                     	    (981)      (3,002)
  Other 	                                  (1,984)         305
-------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities  				  23,201       (8,413)
-------------------------------------------------------------------------

Financing Activities:
  Gross borrowings      	                      81           69
  Debt repayment                	          (2,172)     (15,619)
  Purchase of treasury stock               	 (78,818)      (1,876)
  Proceeds of employee stock purchases and
   exercise of stock options                       5,957        2,922
-------------------------------------------------------------------------
   Net cash used for financing activities  	 (74,952)     (14,504)
-------------------------------------------------------------------------
Effect of exchange rate changes on cash    	   2,869       (1,264)
-------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents     				 245,007       (4,409)
Cash and cash equivalents at beginning of
 period        					  99,773      119,848
-------------------------------------------------------------------------
Cash and cash equivalents at end of period 	$344,780     $115,439
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

NOTE 2 - LITIGATION

As further described in its Annual Report on Form 10-K for the year ended December 31, 2001, Intergraph Corporation ("the Company") continues part of its ongoing litigation with Intel Corporation ("Intel"). See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q for a discussion of 2002 developments.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:
-------------------------------------------------------------------------
                              September 30,        December 31,
                                  2002               2001
-------------------------------------------------------------------------
(In thousands)

Raw materials                    $ 6,507           $ 3,920
Work-in-process                      833             1,952
Finished goods                     5,404             8,716
Service spares                     7,908             9,537
-------------------------------------------------------------------------
Totals                           $20,652           $24,125
=========================================================================

Inventories on hand at September 30, 2002, and December 31, 2001, relate primarily to specialized hardware assembly activity in the Company's Intergraph Solutions Group ("ISG") and Intergraph Mapping and Geospatial Solutions ("IMGS") business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to three years. Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $1.7 million in third quarter 2002 compared to $1.3 million in third quarter 2001, and $4 million and $3.5 million in the first nine months of 2002 and 2001, respectively.

The Company increased product development expenses for costs normally eligible for capitalization by $2.7 million and $2.4 million in third quarter 2002 and 2001, respectively, and by $7.8 million and $6.6 million in the nine months ended September 30, 2002, and 2001, respectively, due to net realizable value concerns. Accumulated amortization (net of fully amortized projects) in the consolidated balance sheets at September 30, 2002, and December 31, 2001, was $12.8 million and $8.8 million, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company adopted Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in first quarter 2002. The Company currently reviews all intangible assets on a quarterly basis, and the adoption of this statement did not impact the Company's financial statements. The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets and discussed in
Note 4) and other intangible assets (included in "Other assets" in the consolidated balance sheets).

At September 30, 2002, and December 31, 2001, the Company's intangible assets and related accumulated amortization (net of fully amortized assets) consisted of the following:
--------------------------------------------------------------------------
                      As of September 30, 2002    As of December 31, 2001
                            Accumulated                 Accumulated
                     Gross  Amortization  Net    Gross  Amortization  Net
--------------------------------------------------------------------------
(In thousands)

Capitalized software
 development       $42,193   $(12,782)  $29,411 $32,982  $ (8,773) $24,209
Other intangible
 assets             44,625    (30,408)   14,217  43,787   (23,174)  20,613
--------------------------------------------------------------------------
Totals             $86,818   $(43,190)  $43,628 $76,769  $(31,947) $44,822
==========================================================================

The Company recorded amortization expense of $4.3 million and $3.8 million for third quarter 2002 and 2001, respectively, and $11.6 million and $10.8 million for the first nine months of 2002 and 2001, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expense for the remainder of 2002 and each of the succeeding five years is as follows: $4 million in 2002, $14 million in 2003, $9 million in
2004, $7 million in 2005, $5 million in 2006, and $5 million in 2007.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property,   plant,   and   equipment,  net  includes   accumulated
depreciation of approximately $128.5 million and $130.5 million at September 30, 2002, and December 31, 2001, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

                                  Cash Provided By (Used For) Operations
Nine Months Ended September 30,             2002          2001
-------------------------------------------------------------------------
(In thousands)

(Increase) decrease in:
    Accounts receivable, net              $6,237        $11,381
    Inventories, net                       3,782         (3,592)
    Other current assets                   2,169          5,718
Increase (decrease) in:
    Trade accounts payable                (4,462)          (735)
    Accrued compensation and other
     accrued expenses  		          (9,833)       (14,613)
    Income taxes payable                  10,969          1,334
    Billings in excess of sales           (3,885)        (2,263)
-------------------------------------------------------------------------
Net  changes in current assets and
 liabilities 				  $4,977        $(2,770)
=========================================================================

There were no significant non-cash investing and financing transactions in third quarter 2002. Significant non-cash investing and financing transactions in the first nine months of 2002 include a $5.4 million favorable net mark-to-market adjustment on the Company's long-term investments. This amount consists primarily of a $5.1 million unfavorable mark-to-market adjustment on the Company's investment in Creative Technology Ltd. ("Creative") and a $27.3 million favorable mark-to-market adjustment on its investment in 3Dlabs Inc., Ltd. ("3Dlabs"), offset by a reclassification adjustment of $16.6 million upon the sale of its investment in 3Dlabs stock. See Note 9.

There were no significant non-cash investing and financing transactions in third quarter 2001. Significant non-cash investing and financing transactions in the first nine months of 2001 included the receipt of common stock with a value of approximately $10 million as additional consideration for the third quarter 2000 sale of the Company's Intense3D graphics accelerator division to 3Dlabs, offset by a $5.8 million unfavorable mark-to-market adjustment. Also included in 2001 is a $4.3 million increase to a note receivable as additional consideration for the fourth quarter 2000 sale of its civil, plotting, and raster product lines.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive. For the quarters ended September 30, 2002, and 2001, these dilutive common stock equivalents were 2,443,000 and 2,199,000, respectively. For the nine months ended September 30, 2002, and 2001, these dilutive shares were 2,576,000 and 2,030,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

-------------------------------------------------------------------------
                                      Quarter Ended     Nine Months Ended
                                      September 30,      September 30,
                                      2002     2001      2002      2001
-------------------------------------------------------------------------
(In thousands)

Net income                           $2,673   $1,242   $287,638   $8,039
Unrealized holding gains (losses)
   arising during the period         (1,223)  (4,151)    22,080   (5,783)
Reclassification adjustment for gains
   included in net income               ---      ---    (16,632)     ---
Translation adjustment for financial
   statements denominated in a
   foreign currency 		       (233)   3,532      6,079      326
-------------------------------------------------------------------------
Comprehensive income        	     $1,217   $  623   $299,165   $2,582
=========================================================================

NOTE 10 - PATENT LITIGATION GAIN (LOSS)

In third quarter 2002, $1.2 million in costs associated with patent litigation were offset against gains from the patent litigation settlement. During the nine months ended September 30, 2002, the Company recognized a net gain of $292.4 million from the settlement of the patent infringement lawsuit. For a complete discussion, see "Patent Litigation Gain (Loss)" and "Litigation" in MD&A.

NOTE 11 - GAIN (LOSS) ON SALES OF ASSETS

For third quarter 2002, the Company recognized a loss on the sale of assets of $1.3 million compared to a gain of $530,000 in third quarter 2001. Gains on sales of assets were $17.2 million and $5.4 million for the nine months ended September 30, 2002, and 2001. For a complete discussion, see "Gain (Loss) on Sales of Assets" included in MD&A.

NOTE 12 - ACQUISITIONS AND DIVESTITURES

There were no acquisitions or divestitures during third quarter 2002. In second quarter 2002, the Company sold its ownership interest in 3Dlabs to Creative for approximately $40.2 million in cash and stock and recorded a gain of approximately $17 million. In March 2002, the Company completed the sale of its subsidiary in Greece for approximately $120,000, which was received in April 2002. The Company retained a 20% interest in the subsidiary, but the buyer has a right to purchase this interest for a fixed price of $30,000. This right will expire December 31, 2002. The Company recorded a loss on this transaction of $455,000. The subsidiary did not have a material effect on the Company's results of operations or financial position for any periods prior to the sale. The gain and loss on these transactions are included in "Gain (Loss) on sales of assets" in the consolidated statement of income for the nine months ended September 30, 2002.

In third quarter 2001, the Company closed the sale of its Saudi Arabian operation and recorded a $680,000 gain offset by a $150,000 impairment reserve in anticipation of an expected loss on the fourth quarter sale of Intergraph Middle East, Ltd. ("IMEL"). The net gain of $530,000 is included in "Gain (Loss) on sales of assets" in the consolidated statements of income for the third quarter and nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company also acquired (in January 2001) the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany for a purchase price consisting of approximately $1.8 million paid at closing and additional payments due March 1, 2002, (paid in April 2002) and 2003, to be calculated as 15% of the annual revenues earned by the Company from the sale of MARIAN products in 2001 and 2002, respectively. The Company's payment at closing is included in "Business acquisitions" in the Company's consolidated statement of cash flows for the nine months ended September 30, 2001. The accounts and results of operations of MARIAN have been combined with those of Intergraph Process, Power & Offshore ("PP&O") since the January 1, 2001, effective date of the acquisition using the purchase method of accounting.

On October 17, 2002, but effective as of October 1, 2002, the Company purchased the remaining 40% ownership interest of Z/I Imaging Corporation ("Z/I Imaging") from Carl Zeiss B.V. ("Zeiss"), a German company. The Company transferred certain reconnaissance camera assets and paid $6 million, net in cash. The film-based commercial mapping cameras and the newly introduced Digital Mapping Camera remain a part of Z/I Imaging.

NOTE 13 - SEGMENT REPORTING

The Company consists of four core business segments, along with an Intellectual Property division ("IP") and a corporate oversight function ("Corporate"). The four core business segments consist of ISG, IMGS, PP&O, and Intergraph Public Safety, Inc. ("IPS"). The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.

ISG provides professional services, specially developed software and ruggedized hardware, and commercial-off-the-shelf products to federal, state, and local governments, as well as to commercial customers. ISG also includes the U.S. hardware maintenance and network services businesses.

Beginning in third quarter 2002, the IMGS segment results also include the results of Z/I Imaging. IMGS develops, markets, and supports geospatial infrastructure management (GIM), land information management (LIM), and map production and exploitation solutions for state and local governments, land records and use management, transportation, utilities and public works projects, military and national mapping agencies, and defense and intelligence communities. Z/I Imaging, previously a 60%-owned segment of the Company, supplies end-to-end photogrammetry solutions for front-end data collection to mapping-related and engineering markets. On October 17, 2002, but effective as of October 1, 2002, the Company purchased the remaining 40% ownership interest of Z/I Imaging from Zeiss.

PP&O supplies software and services to the process, power, and offshore (petroleum and natural gas) industries.

IPS develops, markets, and implements systems for the public safety, utilities, and communications markets.

Intergraph has created an Intellectual Property division to maximize the value of the Company's portfolio of patents, copyrights, and trademarks. This division has the responsibility of managing all aspects of the Company's intellectual property with the goal of identifying, protecting and profiting from its intellectual capital. The Company has retained a consulting firm to assist in the formulation and implementation of its licensing program, and has begun evaluating products that may benefit from the licensing of Intergraph technology.

Amounts in the "Corporate" category include revenues and costs for Teranetix (a provider of computing support and hardware integration services), international hardware maintenance, and general corporate functions. Operating expenses for the Corporate category consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the business segments based on usage of administrative services. The Corporate category also includes the remainder of the Middle East operations, portions of which were sold in 2001 (with the sale of the remaining portion closing in April 2002, effective October
2001).

The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). Sales between the business segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar property or services to similarly situated unrelated buyers.

The  following  table  sets forth revenues  and  operating  income
(loss) by business segment for the quarter and nine months ended September 30, 2002, and 2001.

-------------------------------------------------------------------------
                             Quarter Ended     Nine Months Ended
                             September 30,       September 30,
                             2002     2001       2002     2001
-------------------------------------------------------------------------
(In thousands)

Revenues:
ISG:
   Unaffiliated customers  $ 33,290 $ 32,673  $ 96,596  $ 98,391
   Intersegment revenues        824    1,155     3,903     5,374
-------------------------------------------------------------------------
                             34,114   33,828   100,499   103,765
-------------------------------------------------------------------------
IMGS:
   Unaffiliated customers    37,291   32,285   109,178   108,440
   Intersegment revenues      1,699    4,203     6,093     9,415
-------------------------------------------------------------------------
                             38,990   36,488   115,271   117,855
-------------------------------------------------------------------------
PP&O:
   Unaffiliated customers    31,635   27,204    89,517    82,369
   Intersegment revenues        840    1,400     3,055     4,026
-------------------------------------------------------------------------
                             32,475   28,604    92,572    86,395
-------------------------------------------------------------------------
IPS:
  Unaffiliated customers     28,344   29,028    75,955    88,735
  Intersegment revenues         143      (78)      238        38
-------------------------------------------------------------------------
                             28,487   28,950    76,193    88,773
-------------------------------------------------------------------------
IP:
   Unaffiliated customers       100      ---       100       ---
   Intersegment revenues        ---      ---       ---       ---
-------------------------------------------------------------------------
                                100      ---       100       ---
-------------------------------------------------------------------------
Corporate:
   Unaffiliated customers     2,856    5,866     7,836    21,034
   Intersegment revenues      1,266    2,260     2,373     9,649
-------------------------------------------------------------------------
                              4,122    8,126    10,209    30,683
-------------------------------------------------------------------------
                            138,288  135,996   394,844   427,471
-------------------------------------------------------------------------
Eliminations                 (4,772)  (8,940)  (15,662)  (28,502)
-------------------------------------------------------------------------
Total revenues             $133,516 $127,056  $379,182  $398,969
=========================================================================
-------------------------------------------------------------------------


Operating income (loss):
ISG                        $    188 $  2,444  $  4,626  $  8,103
IMGS                            751    1,847     4,291     7,437
PP&O                          5,773    1,559    15,020     4,163
IPS                           4,198    2,532     6,239     4,847
IP                              (33)  (1,196)   (3,568)   (1,921)
Corporate                    (7,645)  (5,022)  (18,785)  (16,187)
Eliminations                    ---      ---       ---       ---
-------------------------------------------------------------------------
Total                      $  3,232 $  2,164  $  7,823  $  6,442
=========================================================================

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include $1.2 million in expenses related to patent litigation and a loss on the sale of assets of $1.3 million for third quarter 2002 and a $530,000 gain on the sale of assets for third quarter 2001. Net gains on patent litigation were $292.4 million for the first nine months of 2002 and gains on sales of assets were $17.2 million and $5.4 million for the nine months ended September 30, 2002, and 2001, respectively. These were all considered non-recurring transactions and are included in the non-operating income (expense) section in the consolidated statements of income.

The Company does not evaluate performance or allocate resources based on assets and, as such, it does not prepare balance sheets for its business segments, other than those of its wholly owned subsidiaries.

NOTE 14 - LETTERS OF CREDIT

On September 4, 2002, in order to reduce the cost of issuing letters of credit, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. This credit line is secured by $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but restricted such that the Company must maintain a level of securities sufficient to cover total outstanding letters of credit which were $10.3 million at September 30, 2002.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In first quarter 2002, the following accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") became effective for the Company: SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of these Statements did not have a significant impact on the Company's consolidated operating results or financial position.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items (as previously required under Statement 4) and requires certain modifications to capital leases. The provisions related to the rescission of Statement 4 become effective for the Company in 2003, the provisions related to Statement 13 became effective for the Company for transactions occurring after May 15, 2002, and all other provisions of this statement became effective for financial statements issued after May 15, 2002.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

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

RESULTS OF OPERATIONS

Earnings

In third quarter 2002, the Company earned net income of $2.7 million on revenues of $133.5 million compared to third quarter 2001 net income of $1.2 million on revenues of $127.1 million. Third quarter 2002 income from operations was $3.2 million compared to $2.2 million for third quarter 2001. For the first nine months of 2002, the Company earned net income of $287.6 million on revenues of $379.2 million compared to net income of $8 million on revenues of $399 million for the first nine months of 2001. Income from operations was $7.8 million and $6.4 million for the nine months ended September 30, 2002, and 2001, respectively. See "Non-Operating Income (Expense)" for discussions of non-operating items included in net income.

Orders

Third quarter 2002 systems and services orders totaled $85 million, up approximately 8% from third quarter 2001. For the nine months ended September 30, 2002, systems and services orders were $270 million, down approximately 6% from the comparable period in 2001.

Revenues

Total revenues for third quarter 2002 were $133.5 million, up 5% from the comparable prior-year period. For the first nine months of 2002, total revenues were $379.2 million, down 5% from the comparable period in 2001.

Sales outside the United States represented approximately 42% of total revenues in the nine months ended September 30, 2002, down from 47% for the comparable period in 2001. European revenues were 25% of total revenues for the first nine months of 2002, down slightly from 27% for the comparable period in 2001.

Systems. Systems revenues for third quarter 2002 were $81 million, up 14.8% from third quarter 2001. This increase is spread over several business units. ISG's increase is attributed to a one-time $4.8 million sale of third-party software. IPS also had a one-time increase of $2.3 million related to the completion of a large outsourcing contract in Australia and PP&O had a $2.2 million Shipbuilding Platform Technology sale. For the nine months ended September 30, 2002, systems revenues were $219.4 million, relatively flat compared to the comparable period in 2001.

Maintenance. Revenues from maintenance and support of Company products totaled $31.2 million in third quarter 2002, up 8.2% from third quarter 2001. This increase was due primarily to IPS' growing maintenance base and PP&O's increase in Global Alliance Agreements revenue. For the first nine months of 2002, maintenance and support revenues totaled $89.5 million, down 4.3% from the comparable period in 2001. Maintenance revenue declined for the year primarily due to expired hardware contracts not being renewed.

Services. Services revenues, consisting primarily of revenues from implementation and consulting services, totaled $21.3 million for third quarter 2002, down 23% from third quarter 2001. For the first nine months of 2002, services revenues were $70.3 million, down 12.5% from the comparable period in 2001. The decrease in services revenues is primarily due to the completion of several large IPS projects and the sale of the Middle East operations in 2001. The Company is endeavoring to grow its services business; however, revenues from these services by nature typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or maintenance revenues.

Gross Margin

The Company's total gross margin for third quarter 2002 was 45% compared to 44.2% for third quarter 2001. For the first nine months of 2002, total gross margin was 46.1%, up from 43.2% for the comparable period in 2001.

Systems margin was 46.3% for third quarter 2002, down from 49.5% in third quarter 2001. Systems revenue for third quarter 2002 includes a significant, non-recurring government purchase of third-
party  software  with  very  low profit  margin.   Excluding  this
transaction, systems margin for third quarter would be 49.1%. The first nine months of 2002 systems margin was 48.5%, down from
49.4%  in  the  first  nine  months of  2001.   Although  revenues
declined as discussed above, gross margin percentages for the year have remained relatively flat due to higher software content and cost reductions. In general, the Company's systems margin may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales when the dollar
is  weaker  in  international markets.   Systems  margins  may  be
lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance margin for third quarter 2002 was 53%, increasing from 46.1% in third quarter 2001. For the first nine months of 2002, maintenance margin was 52.6%, up from 44.3% for the comparable prior-year period. Although the Company's revenues have declined due to the exit from the hardware business, costs have also declined, primarily due to overall headcount reductions, reduced third-party expenses, and higher software content of maintenance contracts.

Services margin was 28.3% for third quarter 2002, flat compared to 28.7% in third quarter 2001. For the first nine months of 2002, services margin was 30.1%, up from 24.7% in the first nine months of 2001. Although revenues for the first nine months of 2002 declined, as noted above, the higher services margin is attributed to considerably lower costs in 2002. Significant fluctuations in services revenues and margins from period to period are not unusual. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred in the period in which revenues are recognized.

Operating Expenses

Total operating expenses for the third quarter and first nine months of 2002 were $56.8 million and $166.9 million, respectively, up 5.3% from $54 million in third quarter 2001 and relatively flat with $166.1 million in the first nine months of 2001.

Product development expense was $14.6 million for third quarter 2002 and $39.3 million for the first nine months of 2002, up 10.3% from third quarter 2001 and down 2.5% from the first nine months of 2001. Third quarter product development expense is slightly higher across most segments. The year-to-date decrease is primarily due to decreased headcount in IPS and increased costs qualifying for capitalization in the first half of 2002.

Sales and marketing expense was $24.1 million for third quarter 2002 and $71.6 million for the first nine months of 2002, up 8.4% from the $22.2 million third quarter 2001 amount and relatively flat compared to $70.1 million for the first nine months of 2001. The increase in the third-quarter comparison is due primarily to increased headcount and travel for PP&O. In addition, ISG incurred higher sales and marketing expenses in 2002 in order to increase revenue. Year-to-date expenses remain relatively flat due to reduced headcount and the absence of expenses from the Middle Eastern subsidiaries, which were sold in 2001.

General and administrative expense was $18.1 million for third quarter 2002, relatively flat compared to third quarter 2001 expense of $18.5 million. During the first nine months of 2002, general and administrative expense was $56 million, relatively flat compared to $55.7 million in the comparable period in 2001.

Non-Operating Income (Expense)

Patent Litigation Gain (Loss). In April 2002, Intergraph and Intel settled a patent infringement lawsuit filed in Alabama Federal Court in 1997 for $300 million, which the Company received in May. The Company recognized a net gain of $292.4 million on this transaction, which is included in "Patent litigation gain
(loss)" in the consolidated statement of income for the nine months ended September 30, 2002. During third quarter 2002, the Company received concurrence from SEC staff of its financial statement presentation of the patent settlement. (See "Litigation" for further discussion on this transaction.)

Gain (Loss) on Sales of Assets. In July 2000, Intergraph sold its Intense3D graphics accelerator division to 3Dlabs for approximately 11.2 million shares of 3Dlabs common stock. In first quarter 2002, the Company reported an additional gain of $2 million from that sale as the shares originally placed in escrow were released in March 2002. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion of the 3Dlabs transactions). In May 2002, Creative purchased all of the outstanding shares of 3Dlabs for $3.60 per share, paying one-third in cash and two-thirds in Creative common stock. The Company recognized a gain of $17 million on the sale of its shares of 3Dlabs to Creative. In July 2002, Intergraph sold approximately 789,000 shares of Creative stock for a net loss of $1.3 million. These transactions are included in "Gain (Loss) on sales of assets" in the consolidated statement of income for the nine months ended September 30, 2002. At September 30, 2002, the Company owned approximately 1.5 million shares of Creative common stock with a market value at that date of $9.8 million.

The Company recognized gains of $17.2 million and $5.4 million for the first nine months of 2002 and 2001, respectively. In addition to the gains and losses related to 3Dlabs and Creative discussed above, the Company also recognized a loss of $455,000 on the March 2002 sale of its Greek subsidiary in first quarter 2002. In first quarter 2001, the Company reported an additional gain of approximately $4.3 million from the BSI transaction based upon a revised calculation of transferred maintenance revenues for the products sold to BSI, as provided for in the original sale agreement. The Company also reported a $581,000 additional gain from the 3Dlabs transaction. This gain was the result of the final calculation and settlement of the earn-out provisions with 3Dlabs. In third quarter 2001, the Company recognized a gain of
$680,000 from the sale of its Saudi Arabian subsidiary and an impairment reserve of $150,000 for its anticipated sale of IMEL. The sale closed in April 2002, effective October 2001. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of these transactions.)

See Notes 11 and 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further information regarding gains and losses on sales of assets and divestitures.

Interest Income. Interest income was $2.3 million for third quarter 2002 compared to $1.3 million for third quarter 2001. The Company increased its short-term investing beginning May 2002 using funds from the Intel settlement. Interest income was $4.9 million for the first nine months of 2002, relatively flat with $5.1 million for the comparable period in 2001. Although interest from short-term investments increased during 2002, there was also a decline in interest rates and a decrease in the amount of interest received on the Bentley note. Also, the 2001 amount included interest received due to settlement of the Micrografx, Inc. convertible subordinated debenture.

Other Income (Expense), Net. "Other income (expense), net" in the consolidated statements of income consists primarily of foreign exchange gains and losses, interest expense, and other miscellaneous items of non-operating income and expense. In third quarter 2002, other income (expense), net was $1.2 million, which included a $770,000 foreign exchange loss, interest expense of $32,000, rental income of $617,000, and a gain of $977,000 for the return of real estate assets previously donated. In third quarter 2001, other income (expense), net was a loss of $665,000, which included a $939,000 foreign exchange loss, interest expense of $246,000, and rental income of $995,000.

In the first nine months of 2002, other income (expense), net was $2.6 million, which included a $102,000 foreign exchange gain, interest expense of $172,000, a gain of $977,000 for the return of real estate assets previously donated, and rental income of $1.4 million. In the first nine months of 2001, other income (expense), net was a loss of $2.1 million, which included a $797,000 write-off of the value of a convertible debenture, a $1.4 million foreign exchange loss, interest expense of $1.4 million, and rental income of $2.1 million.

Income Taxes

Income tax expense was $1.3 million for third quarter 2002 and $37.1 million for the first nine months of 2002, compared to $2.5 million for third quarter 2001 and $6.5 million for the first nine months of 2001. The Company earned income before taxes and minority interest of $4.2 million and $325 million in the third quarter and the first nine months of 2002, respectively, compared to $3.3 million in the third quarter of 2001 and $14.7 million for the first nine months of 2001. Income tax expense for 2002 is largely a result of the patent litigation gain and the gains on sales of assets offset by the utilization of the Company's U.S. net operating loss and tax credit carryforwards. Income tax expense for 2001 resulted primarily from taxes on individually profitable majority-owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for details of the Company's tax position, including its net operating loss and tax credit carryforwards.

Results By Operating Segment

In third quarter 2002, ISG earned operating income of $188,000 on revenues of $34.1 million compared to third quarter 2001 operating income of $2.4 million on revenues of $33.8 million. For the first nine months of 2002, ISG earned operating income of $4.6 million on revenues of $100.5 million compared to operating income of $8.1 million on revenues of $103.8 million in the first nine months of 2001. The third-quarter and year-to-date decreases in operating income compared to the prior-year periods are due to lower revenues, increased sales and marketing expenses, and competitive pricing pressure in both the commercial and government sectors.

Beginning in third quarter 2002, IMGS segment results will also include the results of Z/I Imaging. In third quarter 2002, IMGS earned operating income of $751,000 on revenues of $39 million compared to third quarter 2001 operating income of $1.8 million on revenues of $36.5 million. For the first nine months of 2002, operating income was $4.3 million, down from $7.4 million in 2001. Revenues were $115.3 million for the first nine months of 2002, down from $117.9 million for the prior-year period. The reduction in operating income is primarily due to lower gross margins on systems sales and higher overall operating expenses and lower-than-planned revenue due to the downturn in the economy, predominantly
in  the  commercial, state and local government  businesses.   The
Company believes local and state governments will continue to spend less on Information Technology ("IT") in the near future.

In third quarter 2002, PP&O reported operating income of $5.8 million on revenues of $32.5 million, compared to third quarter 2001 operating income of $1.6 million on revenues of $28.6 million. For the first nine months of 2002, operating income was $15 million on revenues of $92.6 million, a substantial increase over $4.2 million on revenues of $86.4 million for the first nine months of 2001. The increase in operating income is due to higher revenues, cost reductions, improved product mix (growth in higher-margin products), and several non-recurring transactions that positively impacted operating income.

In third quarter 2002, IPS earned operating income of $4.2 million on revenues of $28.5 million, compared to third quarter 2001
operating income of $2.5 million on revenues of $29 million.   IPS
reported operating income of $6.2 million on revenues of $76.2 million for the first nine months of 2002 compared to operating income of $4.8 million on revenues of $88.8 million for the same period in 2001. The increase in revenue and operating income over third quarter 2001 is primarily the result of continued strong performance from the Public Safety division and better performance
from  the  Utilities  and  Communications  ("UC")  division.    In
addition,  Public  Safety had one-time increases  in  revenue  and
income   from   operations  of  $2.3  million  and   $2   million,
respectively, as a result of the sale of software and systems associated with the completion of a large outsourcing contract in
Australia.   In  September 2002, the operation of  the  Bureau  of
Emergency   Services   Telecommunications  system   in   Victoria,
Australia, reverted to the government at the conclusion of a seven-
year  outsourcing  arrangement.   This  action  will  reduce  2003
revenue by $11 million per year but should not have a significant impact on profitability, with the exception of the one-time sale in third quarter 2002. For the first nine months of 2002, revenue declined 14% from the same period in 2001. This decline was in the UC business. Income from operations increased by 29% during the same period, due to better gross margins, the one-time sale
mentioned  above  from  the  Public  Safety  business,  and   cost
reductions in the UC business. The industry-wide slowdown in IT spending continues for both the utilities and communications markets. Each quarter, expenses and staffing have been reduced to
bring   them   in  line  with  expected  revenues.   The   Company
anticipates that revenues will continue to be depressed in the foreseeable future. In October, the decision was made to merge
the  UC  division  with  the IMGS division.   There  are  business
synergies and opportunities for cost savings between the UC and IMGS businesses because of overlaps in sales, marketing, and
development.   The  UC industry solutions are built  on  the  IMGS
GeoMedia core technology, and GeoMedia is frequently used by UC customers for their general geographic information systems (GIS) needs. The transfer will be completed during fourth quarter 2002 and will become effective for the full year 2003.

In third quarter 2002, the Intellectual Properties division reported an operating loss of $33,000 compared to an operating loss of $1.2 million in third quarter 2001. For the first nine months of 2002, IP reported an operating loss of $3.6 million compared to $1.9 million for the first nine months of 2001. The Company has recently announced that Fujitsu Ltd. of Japan has licensed Intergraph's PIC technology for use in consumer electronics and embedded applications. The license established a 1% running royalty on current and future Fujitsu products utilizing the PIC technology. The license provided an initial fee in the amount of $100,000 in revenue for the Intellectual Properties division. Costs are primarily outside legal expenses related to patent litigation that increased substantially in 2002. The 2002 legal expenses related to the patent litigation were offset against the settlement proceeds recorded in other income (expense) in the consolidated statements of income for the three and nine months ended September 30, 2002. See "Litigation" below.

In third quarter 2002, Corporate reported an operating loss of $7.6 million on revenues of $4.1 million, compared to a third quarter 2001 operating loss of $5 million on revenues of $8.1 million. For the first nine months of 2002, Corporate reported an operating loss of $18.8 million on revenues of $10.2 million compared to an operating loss of $16.2 million on revenues of $30.7 million in the first nine months of 2001. Current revenues are primarily associated with the sale of spare parts and spare part repair fees from hardware maintenance organizations worldwide. Revenues will continue to decline as a result of the exit from the hardware business.

See   Note  13  of  Notes  to  Consolidated  Financial  Statements
contained in this Form 10-Q for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. On April 14, 2002, but effective as of April 4, 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama was dismissed, the companies signed a cross license agreement, and the Company assigned certain unrelated patents to Intel. The settlement did not subject the Company to any prospective obligations or cash flows. Any patents issued in the future will automatically be licensed to Intel but will not result in any obligations to the Company. The Company recorded the $300 million settlement (net of applicable legal fees and other associated litigation costs) as a separate line item in the other income (expense) section of its 2002 consolidated income statement. Any costs associated with any future obligations of the Company are inconsequential.

The settlement also established a range of damages for the then pending patent infringement suit in Texas. This settlement agreement was filed on Form 8-K/A on April 30, 2002, and is available for public review. Subject to the specific terms of the settlement, the parties established an award of $150 million to the Company depending upon the outcome of the Texas district court trial, and an additional $100 million to the Company depending upon the outcome of an appeal unless Intel can implement an approved workaround to the infringement.

The Texas trial was held in early July 2002 with final closing arguments on August 29, 2002. On October 10, 2002, the Judge ruled that Intergraph's PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. The Judge also ruled that Intergraph was entitled to an injunction on Intel's Itanium and Itanium 2 processors. On October 18, 2002, Intel filed a combined Motion to Reconsider and Motion for a New Trial, which was denied. On October 30, 2002, the Court entered a "Final Judgment and Permanent Injunction" against Intel. Based on this Final Judgment, Intel must pay $150 million to the Company no later than November 29, 2002, or face the imposition of a permanent injunction. The $150 million payment is non-refundable, regardless of any outcome on appeal, and will stay the injunction, pending appeal.

Upon payment of the $150 million, Intel has three options: (1) Intel can pay an additional $100 million to immediately license the PIC patents, (2) Intel can appeal the decision and will have to pay an additional $100 million only if they fail to prevail on appeal, or (3) Intel may design around the infringement. Any design-around, however, must be approved by the Texas Court and implemented in the next release of Itanium. Any appeal will be filed with the Federal Circuit Court of Appeals in Washington, D.C.

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

The  Company  also  continues  to pursue  real  estate  sales  and
facilities  consolidation.   If  successful,  these  sales  should
provide additional cash to the Company.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2002, the Company terminated its secured credit agreement. (See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for complete details of this credit agreement.) Due to its current cash position, the Company believes a general line of credit is unnecessary at this time.

On September 4, 2002, in order to reduce the cost of issuing letters of credit, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. This credit line is secured by $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but restricted such that the Company must maintain a level of securities sufficient to cover total outstanding letters of credit which were $10.3 million at September 30, 2002.

At September 30, 2002, the Company had approximately $1.6 million in debt on which interest is charged under various floating rate arrangements. The Company is exposed to market risk of future increases in interest rates on these loans.

In third quarter 2002, the Company spent approximately $12 million to repurchase 752,000 shares of its common stock under a stock repurchase program. During the first nine months of 2002, the Company spent approximately $78.8 million to repurchase 4.5 million shares.

The Company believes that existing cash balances will substantially exceed cash requirements for operations for 2002. The Company does not anticipate significant non-operating events that will require the use of cash, with the exception of its stock repurchase program and its October purchase of the remaining 40% ownership interest of Z/I Imaging. In October 2002, the stock repurchase program was extended to December 31, 2004, and funding was increased from $100 million to $175 million (see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion).

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

The Company accounted for the Intel settlement as a one-time event, net of applicable costs, and has received concurrence from SEC staff with this financial statement presentation.

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

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For the first nine months of 2002, approximately 42% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 47% for the first nine months of 2001. Most international subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. A weaker U.S. dollar will increase the level of reported U.S. dollar orders and revenues, increase the dollar gross margin, and increase the reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe and Asia, improved its results of operations for the first nine months of 2002 by $.02 per share in comparison to the first nine months of 2001.

The Company conducts business in many markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging any of its foreign currency risks. The Company had no forward contracts outstanding at September 30, 2002, or December 31, 2001.

Euro Conversion. On January 1, 1999, eleven member countries of the European Monetary Union ("EMU") fixed the conversion rates of their national currencies to a single common currency, the "Euro." In September 2000, and with effect from January 1, 2001, Greece became the twelfth member of the EMU to adopt the Euro. Euro currency began to circulate on January 1, 2002, and the individual national currencies of the participating countries were withdrawn from circulation by February 28, 2002. All of the Company's financial systems currently accommodate the Euro, and since 1999, the Company has conducted business in Euros with its customers and vendors who chose to do so without encountering significant administrative problems. While the Company continues to evaluate the potential impacts of the common currency, at present it has not identified significant risks related to the Euro. The full Euro conversion in 2002 did not have a material impact on the Company's results of operations or financial condition, and to date, the conversion to one common currency has not impacted the Company's pricing in European markets.

Item 4. Controls and Procedures
        -----------------------

The Company, under the direction of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the
Company's management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

Within ninety days of the filing of this Report, the CEO and the CFO have reviewed and evaluated the Company's disclosure controls and procedures. Based on, and as of the date of, that review and evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, therefore, no corrective action is required to be taken.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings
         -----------------

As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. On April 14, 2002, but effective as of April 4, 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settles the litigation involving the Company's Clipper patents. Under the terms of the settlement agreement, Intel agreed to pay $300 million to the Company (proceeds of which were received May 1, 2002), the lawsuit pending in Alabama was dismissed, the companies signed a cross license agreement, and the Company assigned certain unrelated patents to Intel. The settlement did not subject the Company to any prospective obligations or cash flows. Any patents issued in the future will automatically be licensed to Intel but will not result in any obligations to the Company. The Company recorded the $300 million settlement (net of applicable legal fees and other associated litigation costs) as a separate line item in the other income (expense) section of its 2002 consolidated income statement. Any costs associated with any future obligations of the Company are inconsequential.

The settlement also established a range of damages for the then pending patent infringement suit in Texas. This settlement agreement was filed on Form 8-K/A on April 30, 2002, and is available for public review. Subject to the specific terms of the settlement, the parties established an award of $150 million to the Company depending upon the outcome of the Texas district court trial, and an additional $100 million to the Company depending upon the outcome of an appeal unless Intel can implement an approved workaround to the infringement.

The Texas trial was held in early July 2002 with final closing arguments on August 29, 2002. On October 10, 2002, the Judge ruled that Intergraph's PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. The Judge also ruled that Intergraph was entitled to an injunction on Intel's Itanium and Itanium 2 processors. On October 18, 2002, Intel filed a combined Motion to Reconsider and Motion for a New Trial, which was denied. On October 30, 2002, the Court entered a "Final Judgment and Permanent Injunction" against Intel. Based on this Final Judgment, Intel must pay $150 million to the Company no later than November 29, 2002, or face the imposition of a permanent injunction. The $150 million payment is non-refundable, regardless of any outcome on appeal, and will stay the injunction, pending appeal.

Upon payment of the $150 million, Intel has three options: (1) Intel can pay an additional $100 million to immediately license the PIC patents, (2) Intel can appeal the decision and will have to pay an additional $100 million only if they fail to prevail on appeal, or (3) Intel may design around the infringement. Any design-around, however, must be approved by the Texas Court and implemented in the next release of Itanium. Any appeal will be filed with the Federal Circuit Court of Appeals in Washington, D.C.

The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:
     Exhibit
     Number                                  Description
     ------				     -----------
     10(b)(i)         Termination Agreement and  Release,  by  and
			between Intergraph Corporation and Foothill
	                Capital Corporation,  dated  August 31, 2002

     10(n)            Employment Agreement of Dr. Terry Keating  dated
			October 1, 2002

     99.1 	      Certification pursuant to 18 U.S.C. Section 1350
			by James F. Taylor, Jr. dated November 12, 2002

     99.2 	      Certification pursuant to 18 U.S.C. Section 1350
			by Larry J. Laster dated November 12, 2002

(b) Reports on Form 8-K:

      On October 10, 2002, the Company filed a Current Report on Form 8-K, reporting a favorable ruling on its PIC patent infringement lawsuit against Intel Corporation in the Texas District Court trial

      On October 15, 2002, the Company filed a Current Report on Form 8-K reporting Jim Taylor's intention to retire as the Company's Chief Executive Officer


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant  to  the requirements of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By:   /s/ James F. Taylor, Jr.        By:   /s/ Larry J. Laster
      ------------------------              ---------------------------
      James F. Taylor, Jr.                  Larry J. Laster
      Chief Executive Officer               Executive Vice President
					    and Chief Financial Officer
					    (Principal Financial and
					    Accounting Officer)

Date: November 12, 2002               Date: November 12, 2002



                          CERTIFICATIONS

I, James F. Taylor, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intergraph Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                            /s/ James F. Taylor, Jr.
			    ------------------------
                            James F. Taylor, Jr.
                            Chief Executive Officer


I, Larry J. Laster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intergraph Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                            /s/ Larry J. Laster
			    ---------------------
                            Larry J. Laster
                            Chief Financial Officer