Form 10-K
period 2002-12-31
INTERGRAPH CORP
filed 2003-03-27
CIK 351145

================================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

                                    OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to

                Commission file number 0-9722

                          INTERGRAPH CORPORATION
                          ----------------------
          (Exact name of registrant as specified in its charter)

                   Delaware                           63-0573222
        ---------------------------         ---------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

              Intergraph Corporation
               Huntsville, Alabama                      35894-0001
      --------------------------------------            ----------
     (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  (256) 730-2000
                                                        -------------
  Securities registered pursuant to Section 12(b) of the Act:  None

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

  Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  X   No

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $807,554,000. The market value calculation was determined using a per share price of $17.44.

  As of January 31, 2003, there were 46,227,249 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $791,963,000 based on the closing sale price of such stock as reported by The Nasdaq Stock Market on January 31, 2003, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                      Form 10-K Reference
    ---------                                      -------------------

    Portions of the Annual Report to Shareholders
      for the year ended December 31, 2002           Part I, Part II

    Portions of the Proxy Statement for the May 15,
      2003, Annual Meeting of Shareholders               Part III

================================================================================

                                  PART I

ITEM 1.   BUSINESS

Overview

Intergraph Corporation (the "Company" or "Intergraph"), founded in 1969, is a worldwide provider of end-to-end technical solutions and systems integration services. The Company's industry-focused business segments develop, market, and support software and services for local and national governments and for global industries, including public safety; process, power, and offshore; and mapping and geographic information systems ("GIS"), utilities, communications, and earth imaging. In addition, Intergraph's intellectual property division manages the Company's portfolio of intellectual property, including patents, copyrights, and trademarks.

The Company's business segments offer software solutions based on the Microsoft Corporation ("Microsoft") Windows operating systems. This open technology foundation enables the Company's software products to interoperate with thousands of third-party Windows-based technical and business applications. The Company's business segments also offer related professional services to satisfy engineering, design, modeling, analysis, mapping, and information technology ("IT") needs. Products and services are sold through industry-focused direct and indirect channels worldwide, with the United States and Europe representing approximately 83% of total revenues for 2002.

Background

Until the mid-1990s, high-end technical computing required tremendous processing and graphics capabilities that were available only from mainframes, minicomputers, and reduced instruction set computing ("RISC")- based workstations, including Intergraph's Clipper workstations, running the UNIX operating system. However, in 1992, the Company began evaluating a transition from its Clipper RISC microprocessor to Intel Corporation ("Intel") microprocessors, and from UNIX to Microsoft's Windows NT operating system. In late 1992, based on commitments from Intel, the Company concluded that systems with Intel microprocessors and Windows operating systems would become capable of supporting high-end computing and other enterprise-wide computing environments. The Company, therefore, chose to migrate products from its own Clipper microprocessor to Intel microprocessors, and from the UNIX operating system to Microsoft Windows NT.

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

In or about 1996, a dispute arose between the Company and Intel concerning the Company's assertion of certain patents against several of the Company's competitors in the computer industry. Unable to acquire technical information from Intel crucial to the Company's product development, the Company could not introduce new hardware lines on a timetable competitive with other hardware vendors. As a consequence, the Company was unable to compete favorably in the high-performance Intel processor-powered workstation markets.

In November 1997, the Company filed suit against Intel for illegal coercive behavior, infringement of certain microprocessor and system-level Clipper cache memory management patents ("Clipper patents"), and antitrust violations. The antitrust portion of the case was dismissed. The remaining elements of the case (including the claims pertaining to the Clipper patents) were settled in April 2002 for $300 million, which the Company received from Intel in May 2002. The Company believes that the $300 million settlement payment from Intel confirms the validity and value of its Clipper patents. As part of the settlement of the Clipper patents lawsuit, Intel also agreed to pay the Company $150 million if Intel lost the Texas lawsuit described below.

In July 2001, the Company filed a separate lawsuit in Texas, charging Intel with infringement of two Intergraph patents pertaining to parallel instruction computing ("PIC"). The complaint alleged that Intel's IA-64 EPIC(TM) (explicitly parallel instruction computing) architecture, infringes the Company's two PIC patents. In October 2002, the Court ruled that Intergraph's PIC patents were valid and enforceable, and were infringed by Intel's Itanium and Itanium 2 products. The Court also granted the Company an injunction on Intel's Itanium and Itanium 2 processors. In accordance with the terms of the parties' settlement agreement, Intel paid $150 million to the Company in November 2002. This amount is non-refundable, regardless of any outcome on appeal. In December 2002, Intel appealed the ruling in the PIC case to the Federal Circuit Court of Appeals, and the Company believes a decision likely will take ten to twelve months. As part of the parties' settlement, Intel agreed to pay to the Company an additional $100 million if the appeals court affirms the trial court's decision.

In 1997, the Company placed a number of computer system vendors on notice that it believed their products infringed the Clipper patents. The Company continued to offer to negotiate a patent license with these system vendors, but such discussions were suspended as a result of the Company's litigation against Intel. The settlement agreement with Intel in April 2002 did not include a grant of licenses for Intel's customers (the system vendors who combined an Intel processor with certain other non-Intel components). Rather, the Intel settlement agreement expressly excludes any license regarding the system vendors' sale of infringing computer systems and specifically records the Company's intention to seek payment for patent licenses from the system vendors.

The Company is actively engaged in licensing discussions with several companies and has initiated patent infringement lawsuits against certain companies whose products the Company believes infringe on certain Clipper and PIC patents. The Company understands the costs and uncertainties associated with patent litigation but believes that such litigation is necessary to maximize the value of its intellectual property. See Item 3, Legal Proceedings, following, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 2002 Annual Report for detailed discussion of the Company's patent litigation and its effect on the Company's business and consolidated operating results.

Over the past five years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce and the sale of several non-core business units and assets. In October 1999, having suffered irreparable damage as a result of the dispute with Intel, the Company exited the personal computer and generic server businesses, and in third quarter 2000 it exited the development and design of most of its remaining hardware products. The Company returned to profitability in 2001 and was profitable again in 2002. For further information regarding these actions, see MD&A.

The Company believes that its software applications strategy is the best available choice for its customers; however, other software applications are available in the market, and the Company competes with companies that have greater financial resources in each of the markets it serves. Further improvement in the Company's operating results depends on increased market penetration through its ability to accurately anticipate customer requirements and technological trends and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Business Segments

The Company's operations are divided into four separate business segments along with an intellectual property division and a corporate oversight function. These four business segments are focused on markets in which the Company considers itself to be a leader or sees the potential to lead. The Company's 2002 business segments are Intergraph Process, Power & Offshore ("PPO"); Intergraph Mapping and Geospatial Solutions ("IMGS"); Intergraph Solutions Group ("ISG"); and Intergraph Public Safety, Inc. ("IPS"). Each is discussed in further detail below. For additional information regarding the Company's business segments, including financial information for 2002, see MD&A and Note 15 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report ("Notes to Consolidated Financial Statements").

Intergraph Process, Power & Offshore PPO supplies software and services to the process, power, offshore petroleum, and marine industries, including shipbuilding. The segment focuses on integrated lifecycle engineering software and services for design and information management, with emphasis on engineering information as well as materials and procurement management, and on the linkage of engineering and business systems.

For more than 24 years, engineering, procurement, and construction contractors and facility owner/operators have used the division's software and services to design, construct, operate, and maintain facilities for petrochemical, chemical, pharmaceutical, food and beverage, oil and gas, power generation, pulp and paper, and mining industries.

The segment's most prominent brands include PDS(TM) (Plant Design System), SmartPlant(R), MARIAN(R), and INtools(R). SmartPlant Electrical was brought to market in 2002.

Intergraph Mapping and Geospatial Solutions IMGS has been a leading provider of mapping, GIS, and cartographic software and solutions for more than twenty-five years. IMGS, an acknowledged pioneer in the industry, provides products and services, open technology and data integration, and partners and people to help customers implement successful solutions.

IMGS serves government agencies and commercial enterprises with end-to-end geospatial solutions for cartography and map production, utilities, communications, and enterprise-wide mapping and GIS. IMGS products and industry-specific solutions support local, state, federal, and national governments; transportation agencies; mapping agencies; electric, gas, pipeline, and water/wastewater utilities; communications companies; commercial remote sensing and photogrammetry; the military; civil aviation authorities; and educational institutions.

In October 2002, IMGS broadened its technology and solutions portfolio to include mapping and geospatial solutions targeted toward many horizontal industries. Intergraph purchased the remaining 40% ownership interest of Z/I Imaging Corporation ("Z/I Imaging") from Carl Zeiss B.V. At the completion of the transaction, Z/I Imaging became an Intergraph wholly owned subsidiary and was combined with IMGS. In addition, in a corporate restructuring, the Utilities and Communications business was moved from IPS and combined with IMGS. IMGS provides their customers with total geospatial solutions in selected markets in industries such as national governments, local and regional governments, transportation, engineering, utilities, defense, and intelligence.

Intergraph Solutions Group ISG is a professional services and solutions company that provides management consulting, technology, and integrated solutions in the commercial and government sectors. ISG partners with clients to achieve their vision, mission, and goals through intelligent deployment of best practices and information technology. ISG combines experience in dozens of technical fields with offerings covering a breadth of services capabilities and products: IT integration, systems and networking, installation management, management consulting, IT-managed services, multi-vendor maintenance/field support, ruggedized hardware solutions, video analysis systems and services, logistics systems, and Integrated Ship Design and Production software.

During 2002, ISG changed its name from Intergraph Government Solutions to Intergraph Solutions Group to reflect the increasing importance of its commercial services business in key growth areas such as IT-managed services and health care. However, the majority of ISG business is within the U.S. Department of Defense, primarily the U.S. Air Force and U.S. Navy.

Intergraph Public Safety In January 1997, IPS was established as a wholly owned subsidiary of the Company. IPS provides complete, integrated solutions for command and control, deployment, tracking, information gathering, analysis, and records management. IPS systems are designed for public safety agencies (law enforcement, fire, and emergency medical services), commercial fleet operations, and airport, military, and commercial security forces.

IPS products provide a complete solution for public safety agencies. IPS was the first vendor to offer map-based computer-aided dispatching, and it expanded its product offering to include records and jail management systems, mobile solutions, and Web-enabled products that help disseminate information from the central communications server. Together, these products represent an integrated solution for dealing with the life cycle of public safety information.

Product Development

The Company believes a strong commitment to ongoing product development is critical to success in the markets in which it competes.

Product development expenditures include all costs related to designing new or improving existing products. During the year ended December 31, 2002, the Company expensed $50.7 million (10% of revenues) for product development activities compared to $53.9 million (10% of revenues) in 2001, and $56.3 million (8% of revenues) in 2000. See MD&A for further discussion of product development expenses, including portions capitalized and their recoverability.

The markets in which the Company's business units compete continue to be characterized by rapid technological change, resulting in shorter product cycles, higher-performance and lower-priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers. The operating results of the Company and its competitors will continue to depend on the ability to accurately anticipate customer requirements and technological trends, and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

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

Sales and Support

Sales The Company's products are sold through a combination of direct and indirect channels worldwide. Most of the Company's revenues are generated by the Company's direct sales force through sales offices in approximately 30 countries. The efforts of the direct sales force are augmented by sales through indirect channels, including dealers, value-added resellers, distributors, and systems integrators.

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

Customer Support The Company believes that a high level of customer support is important to the sale of its technical solutions and integration services. Customer support includes pre-installation guidance, customer training, on-site installation, project management, hardware preventive maintenance, repair services, software help desk, and technical support services. Maintenance and support are covered by standard warranties and by maintenance agreements to which most users subscribe. The Company believes that its hardware maintenance revenue will continue to decline as a result of its exit from the hardware business; however, the decline in maintenance revenues may be partially offset by growth in the Company's professional services business. The Company is endeavoring to grow its services business, but revenues from these services typically fluctuate significantly from quarter to quarter and produce lower gross margins than systems or software maintenance revenues.

International Operations

International markets, particularly Europe and Asia, continue in importance to each of the Company's operating segments. Sales outside the United States represented approximately 43% and 47% of total revenues in 2002 and 2001, respectively. European and Asia Pacific revenues represented approximately 26% and 10%, respectively, of total revenues in 2002, compared to 28% and 9%, respectively, in 2001. The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.

Outside the United States, the Company's products are sold and supported through a combination of subsidiaries and distributorships. At December 31, 2002, the Company had approximately 770 employees in Europe, 310 employees in the Asia Pacific region, and 460 employees in other international locations.

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. The Company conducts business in many major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. During 2002, local currencies were the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar was the functional currency for all other international subsidiaries in 2002. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's policy for managing the currency risks associated with its international operations.

For further discussion of the Company's international operations, see MD&A and Note 15 of Notes to Consolidated Financial Statements.

U.S. Government Business

Total revenue from the U.S. government was approximately $136.9 million in 2002, $143 million in 2001, and $132.4 million in 2000, representing approximately 27% of total revenue in 2002, and 27% and 19% of revenue in 2001 and 2000, respectively. The majority of these revenues are attributed to the ISG business segment.

The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts. Approximately 80% of the Company's 2002 federal government revenue was earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of ISG and the Company as a whole.

The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 2002, and 2001, accounts receivable from the U.S. government totaled approximately $26.7 million and $27.7 million, respectively.

Backlog

An order is entered into backlog only when the Company receives a purchase order or a signed contract from a customer. The Company's backlog of unfilled orders at December 31, 2002, and 2001, was $193.8 million and $231.1 million, respectively. Substantially all of the December 2002 backlog of orders is expected to be earned and recognized as revenue in 2003. The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

The Company does not consider its business to be seasonal.

Competition

The markets in which the Company competes continue to be characterized by price and performance competition. To compete successfully, the Company and others serving these markets must accurately anticipate customer requirements and technological trends, and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company and its competitors engage in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Company management believes that competition will remain intense, particularly in product pricing.

The Company's competition varies among its business segments. PPO competes with the software products and services of AVEVA (formerly Cadcentre); Bentley Systems, Inc. ("BSI") (an approximately 34%-owned affiliate of the Company) which in 2002 completed its acquisition of Rebis Industrial Workgroup Software, another competitor in this market; Dassault Systemes; Tribon (shipbuilding); and several smaller companies. In 2002, PPO retained its tenth year of market revenue leadership as estimated from available industry information. PPO ranked first in the overall plant design software and services market and the overall plant design-specific applications market. Positive factors potentially affecting competition in 2003 include continuing acceptance of SmartPlant software, continuing software lease revenue (particularly for PDS), and strong demand for commercial off-the-shelf software for instrumentation engineering and materials and procurement management. Potential negative factors include worldwide economic uncertainty or downturns affecting funding of customers' capital projects as well as fluctuations in oil, gas, and chemical prices.

IMGS competes in, and is a leader in, the GIS and earth imaging markets. According to available industry information, IMGS is a market leader in certain GIS market segments and geographies, with ESRI being the overall market leader. In the Utilities and Communications sector, one of the major competitors on a global scale is GE Network Solutions. IMGS is a market leader in the earth imaging market with its Z/I Imaging company believed to lead the photogrammetric industry. Z/I Imaging's largest competitor is Leica Geosystems ("Leica"). Z/I Imaging and Leica offer end-to-end solutions and together provide solutions to over 60% of the market. Although no industry reports are available for the photogrammetry market, IMGS determines its market placement by comparing overall market revenues to revenues reported by Leica, Z/I Imaging, and other competitors.

ISG competes in the U.S. federal government, state and local government, and commercial IT services markets. INPUT, a Virginia-based government IT market research firm, estimates there are more than 3,000 companies conducting more than $100,000 of IT business with the U.S. government. According to Gartner Dataquest, a Connecticut-based technology research and advisory firm, more than 15,000 companies compete in the commercial IT services market. In 2002, "VARBusiness" ranked Intergraph as one of the top 100 North American IT solutions providers, and "Washington Technology" placed Intergraph as the 67th largest federal prime contractor.

IPS competes in a three-tiered market based on customer size. IPS competes primarily in Tier One, comprised of the largest customers, and estimates its ranking at first or second. Other competitors in Tier One include Motorola/Printrak International, Inc., Northrop Grumman, CompuDyne, and TriTech Software Systems.

Several companies with greater financial resources than the Company are active in the markets it serves, particularly those served by its ISG and IPS business segments. The Company believes that its experience and ability to provide total solutions and services gives it an advantage over vendors who provide only software, hardware, or services.

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

In 2002, the Company established an intellectual property division that is responsible for protecting and licensing the Company's intellectual property. During 2002, this division retained a consulting firm to help develop a licensing program and strategies for engaging companies using the Company's patented technologies.

In January 2003, the Company entered into a cross-licensing agreement with International Business Machines Corporation ("IBM") that will extend for ten years. The agreement settled all patent infringement claims between IBM and the Company. Under the agreement, IBM will transfer ownership of various IBM patents to the Company. IBM will also make a balancing payment of $10 million during 2003.

As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business. Computer software technology is increasingly being protected by patents, and many companies, including the Company, are developing patent positions for software innovations. It is unknown at the present time whether various patented software technology will be made generally available under licenses, or whether specific innovations will be held by their inventors and not made available to others. In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements. Patented software techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

An inability to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.

Risks and Uncertainties

In addition to those described above and in Item 3, Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See MD&A, Cautionary Note Regarding Forward-Looking
Statements, for further discussion of these risks and uncertainties.

Employees

At December 31, 2002, the Company had approximately 3,800 employees. Of these, approximately 1,540 were employed outside the United States. The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties.
Management of the Company believes its relations with employees to be good.

Available Information

The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company's website address is www.intergraph.com. Please note that this website address is provided as an inactive textual reference only. The Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.


ITEM 2.   PROPERTIES

The Company's corporate offices and primary development centers are located in Huntsville, Alabama. All of the Company's business segments have headquarters located within the Huntsville facilities. The business segments also maintain sales and support facilities throughout the world.

The Company owns approximately 1,400,000 square feet of space in Huntsville, of which approximately 1,000,000 square feet are utilized for product development, sales, and administration. The remaining 400,000 square feet are leased or available for lease. The Company also owns approximately 600 acres of unoccupied land adjacent to its Huntsville facilities. The Company maintains sales and support locations in major U.S. cities outside of Huntsville through operating leases.

Outside the United States, the Company owns 90,000 square feet of office space, primarily in the United Kingdom. Sales and support facilities are leased in the Company's other international locations.

The Company considers its facilities to be in excess of its requirements, and efforts are underway to lease or sell excess facilities.

ITEM 3.   LEGAL PROCEEDINGS

Intel Litigation As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel since 1997. In April 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settled the litigation involving the Company's Clipper patents. Under the terms of this settlement agreement, Intel paid $300 million to the Company in May 2002, the lawsuit pending in Alabama was dismissed, the companies signed a highly restricted cross-license agreement, and the Company assigned certain unrelated patents to Intel. The settlement does not require the Company to take any further actions or make any future payments, and specifically reserves the Company's right to enforce its Clipper patents against computer system companies, including customers of Intel. Any patents issued in the future will automatically be licensed to Intel. Any costs associated with any future obligations of the Company are inconsequential. The settlement also established a range of damages for the then pending patent infringement suit in Texas.

The Texas trial was held in July 2002 with final closing arguments in August 2002. On October 10, 2002, the Court ruled that Intergraph's PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. The Court also ruled that the Company was entitled to an injunction on the sale, manufacture, and use of Intel's Itanium and Itanium 2 processors. On October 18, 2002, Intel filed a combined Motion to Reconsider and Motion for a New Trial, which was denied. On October 30, 2002, the Court entered a "Final Judgment and Permanent Injunction" against Intel. Based on this Final Judgment and pursuant to the terms of the parties' settlement agreement, Intel paid $150 million to the Company in November 2002. Although Intel appealed this ruling in December 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal. Intel will be required to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal. The Company believes the appeal process likely will take between ten to twelve months.

The Company recorded the $300 million settlement and the $150 million award (net of applicable legal fees and other associated litigation costs) as a separate line item in the other income (expense) section of the 2002 consolidated statement of income.

In 1997, the Company placed a number of computer system vendors on notice that it believed their products infringed the Clipper patents. The Company continued to offer to negotiate a patent license with these system vendors, but such discussions were suspended as a result of the Company's litigation against Intel. The Company's lawsuit against Intel was filed in 1997 and settled in April 2002; however, the Intel settlement agreement did not include licenses for Intel's customers (the system vendors who combined an Intel processor with certain other non-Intel components). Rather, the Intel settlement agreement expressly excludes any license regarding the system vendors' sale of infringing computer systems and specifically records the Company's intention to seek payment for patent licenses from the system vendors.

Original Equipment Manufacturers ("OEM") Litigation On December 16, 2002, the Company filed a patent infringement action against Dell Computer Corporation(TM), Gateway Inc.(TM), and Hewlett-Packard Co.(TM) (including the former Compaq Computer Corporation(TM)) in the U.S. District Court for the Eastern District of Texas ("OEM case") claiming that products from these computer vendors infringe three Clipper patents owned by the Company (U.S. Patent Numbers 4,899,275, 4,933,835, and 5,091,846). These patents relate to memory management technology.

The OEM case seeks unspecified damages for past infringement (including enhanced damages), a statutory patent injunction, prejudgment interest, costs, and attorneys' fees. The defendants have not yet been served the summons and complaint. The Company is using the time between filing the lawsuit and serving the complaint to pursue licensing discussions with the defendants. As a result, the Court has not yet set the trial schedule.
The Company cannot speculate as to the timing or outcome of its discussions with the defendants or the setting of a trial schedule. The Company also has not ruled out the possibility of adding additional defendants to the pending OEM case.

Texas Instruments Litigation On January 30, 2003, the Company filed a patent infringement action against Texas Instruments(TM) ("TI") in the U.S. District Court for the Eastern District of Texas ("TI case"). The TI case pertains to the Company's PIC patents, United States Patent Numbers 5,560,028, 5,794,003, and 6,360,313 B1, and states that such patents are infringed by TI's family of Digital Signal Processors marketed under the name TMS320C6000(TM). These devices are used as high-performance embedded controllers in consumer products. Their applications include audio and video encoders and decoders, broadband solutions, optical networking, telephony, voice processing, and wireless communications. The Company believes that publicly available documents for the TMS320C6000 product family confirm that the processors employ the same PIC technology described by the Company's PIC patents. These same patents have already been found to be valid and enforceable by the U.S. District Court for the Eastern District of Texas and were also licensed from the Company by Fujitsu in September 2002. As with the OEM case, the Company intends to use the time between filing and serving the complaint to pursue licensing discussions with TI. As a result, the Company cannot speculate as to the timing or outcome of its discussions with TI or the setting of a trial schedule.

BSI Litigation In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against BSI. The action requests the Court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same. The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed a summons, but no complaint, against the Company in Philadelphia, Pennsylvania, and thereafter, in January 2003, filed a summons and complaint against the Company in Delaware. The Delaware complaint alleges that the Company breached certain terms of the asset purchase agreement. BSI did not specify an amount of damages in its Delaware actions, and the Company does not believe that such claims are likely to be of a size or nature that would impact the operations of the Company. The Company intends to vigorously pursue its claims against BSI, and defend the claims asserted by BSI.

Other Litigation The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

    Name             Age              Position               Officer Since
------------------   ---    ---------------------------      -------------

James F.Taylor, Jr.   58    Chief Executive Officer and
                            Chairman of the Board                 1977
Larry J. Laster       51    Executive Vice President, Chief
                            Financial Officer, and Director       1987*

Roger O. Coupland     56    President, IPS                        1991
Preetha R. Pulusani   43    President, IMGS                       1997
Gerhard Sallinger     50    President, PPO                        2001
William E. Salter     61    President, ISG                        1984
Graeme J. Farrell     60    Executive Vice President,
                            Asia Pacific                          1994
Edward A. Wilkinson   69    Executive  Vice President             1987
Jack C. Ickes         43    Vice President of Corporate Services  2000
David Vance Lucas     41    Vice President and General Counsel    2000
Larry T. Miles        42    Vice President of Finance             2001
Charlotte S. Shaw     41    Vice President and Chief Accounting
                            Officer                               2002
Eugene H. Wrobel      60    Vice President and Treasurer          1998
__________________
* Except for the period from February 1998 through August 2001

James F. Taylor, Jr. joined the Company in July 1969, shortly after its formation, and is considered a founder. He has served as a Director since 1973. Mr. Taylor was responsible for the design and development of the Company's first commercial computer-aided design products and for many application specific products. He was elected Vice President in 1977 and Executive Vice President in 1982. He was named President of the Company's Public Safety division in 1995. Effective March 2, 2000, he was elected
Chief Executive Officer of Intergraph Corporation. Mr. Taylor was elected Chairman of the Board of Directors effective May 17, 2001. Mr. Taylor holds degrees in mathematics and physics. In October 2002, Mr. Taylor announced his intention to retire as the Company's Chief Executive Officer.
He will continue to serve as Chief Exective Officer until a successor is named.

Larry J. Laster joined the Company in 1981 and served as Executive Vice President and Chief Financial Officer from February 1987 through February 1998, at which time he resigned from the Company to serve as Chief Operating Officer of a privately owned company specializing in the development, sale, and support of business systems for the petroleum distribution and convenience store industries. He rejoined the Company in June 1998 as Chief Financial Officer of IPS. In September 2001, Mr. Laster was elected Executive Vice President and Chief Financial Officer of Intergraph Corporation. Mr. Laster holds a bachelor's degree in accounting and is a certified public accountant.

Dr. Roger O. Coupland joined the Company in 1983 as project manager for the Australian Army AUTOMAP 2 project. Since that time, he has served as manager of the Company's Mapping and Utilities division and subsequently as the Company's Federal Sales Director. Dr. Coupland was elected Vice President of Intergraph Corporation in 1991, with responsibility for the Company's Dispatch Management division. In January 2001, he was elected Executive Vice President of Intergraph Corporation. He currently serves as President of IPS. Dr. Coupland holds a First Class Honors degree in Physics and a Ph.D. in Theoretical Physics from The University of Nottingham, England.

Preetha R. Pulusani joined the Company in 1980 as a software engineer, and since that time has held several positions in the areas of marketing and development of mapping technology for the Company. She was elected Vice President in 1997 and has served as Executive Vice President, with responsibility for the Mapping and Geographic Information Systems business of Intergraph, since August 1998. Ms. Pulusani was appointed President of IMGS in November 2001. As of October 2002, this business segment includes the Mapping and GIS, Utilities and Communications, and Z/I Imaging divisions. Ms. Pulusani holds a master's degree in computer science.

Gerhard Sallinger joined the Company in 1985 as a district sales manager in Germany and since then held several positions in the area of sales management. He was elected Vice President Europe of PPO in 1999 and Executive Vice President Sales and Marketing of PPO worldwide in 2001. Mr. Sallinger was appointed President of PPO in October 2001. Mr. Sallinger holds a degree in chemical engineering.

Dr. William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company's Federal Systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of ISG. He holds a doctorate in electrical engineering.

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

Edward A. Wilkinson joined the Company in 1985 as Director of Government Relations. He was elected Vice President of Federal Systems in 1987 and Executive Vice President of the Company in 1994. Prior to joining the Company, Mr. Wilkinson served 34 years in the U.S. Navy, retiring with the rank of Rear Admiral. He holds a master's degree in mechanical engineering.

Jack C. Ickes joined the Company in January 1991.  Since that time, he has
held several managerial positions in the Company's hardware business.   He
was elected Vice President of Intergraph Computer Systems in July 1999 and Vice President of the Company in December 2000. Mr. Ickes currently serves as Vice President of Corporate Services. He holds a Bachelor of Science degree in electrical engineering.

David Vance Lucas joined the Company in 1994 as staff attorney responsible for corporate, commercial, and intellectual property representation. He was promoted to Senior Counsel in 1997, elected Vice President and General Counsel in 2000, and elected Secretary in 2002. Mr. Lucas continues to represent the Company in the areas noted above, in addition to managing the Company's litigation. Prior to joining the Company, Mr. Lucas was a partner with the law firm of Johnson, Johnson & Moore. He is admitted to practice before the United States Supreme Court, United States Court of Appeals for the Federal Circuit and the Eleventh Circuit, as well as the Federal and State Courts within Alabama. Mr. Lucas holds a bachelor's degree in corporate finance and economics and a juris doctor in law.

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

Charlotte S. Shaw joined the Company in March 2001 as Chief Financial Officer of PPO and was appointed Vice President and Chief Accounting Officer of the Company in November 2002. Before joining Intergraph, Ms. Shaw held various Controller and other finance and accounting positions with several companies, and prior to that, she worked in public accounting for eight years. She holds a master's degree in business administration and a bachelor's degree in accounting. Ms. Shaw is a certified public accountant, certified management accountant, and certified internal auditor.

Eugene H. Wrobel joined the Company in 1982 as Finance Director for Europe. He returned to the United States in August 1985 as Director of International Finance, and in January 1990 was appointed Director of Business Operations for the Americas (the United States, Canada, and Latin America). He transferred into the Treasury Department in April 1998 and was elected Vice President and Treasurer in November 1998. Before joining Intergraph, Mr. Wrobel was Vice President and Controller for DYATRON, a publicly traded computer services company, and prior to that he worked in public accounting for six years. He holds a bachelor's degree in accounting and is a certified public accountant.


                                  PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The information appearing under "Dividend Policy" and "Price Range of Common Stock" on page 60 of the Intergraph Corporation 2002 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 6.     SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2002, appearing under "Five-Year Financial Summary" on the inside front cover of the Intergraph Corporation 2002 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 21 to 34 of the Intergraph Corporation 2002 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to the Company's market risks appearing under "Liquidity and Capital Resources" and "Impact of Currency Fluctuations and Currency Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 30 to 34 of the Intergraph Corporation 2002 Annual Report to shareholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and report of independent auditors appearing on pages 35 to 60 of the Intergraph Corporation 2002 Annual Report to shareholders are incorporated by reference in this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 to 7 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 15, 2003, is incorporated by reference in this Form 10-K Annual Report. Directors are elected for terms of one year at the annual meeting of the Company's shareholders.

Information relating to the executive officers of the Company appearing under "Executive Officers of the Company" on pages 9 to 11 in this Form 10-K Annual Report is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under "Executive Compensation" on pages 7 to 12 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 15, 2003, is incorporated by reference in this Form 10-K Annual Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 3 to 4 of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 15, 2003, is incorporated by reference in this Form 10-K Annual Report.

                   Equity Compensation Plan Information

Information regarding the Company's equity compensation plans approved by shareholders as of December 31, 2002, is summarized below. The Company has no equity compensation plans not previously approved by shareholders.

                                                                  Number of securities
                    Number of securities                         remaining available for
                     to be issued upon     Weighted-average       future issuance under
                       exercise of         exercise price of    equity compensation plans
                    outstanding options,  outstanding options,    (excluding securities
 Plan Category      warrants and rights   warrants and rights     reflected in column(a))
 -------------      -------------------   -------------------     ----------------------

                              (a)                  (b)                    (c)
Equity compensation
 plans approved by
 security holders         3,727,385               $6.88                2,115,000

Equity compensation
 plans not approved
 by security holders            ---                 ---                      ---
                          ---------                                    ---------
 Total                    3,727,385                                    2,115,000
                          =========                                    =========

For additional information regarding the Company's equity compensation plans, see Note 12 of Notes to Consolidated Financial Statements.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls
subsequent to the date of their evaluation.   There were no significant
deficiencies or material weaknesses and, therefore, no corrective actions were taken.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                    Page in
                                                                Annual Report *
                                                                ---------------
(a) 1) The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph
          Corporation 2002 Annual Report to shareholders:

          Consolidated Balance Sheets at December 31, 2002,
          and 2001                                                     35

          Consolidated Statements of Income for the three
          years ended December 31, 2002                                36

          Consolidated Statements of Cash Flows for the three
          years ended December 31, 2002                                37

          Consolidated Statements of Shareholders' Equity for
          the three years ended December 31, 2002                      38

          Notes to Consolidated Financial Statements                 39-59

          Report of Independent Auditors                               60

    * Incorporated by reference from the indicated pages of the 2002 Annual Report to shareholders.

                                                                    Page in
                                                                   Form 10-K
    2) Financial Statement Schedule:                               ---------

          Schedule II - Valuation and Qualifying Accounts and
          Reserves for the three years ended December 31, 2002         20

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

    3) Exhibits

       Number                      Description
       ------                      -----------

        3(a)     Electronically Restated Certificate of Incorporation (1)

        3(b)     Amended and Restated Bylaws (2)

        4 Amended and Restated Rights Agreement, dated March 5, 2002, between Intergraph Corporation and Computershare Investor Services, LLC (3)

        10(a) Settlement, Sale of Technology and License Agreement, dated April 4, 2002, by and among Intergraph Corporation, Intergraph Hardware Corporation and Intel Corporation (4)

        10(b) Amended and Restated Loan and Security Agreement, by and between Intergraph Corporation and Foothill Capital Corporation, dated November 30, 1999, (5) and amendment dated August 1, 2001 (6)

        10(b)(i) Termination Agreement and Release, by and between Intergraph
                 Corporation and Foothill Capital Corporation, dated August 31, 2002 (7)

        10(c) * Intergraph Corporation 1997 Stock Option Plan (8) and amendment dated January 11, 1999 (9)

        10(d) Form of Indemnification Agreement between Intergraph Corporation and each executive officer and each member of the Board of Directors of the Company (2)

        10(e) *  Intergraph Corporation Nonemployee Director Stock Option Plan
                 (10)

        10(h) *  Employment Contract of Graeme J. Farrell dated March 26, 1997
                 (11)

        10(l) * Intergraph Corporation Amended and Restated 2002 Stock Option Plan (12)

        10(m) * Employment Contract dated October 24, 1985, of Gerhard Sallinger (6)

        10(n) * Employment Agreement of Dr. Terry Keating dated October 1, 2002 (7)

        10(o)(i) Agreement to Resolve Patent Infringement Claims by and between
                 Intergraph Corporation and International Business Machines Corporation dated January 30, 2003

        10(o)(ii)Patent Cross License Agreement by and between Intergraph
                 Corporation and International Business Machines Corporation dated January 30, 2003 (13)

        13 Portions of the Intergraph Corporation 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report

        21       Subsidiaries of the Company

        23       Consent of Ernst & Young LLP, Independent Auditors

        99.1 Certification pursuant to 18 U.S.C. Section 1350 by James F. Taylor, Jr. dated March 27, 2003

        99.2 Certification pursuant to 18 U.S.C. Section 1350 by Larry J. Laster dated March 27, 2003

     * Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

--------------------

        (1) Incorporated by reference to exhibits filed with the Company's
            Form 8-A/A filed on October 29, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (3) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (4) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K/A dated April 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, under the Securities Exchange Act of 1934, File No. 0-9722.

        (6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, under the Securities Exchange Act of 1934, File No. 0-9722.

        (7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the Securities Exchange Act of 1934, File No. 0-9722.

        (9) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-8 dated May 24, 1999, under the Securities Exchange Act of 1933, File No. 333-79137.

        (10)Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

        (11)Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, under the Securities Exchange Act of 1934, File No. 0-9722.

        (12)Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

        (13)Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)    Reports on Form 8-K:

     o Form 8-K dated April 14, 2002, reporting the Company's Board of Directors' amendment and restatement of the Company's Bylaws and adoption of a form of indemnification agreement to be entered into between the Company and each executive officer and member of the Board of Directors.
     o Form 8-K dated April 29, 2002, (amended April 30, 2002), reporting the settlement of the Alabama Intel lawsuit.
     o Form 8-K dated October 10, 2002, reporting a favorable ruling on the PIC patent infringement Texas lawsuit against Intel.
     o Form 8-K dated October 15, 2002, reporting Jim Taylor's intention to retire as the Company's Chief Executive Officer.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

-------------------------

Information contained in this Form 10-K Annual Report includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2002 Annual Report, portions of which are incorporated by reference in this Form 10-K Annual Report.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     INTERGRAPH CORPORATION

                 By  /s/  James F. Taylor, Jr.            Date:  March 13, 2003
                   ----------------------------
                          James F. Taylor, Jr.
    Chairman of the Board, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                      Date
                                                                      ----
/s/ James F. Taylor, Jr.    Chairman of the Board, Chief
------------------------    Executive Officer and Director        March 13, 2003
    James F. Taylor, Jr.


/s/ Larry  J.  Laster       Executive Vice President, Chief       March 13, 2003
------------------------    Financial Officer, and Director
    Larry J. Laster         (Principal Financial and Accounting
                            Officer)


/s/ Lawrence R. Greenwood   Director                               March 13,2003
-------------------------
    Lawrence R. Greenwood


/s/ Thomas J. Lee           Director                               March 13,2003
-------------------------
    Thomas J. Lee


/s/ Sidney L. McDonald      Director                              March 13, 2003
-------------------------
    Sidney L. McDonald


/s/  Joseph C. Moquin       Director                              March 13, 2003
-------------------------
     Joseph C. Moquin


/s/ Linda L. Green          Director                              March 13, 2003
-------------------------
    Linda L. Green


/s/ Richard W. Cardin       Director                              March 13, 2003
-------------------------
    Richard W. Cardin


                               CERTIFICATION


I, James F. Taylor, Jr., certify that:

     1.   I have reviewed this annual report on Form 10-K of Intergraph
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                   By:   /s/ JAMES F. TAYLOR, JR.
                                      -----------------------------
                                             James F. Taylor, Jr.
                               Chairman of the Board and Chief Executive Officer


                               CERTIFICATION


I, Larry J. Laster, certify that:

     1.   I have reviewed this annual report on Form 10-K of Intergraph
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                   By:     /s/ LARRY J. LASTER
                                      ----------------------------------
                                             Larry J. Laster
                                         Executive Vice President and
                                          Chief Financial Officer


                  INTERGRAPH CORPORATION AND SUBSIDIARIES

      SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            Additions
                                            Balance at      charged to                  Balance
                                            beginning       costs and                    at end
   Description                              of period       expenses     Deductions     of period
---------------------------------            -------       ----------    -----------    ----------
(in thousands)

Allowance for doubtful accounts     2002     $12,976        $ 3,851      $ 1,391 (1)      $15,436
 deducted from accounts receivable  2001     $18,169        $ 1,348      $ 6,541 (1)      $12,976
 in the balance sheet               2000     $16,066        $ 5,507      $ 3,404 (1)      $18,169



Allowance for obsolete inventory    2002     $18,506        $ 1,224      $ 3,424 (2)      $16,306
 deducted from inventories          2001     $28,556        $ 2,375      $12,425 (2)      $18,506
 in the balance sheet               2000     $33,896        $16,089(3)   $21,429 (2)      $28,556


(1)  Uncollectible accounts written off, net of recoveries.

(2)  Obsolete inventories reduced to net realizable value.

(3)  Includes a $4.7 million inventory write-down resulting from the Company's exit of the hardware development and design business in third quarter 2000.


                  INTERGRAPH CORPORATION AND SUBSIDIARIES

                EXHIBIT 21 ---- SUBSIDIARIES OF REGISTRANT

                                    State or Other     Percentage of
                                     Jurisdiction     Voting Securities
Name                               of Incorporation    Owned by Parent
--------------------------------------------------------------------------

Intergraph Asia Pacific, Inc.      	Delaware		 100
Intergraph European
  Manufacturing, L.L.C                  Delaware                 100
Intergraph (Italia), L.L.C.        	Delaware                 100
Intergraph (Middle East), L.L.C.   	Delaware                  20
Intergraph Public Safety, Inc.     	Delaware		 100
Intergraph Benelux B.V.			The Netherlands          100
Intergraph Danmark A/S		        Denmark                  100
Intergraph CR spol. s r.o.              Czech Republic           100
Intergraph (Deutschland) GmbH           Germany                  100
Intergraph Espana, S.A. 	        Spain                    100
Intergraph Europe (Polska) Sp. zo.o.    Poland                   100
Intergraph Finland Oy		        Finland                  100
Intergraph (France)SA                   France                   100
Intergraph GmbH (Osterreich)            Austria                  100
Intergraph (Hellas) S.A.                Greece                    20
Intergraph Norge A/S		        Norway                   100
Intergraph (Portugal) Sistemas de
  Computacao Grafica, S.A.              Portugal                 100
Intergraph (Sverige) AB                 Sweden                   100
Intergraph (Switzerland) A.G.           Switzerland              100
Intergraph (UK), Ltd.	                United Kingdom           100
Intergraph Public Safety Belgium S.A.   Belgium                  100
Intergraph Public Safety
  Deutschland, GmbH 		        Germany                  100
Public Safety France, SA                France                   100
Intergraph Public Safety U.K.,Ltd.	United Kingdom           100
Z/I Imaging Corporation                 Delaware                 100
Intergraph Greater China, Ltd.          Hong Kong                100
Intergraph BEST (Vic) Pty. Ltd.         Australia                100
Intergraph Computer (Shenzhen) Co.Ltd.  China                    100
Intergraph Corporation (N.Z.)Limited    New Zealand              100
Intergraph Corporation Pty. Ltd.        Australia                100
Intergraph Corporation Taiwan           Taiwan, R.O.C.           100
Intergraph Hong Kong Limited            Hong Kong                100
Intergraph Japan K.K.		        Japan                    100
Intergraph Korea, Ltd. 			Korea                    100
Intergraph Process and Building
  Solutions Pte Ltd.                    Singapore                100
Intergraph Public Safety (New
  Zealand) Limited		        New Zealand              100
Intergraph Public Safety Pty. Ltd.      Australia                100
Intergraph Wholesale Pty. Ltd	        Australia                100
Intergraph Finance Australia Pty. Ltd.  Australia                100
International Public Safety Pty.Ltd.    Australia                100
Intergraph Canada, Ltd.                 Canada                   100
Intergraph de Mexico, S.A. de C.V.      Mexico                   100
Intergraph Israel Software Development
  Center, Ltd.			        Israel                   100
Intergraph Servicios de Venezuela C.A.  Venezuela                100
Intergraph Saudi Arabia Ltd.            Saudi Arabia              20



Exhibit 23
----------


            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intergraph Corporation and Subsidiaries of our report dated January 31, 2003, included in the 2002 Annual Report to Shareholders of Intergraph Corporation.

Our audits also included the financial statement schedule of Intergraph Corporation listed in Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the registration statements of Intergraph Corporation listed below of our report dated January 31, 2003 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Intergraph Corporation.

            Form S-3  Registration Statement No.          33-25880

            Form S-8  Registration Statement No.          33-53849

            Form S-8  Registration Statement No.          33-57211

            Form S-8  Registration Statement No.          33-59621

            Form S-8  Registration Statement No.         333-79129

            Form S-8  Registration Statement No.         333-79137

            Form S-8  Registration Statement No.        333-100923





                                   /s/ Ernst & Young

Birmingham, Alabama
March 24, 2003