Form 10-Q
period 2003-03-31
INTERGRAPH CORP
filed 2003-05-14
CIK 351145

===============================================================================
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____  to _____


                    Commission file number 0-9722


                        INTERGRAPH CORPORATION
       ______________________________________________________
       (Exact name of registrant as specified in its charter)

      Delaware                                     63-0573222
_______________________________       __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


  Huntsville, Alabama                              35894-0001
_______________________________________            __________
(Address of principal executive offices)           (Zip Code)

                              (256) 730-2000
         __________________________________________________
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X   NO
                                                      -      -
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) .   YES  X   NO
                                                    -      -
    Common stock, par value  $0.10 per share:  46,093,560 shares outstanding as of March 31, 2003

===============================================================================


                       INTERGRAPH CORPORATION
                             FORM 10-Q*
                           March 31, 2003

                                INDEX



                                                                      Page No.
	                                                              --------
PART I.   FINANCIAL INFORMATION
          ---------------------
   Item 1.  Financial Statements
            --------------------
            Consolidated Balance Sheets at March 31, 2003, and
               December 31, 2002                                          2

            Consolidated Statements of Income for the quarters
               ended March 31, 2003, and 2002                             3

            Consolidated Statements of Cash Flows for the quarters
               ended March 31, 2003, and 2002                             4

            Notes to Consolidated Financial Statements                  5 - 11

   Item 2.  Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations                        12 - 17
            -----------------------------------

   Item 3.  Quantitative and Qualitative Disclosures About
            ----------------------------------------------
            Market Risk                                                17 - 18
            -----------

   Item 4.  Controls and Procedures                                       18
            -----------------------

PART II.  OTHER INFORMATION
          -----------------
   Item 1.  Legal Proceedings                                          18 - 19
            -----------------

   Item 6.  Exhibits and Reports on Form 8-K                              19
            --------------------------------

SIGNATURES                                                                20

CERTIFICATIONS                                                          21 - 22


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

                   PART I.   FINANCIAL INFORMATION
                             ---------------------
                    Item 1.  Financial Statements
                             --------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
-------------------------------------------------------------------------------
                                            March 31,     December 31,
                                              2003           2002
-------------------------------------------------------------------------------
(In thousands, except share and per share amounts)

Assets
  Cash and cash equivalents                  $474,523      $490,097
  Short-term investments                          865        15,927
-------------------------------------------------------------------------------
      Total cash and short-term investments   475,388       506,024
  Accounts receivable, net                    149,965       152,187
  Inventories, net                             18,270        19,397
  Other current assets                         44,139        39,795
-------------------------------------------------------------------------------
      Total current assets                    687,762       717,403
  Investments in affiliates                    19,152        20,700
  Capitalized software development costs, net  30,764        29,830
  Other assets, net                            16,822        16,889
  Property, plant, and equipment, net          50,891        50,818
-------------------------------------------------------------------------------
      Total Assets                           $805,391      $835,640
===============================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                     $ 16,694      $ 17,850
  Accrued compensation                         30,384        31,541
  Other accrued expenses                       33,886        35,730
  Billings in excess of sales                  45,938        43,908
  Income taxes payable                         35,685        67,477
  Short-term debt                                 ---           169
-------------------------------------------------------------------------------
      Total current liabilities               162,587       196,675
-------------------------------------------------------------------------------
  Deferred income taxes                        15,886        16,260
  Other noncurrent liabilities                  1,022           995
-------------------------------------------------------------------------------
      Total noncurrent liabilities             16,908        17,255
-------------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $0.10 per share -
     100,000,000 shares authorized;
     57,361,362 shares issued                   5,736         5,736
   Additional paid-in capital                 205,299       206,888
   Retained earnings                          594,135       586,020
   Accumulated other comprehensive loss        (1,392)         (659)
-------------------------------------------------------------------------------
                                              803,778       797,985
   Less - cost of treasury shares
     (11,267,802 at March 31, 2003, and
     11,198,767 at December 31, 2002)        (177,882)     (176,275)
-------------------------------------------------------------------------------
      Total shareholders' equity              625,896       621,710
-------------------------------------------------------------------------------
      Total Liabilities and Shareholders'
      Equity                                 $805,391      $835,640
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.
               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
-------------------------------------------------------------------------------
Quarter Ended March 31,                      2003          2002
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues
 Systems                                  $ 70,406      $ 70,894
 Maintenance                                30,057        28,162
 Services                                   20,090        24,040
-------------------------------------------------------------------------------
   Total revenues                          120,553       123,096
-------------------------------------------------------------------------------

Cost of revenues
 Systems                                    36,460        36,497
 Maintenance                                12,296        14,216
 Services                                   15,196        16,563
-------------------------------------------------------------------------------
   Total cost of revenues                   63,952        67,276
-------------------------------------------------------------------------------

   Gross profit                             56,601        55,820

Product development                         11,872        12,266
Sales and marketing                         24,677        22,577
General and administrative                  15,817        15,904
-------------------------------------------------------------------------------
   Income from operations                    4,235         5,073

Intellectual property income (expense), net  5,330        (3,154)
Gains on sales of assets                     1,220         1,530
Interest income                              1,923           996
Other income (expense), net                    (43)          645
-------------------------------------------------------------------------------
   Income before income taxes and minority
    interest                                12,665         5,090

Income tax expense                          (4,550)         (650)
-------------------------------------------------------------------------------
   Income before minority interest           8,115         4,440

Minority interest in earnings of
consolidated subsidiaries                       ---          (62)
-------------------------------------------------------------------------------

   Net income                             $  8,115      $  4,378
===============================================================================
Net income per share - basic              $   0.18      $   0.09
                     - diluted            $   0.17      $   0.08
===============================================================================
Weighted average shares outstanding - basic      46,200    49,954
                                    - diluted    48,408    52,503
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
-------------------------------------------------------------------------------
Quarter Ended March 31,                                  2003          2002
-------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                                           $  8,115     $  4,378
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                           2,018        2,489
   Amortization                                           3,706        3,514
   Provision for losses on accounts receivable              334          482
   Noncurrent portion of deferred income taxes              157          237
   Gains on sales of assets                              (1,220)      (1,530)
   Net changes in current assets and liabilities        (35,921)     (15,309)
-------------------------------------------------------------------------------
   Net cash used for operating activities               (22,811)      (5,739)
-------------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                       3,243        2,452
  Purchases of property, plant, and equipment            (2,172)      (2,824)
  Purchases of short-term investments                      (902)      (1,986)
  Proceeds from short-term investments                   15,991        5,070
  Capitalized software development costs                 (2,909)      (2,178)
  Business acquisitions                                  (1,940)        (981)
  Other                                                    (472)        (187)
-------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities  10,839         (634)
-------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                           31           81
  Debt repayment                                           (200)      (1,526)
  Treasury stock repurchase                              (4,617)         ---
  Proceeds of employee stock purchases and exercise of
   stock options                                          1,421        2,023
-------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities  (3,365)         578
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    (237)          60
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (15,574)      (5,735)
Cash and cash equivalents at beginning of period        490,097       99,773
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $474,523     $ 94,038
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              INTERGRAPH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Intergraph Corporation (the "Company" or "Intergraph") and its majority-owned subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Annual Report").

The operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a corporate oversight function ("Corporate"): Intergraph Process, Power & Offshore ("PPO"), Intergraph Mapping and Geospatial Solutions ("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS"). See
Note 12 for a description of these business segments.

Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation. To provide consistency of reported results, all income and expenses associated with the intellectual property division, including related legal expenses, are now classified as "Intellectual property income (expense), net" in the consolidated statements of income.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based plans. Accordingly, the Company recognized no compensation expense for these plans during the quarters ended March 31, 2003, and 2002. Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effects of applying SFAS 123 on a pro forma basis for the quarters ended March 31, 2003, and 2002, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years and as it is anticipated that additional grants will be made in future years.
-------------------------------------------------------------------------------
Quarter Ended March 31,                              2003          2002
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net income                          As reported     $ 8,115       $4,378
Deduct:  Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards (net of income tax)                       (324)        (741)
                                                    --------      -------
                                    Pro forma       $ 7,791       $3,637
                                                    ========      =======

Basic income per share              As reported     $  0.18       $ 0.09
                                    Pro forma       $  0.17       $ 0.07

Diluted income per share            As reported     $  0.17       $ 0.08
                                    Pro forma       $  0.16       $ 0.07
===============================================================================

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:
-------------------------------------------------------------------------------
                                          March 31,     December 31,
                                            2003           2002
-------------------------------------------------------------------------------
(In thousands)

Raw materials                              $ 7,042       $ 7,011
Work-in-process                              2,652         2,856
Finished goods                               3,028         3,457
Service spares                               5,548         6,073
-------------------------------------------------------------------------------
Totals                                     $18,270       $19,397
===============================================================================

Inventories on hand at March 31, 2003, and December 31, 2002, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to three years. Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $2 million in first quarter 2003 compared to $1 million in first quarter 2002. Due to net realizable value concerns, the Company did not capitalize product development expenses of $2.9 million and $2.5 million in first quarter 2003 and 2002, respectively, for costs normally eligible for capitalization. Accumulated amortization (net of certain fully amortized projects) in the consolidated balance sheets at March 31, 2003, and December 31, 2002, was $16.5 million and $14.6 million, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets" in the consolidated balance sheets).

At March 31, 2003, and December 31, 2002, the Company's intangible assets and related accumulated amortization consisted of the following:

-------------------------------------------------------------------------------
                          March 31, 2003               December 31, 2002
                       ---------------------       -------------------------
                            Accumulated                   Accumulated
                     Gross  Amortization Net       Gross  Amortization   Net
-------------------------------------------------------------------------------
(In thousands)

Capitalized software
development          $47,300  $(16,536)  $30,764   $44,417  $(14,587)  $29,830
Other intangible
assets                46,304   (34,264)   12,040    44,988   (32,522)   12,466
-------------------------------------------------------------------------------
Totals               $93,604  $(50,800)  $42,804   $89,405  $(47,109)  $42,296
===============================================================================

The Company recorded amortization expense of $3.7 million and $3.5 million for first quarter 2003 and 2002, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expense for the remainder of 2003 and each of the succeeding five years is as follows: $14 million in 2003, $12 million in 2004, $8 million in 2005, $4 million in 2006, $4 million in 2007, and $1 million in 2008.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

"Property, plant, and equipment, net" includes accumulated depreciation of approximately $113.3 million and $114.4 million at March 31, 2003, and December 31, 2002, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:
-------------------------------------------------------------------------------
Quarter Ended March 31,                      2003          2002
-------------------------------------------------------------------------------
(In thousands)

(Increase) decrease in:
    Accounts receivable, net              $  2,988      $ (6,562)
    Inventories, net                         1,290         2,641
    Other current assets                    (5,791)       (1,968)
Increase (decrease) in:
    Trade accounts payable                  (1,393)       (2,744)
    Accrued compensation and other accrued
      expenses                              (2,923)       (5,328)
    Income taxes payable                   (31,823)         (883)
    Billings in excess of sales              1,731          (465)
-------------------------------------------------------------------------------
Net changes in current assets and
  liabilities                             $(35,921)     $(15,309)
===============================================================================

There were no significant non-cash investing and financing transactions in first quarter 2003. In first quarter 2002, significant non-cash investing and financing transactions included a favorable mark-to-market adjustment of $25.9 million for the Company's long-term investment in 3Dlabs Inc. Ltd. ("3Dlabs"). This adjustment is included in "Accumulated other comprehensive loss" in the March 31, 2002, consolidated balance sheet.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive. For the three months ended March 31, 2003, and 2002, these dilutive shares were 2,208,000 and 2,549,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

-------------------------------------------------------------------------------
Quarter Ended March 31,                                 2003         2002
-------------------------------------------------------------------------------
(In thousands)

Net income                                            $ 8,115       $ 4,378
Unrealized holding gains (losses) arising
  during the period                                    (1,026)       26,045
Translation adjustment for financial statements
   denominated in a foreign currency                      293           202
-------------------------------------------------------------------------------
Comprehensive income                                  $ 7,382       $30,625
===============================================================================

First quarter 2003 unrealized holding losses are shown net of $537,000 of income taxes. There was no income tax effect related to the items included in other comprehensive income for first quarter 2002.

NOTE 10 - INTELLECTUAL PROPERTY INCOME (EXPENSE), NET

In first quarter 2003, the Company recorded $10 million in income from International Business Machines Corporation ("IBM") as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company. A payment of $5 million was received in first quarter 2003, and the remainder was received in second quarter 2003. Netted against this income were $4.7 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property. First quarter 2002 results include $3.2 million in legal fees and other related expenses associated with patent litigation, with no related income. For a complete discussion, see "Intellectual Property" and "Litigation" in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of this Form 10-Q.

NOTE 11 - GAINS ON SALES OF ASSETS

During first quarter 2003 and 2002, the Company recognized gains of $1.2 million and $1.5 million, respectively, from sales of various non-core subsidiaries, divisions, and product lines. For a complete discussion, see "Gains on Sales of Assets" included in MD&A.

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.

PPO supplies integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships. This division offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operation, and engineering information management.

IMGS is a leading geospatial solutions provider for the following markets: local, state, federal, and national government (including military); transportation; utilities; communications; remote sensing and photogrammetry; mapping; and civil aviation.

ISG provides professional services, specially developed software and hardware, and commercial off-the-shelf products to federal, state, and local governments, as well as to commercial customers.

IPS develops computer graphics-based systems designed for public safety agencies, commercial fleet operations, campus, military base, and airport security. IPS systems are complete, integrated solutions for command and control, deployment, tracking, information gathering, analysis, and records management.

The Corporate segment includes revenues and costs for Teranetix (a provider of computing support and hardware integration services), international hardware maintenance, and general corporate functions. Operating expenses for Corporate consist of general corporate expenses, primarily general and administrative expenses remaining after charges to the business segments based on usage of administrative services.

The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report). Sales between the business segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar products and services to similarly situated unrelated buyers.
The following table sets forth revenues and operating income (loss) by business segment for the quarters ended March 31, 2003, and 2002.

-------------------------------------------------------------------------------
Quarter Ended March 31,                     2003          2002
-------------------------------------------------------------------------------
(In thousands)

Revenues:
PPO:
   Unaffiliated customers                 $ 29,795     $ 28,215
   Intersegment revenues                       717        1,000
-------------------------------------------------------------------------------
                                            30,512       29,215
-------------------------------------------------------------------------------
IMGS:
   Unaffiliated customers                   45,120       44,425
   Intersegment revenues                     1,643        1,871
-------------------------------------------------------------------------------
                                            46,763       46,296
-------------------------------------------------------------------------------
ISG:
   Unaffiliated customers                   26,975       34,812
   Intersegment revenues                       502        1,051
-------------------------------------------------------------------------------
                                            27,477       35,863
-------------------------------------------------------------------------------
IPS:
   Unaffiliated customers                   15,983       13,584
   Intersegment revenues                       541          322
-------------------------------------------------------------------------------
                                            16,524       13,906
-------------------------------------------------------------------------------
Corporate:
   Unaffiliated customers                    2,680        2,060
   Intersegment revenues                       789          450
-------------------------------------------------------------------------------
                                             3,469        2,510
-------------------------------------------------------------------------------
                                           124,745      127,790
-------------------------------------------------------------------------------
Eliminations                                (4,192)      (4,694)
-------------------------------------------------------------------------------
Total revenues                            $120,553     $123,096
===============================================================================
-------------------------------------------------------------------------------


Operating income (loss):
PPO                                       $  4,169     $  4,235
IMGS                                           186          (35)
ISG                                          1,136        2,573
IPS                                          3,469        2,957
Corporate                                   (4,725)      (4,708)
Eliminations                                   ---           51
-------------------------------------------------------------------------------
Total                                     $  4,235     $  5,073
===============================================================================

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains on sales of assets of $1.2 million and $1.5 million in first quarter 2003 and 2002, respectively, and net intellectual property income of $5.3 million and expense of $3.2 million in first quarter 2003 and 2002, respectively.

The Company does not evaluate performance or allocate resources based on assets. For further information see "Results by Operating Segment" in the MD&A section of this Form 10-Q.

NOTE 13 - LETTERS OF CREDIT

In September 2002, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. In order to reduce the cost of issuing letters of credit, the Company secured the credit line with $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $9.5 million at March 31, 2003).

NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002.
The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The adoption of this statement did not have a significant impact on the Company's consolidated operating results or financial position for the quarter.

NOTE 15 - LITIGATION

As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. See MD&A for a discussion of 2003 developments.


              INTERGRAPH CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
---------------------
Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements including, but not limited to, projections about revenue, operating income levels, margins, synergies, industry rankings, capital spending, and market conditions and their anticipated impact on the Company; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; any statements of the plans, strategies, and objectives of management for future operations; and expectations regarding the Company's various ongoing litigation proceedings. These forward-looking statements are subject to known or unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, worldwide political and economic conditions and changes, the ability to attract or retain key personnel, increased competition, rapid technological change, unanticipated changes in customer requirements, the ability to protect the Company's intellectual property rights, the ability to access the technology necessary to compete in the markets served, the ability to complete certain sales and lease transactions as planned, risks associated with doing business internationally (including foreign currency fluctuations), risks associated with various ongoing litigation proceedings, including the timing and ultimate resolution of the appeal by Intel Corporation ("Intel"), and other risks detailed in our annual and quarterly filings with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

Earnings

In first quarter 2003, the Company earned net income of $8.1 million ($0.18 per share basic, $0.17 per share diluted) on revenues of $120.6 million, compared to first quarter 2002 net income of $4.4 million ($0.09 per share basic, $0.08 per share diluted) on revenues of $123.1 million. First quarter 2003 income from operations was $4.2 million versus $5.1 million for first quarter 2002.

Orders

First quarter 2003 systems and services orders totaled $104.2 million, a 19% increase from the first quarter 2002 level. This increase is primarily attributable to higher orders in the PPO business segment, resulting from an increase in renewals of existing contracts in 2003. IMGS also recorded several new orders in 2003, as compared to 2002, mostly in Europe and Canada.

Revenues

Total revenues for first quarter 2003 were $120.6 million, down approximately 2% from first quarter 2002.

Sales outside the United States represented approximately 48% of total revenues in first quarter 2003, up from the comparable period in 2002. European revenues were 31% of total revenues for first quarter 2003, up slightly from the first quarter 2002 level.

Systems. Systems revenue for first quarter 2003 was $70.4 million, down 1% from the corresponding prior-year period. The decline in revenues occurred mainly in ISG, where several significant contracts were completed in third quarter 2002. These declines were partially offset by increased revenues reported by IPS due to several large projects (won in late 2002) that began revenue recognition in 2003.

Maintenance. Maintenance revenues totaled $30.1 million in first quarter 2003, up approximately 7% from the same period in 2002. The increase is primarily attributable to new contracts for IPS and PPO due to a larger
installed customer base.   Increases in revenues were partially offset by a
decrease in ISG maintenance revenue as more hardware continued to be removed from maintenance contracts because of the Company's exit from the hardware business.

Services. Services revenue, consisting of revenues from implementation and consulting services, totaled $20.1 million for the quarter, down approximately 16% from the prior-year period. This decrease is primarily due to the completion of a large IPS contract in late 2002.

Gross Margin

The Company's total gross margin for first quarter 2003 was 47%, compared to 45.3% for first quarter 2002.

Systems margin was 48.2% for first quarter 2003, down slightly from 48.5% for first quarter 2002. In general, the Company's systems margins may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margin may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales when the dollar is weaker in international markets.

Maintenance margin for first quarter 2003 was 59.1%, increasing from 49.5% for first quarter 2002. The increase is predominately due to lower costs and higher software content in maintenance contracts.

Services margin was 24.4% for first quarter 2003, down from 31.1% for first quarter 2002. The lower services margin is attributed to lower revenues in 2003 as described above. Fluctuations in services revenues and margins from period to period are not unusual. For contracts other than those accounted for under the percentage-of-completion method, costs are expensed as incurred, with revenues recognized either at the end of the performance period or based on milestones specified in the contract.

Operating Expenses

Operating expenses for first quarter 2003 were $52.4 million, up 3.2% from the comparable prior-year period.

Product development expense was $11.9 million for first quarter 2003, down 3.2% from the first quarter 2002 level. The decrease in product development expense is primarily the result of increased software development costs qualifying for capitalization and cost savings associated with past restructuring efforts.

Sales and marketing expense of $24.7 million was up 9.3% from the corresponding prior-year period expense of $22.6 million. The increase in sales and marketing expense is due primarily to an estimated $1.9 million currency impact of a weaker U.S. dollar in first quarter 2003 compared to first quarter 2002.

General and administrative expense was $15.8 million, flat with the corresponding prior-year period. To provide consistency of reported results, all income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in the other income section of the income statement. Prior period amounts have been reclassified to conform to the current period presentation.

Restructuring Charges

In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS business segment. Cash outlays related to this action approximated $1.1 million in first quarter 2003. At March 31, 2003, the total remaining accrued liability for restructuring was approximately $920,000 compared to approximately $2.1 million at December 31, 2002. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid during 2003 and relate to severance liabilities in European countries (where typically several months are required for settlement) and to liabilities for idle building space in Europe and Asia. For a complete discussion, see the Company's 2002 Annual Report.

Non-Operating Income and Expense

Intellectual Property. "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from protection and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property. To provide better consistency of reported results, all income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the income statement. In first quarter 2003, net intellectual property income of $5.3 million includes $10 million in income from a cross-licensing agreement with IBM that also resolved all outstanding patent infringement claims between IBM and the Company, offset by $4.7 million in legal and related expenses. In first quarter 2002, total intellectual property expense of $3.2 million was due to legal fees associated with patent litigation, with no related income. See "Litigation," Note 10 of Notes to Consolidated Financial Statements contained in this Form 10-Q, and the Company's 2002 Annual Report for complete details of these transactions.

Gains on Sales of Assets. In first quarter 2003, IMGS reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy.

In first quarter 2002, the Company reported an additional gain of approximately $2 million from the 2000 sale of its Intense3D graphics accelerator division to 3Dlabs as the shares originally placed in escrow were released in March 2002. (See the Company's 2002 Annual Report for further discussion of the 3Dlabs transactions.) The Company also recognized a loss of approximately $455,000 on the March 2002 sale of its Greece subsidiary.

Interest Income. Interest income was $1.9 million in first quarter 2003 and $1 million in first quarter 2002. Interest income from short-term investments increased during 2003 due to proceeds from patent litigation, but was offset by a decline in interest rates and a decrease in the amount of interest received on notes receivable.

Other. "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In first quarter 2003, net other expense of $43,000 included a $371,000 foreign exchange loss. In first quarter 2002, net other income of $645,000 included a foreign exchange gain of $220,000.

Income Taxes

The Company earned pretax income before minority interest of $12.7 million and $5.1 million in first quarter 2003 and 2002, respectively. In 2003, income tax expense is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned international subsidiaries. Income tax expense for 2002 is attributable to taxes on individually profitable majority-owned subsidiaries, including the Company's 60% ownership interest in Z/I Imaging. The Company's effective tax rate will fluctuate from quarter to quarter, depending on the countries in which taxable income is earned. See the Company's 2002 Annual Report for details of the Company's tax position, including its net operating income and tax credit carryforwards.

Results By Operating Segment

In first quarter 2003, PPO reported operating income of $4.2 million on revenues of $30.5 million, compared to first quarter 2002 operating income of $4.2 million on revenues of $29.2 million. Gross margins improved from approximately 63% in first quarter 2002 to approximately 69% in first quarter 2003 primarily due to a reduction of royalty and maintenance costs. This reduction in cost of sales was offset by an increase in operating expense, predominantly sales and marketing, due to the currency impact of a weaker U.S. dollar.

In first quarter 2003, IMGS earned operating income of $186,000 on revenues of $46.8 million, relatively flat when compared to first quarter 2002 operating loss of $35,000 on revenues of $46.3 million. Product development expense decreased primarily as the result of cost savings associated with restructuring efforts and increased software development costs qualifying for capitalization. This improvement was partially offset by slightly lower gross margins due to lower software content in the product mix.

In first quarter 2003, ISG earned operating income of $1.1 million on revenues of $27.5 million, compared to first quarter 2002 operating income of $2.6 million on revenues of $35.9 million. Both ISG's operating income and revenues decreased from the prior-year period because of the adverse business climate and delays in government funding, primarily due to the war in Iraq.

In first quarter 2003, IPS earned operating income of $3.5 million on revenues of $16.5 million, compared to first quarter 2002 operating income of $3 million on revenues of $13.9 million. Revenues and gross margin dollars increased mainly due to revenue beginning to be recognized on higher-margin projects that were won in late 2002 in Europe and Asia and more maintenance revenue from a larger installed base of customers.

In first quarter 2003, Corporate reported an operating loss of $4.7 million on revenues of $3.5 million, compared to a first quarter 2002 operating loss of $4.7 million on revenues of $2.5 million. Revenues are primarily associated with hardware repair, logistics, and maintenance services. Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, and management of residual hardware functions.

See Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. The following is a discussion of the 2003 developments for patent and other litigation.

Intel. The Company has had ongoing litigation with Intel since 1997. In July 2002, the Company filed a patent infringement case against Intel pertaining to the Company's parallel instruction computing ("PIC") patents and went to trial in July 2002. In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002. Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal. Intel will be required to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal. The appeal process is expected to take between ten to twelve months.

Original Equipment Manufacturers ("OEM").  On December 16, 2002, the
Company filed a patent infringement action against Dell Computer
Corporation (TM) ("Dell"), Gateway Inc.(TM) ("Gateway"), and Hewlett-Packard Co.(TM)("HP") (including the former Compaq Computer Corporation(TM)) in the U.S. District Court for the Eastern District of Texas ("the Texas court") claiming that products from these computer vendors infringe three Clipper patents owned by the Company. These patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction. The Company delayed serving the defendants with the lawsuit and engaged each defendant in licensing discussions. These licensing discussions were not successful, and the defendants were served on April 1, 2003. The trial judge has not yet set a scheduling conference or trial schedule, and the Company cannot speculate as to the timing of such.

Texas Instruments(TM) ("TI"). On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court. This action is directed at the TI family of Digital Signal Processors (marketed under the name TMS320C6000(TM)), which employs the same PIC technology described by the Company's PIC patents. TI was served on March 3, 2003, and the parties are now waiting for the judge to set a scheduling conference and/or a trial schedule. In May 2003, TI filed a countersuit against the Company. The complaint did not specify any accused infringing products or resulting damages. The Company has not determined what impact, if any, this lawsuit may have on the Company's results of operations and cash flows.

Bentley Systems, Inc. ("BSI").   In December 2002, the Company filed a
declaratory judgment action in Madison County, Alabama ("the Alabama court"), against BSI. The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same. The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI's Pennsylvania action was dismissed in March 2003, and a Motion to Dismiss BSI's Delaware action is currently pending. In response to these dismissals, BSI has now asserted certain counterclaims against the Company in the pending Alabama action. These counterclaims are substantially the same as those claims asserted in its Delaware action. As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims. The Company does not believe that BSI's claims are likely to be of a size or nature that would impact the operations of the Company. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

Other. The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flows.

Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles. Further improvement in the Company's operating results will depend on further market penetration achieved by accurately anticipating customer requirements and technological trends, and rapidly and continuously developing and delivering new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability. Better operating results will also depend on global political events and worldwide economic improvement in the markets served. To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue. In addition, the Company continues to face legal expenses of unknown duration and amount as it licenses its intellectual property and otherwise asserts its intellectual property rights. The ultimate impact of these initiatives is subject to known and unknown risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

In September 2002, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. In order to reduce the cost of issuing the letters of credit, the Company secured the credit line with $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $9.5 million at March 31, 2003).

At March 31, 2003, the Company had no debt on which interest is charged.

In first quarter 2003, the Company spent approximately $4.6 million to repurchase 260,000 shares of its common stock under a stock repurchase program. As of March 31, 2003, the Company had repurchased approximately
5.2 million shares since the program was initiated in late 2001, and total expenditures were $90.1 million.

The Company believes that existing cash balances will substantially exceed cash requirements for operations for 2003. The Company does not anticipate significant non-operating events that will require the use of cash, with the exception of its stock repurchase program. In first quarter 2003, the Company's board of directors authorized an increase in the funding for the stock repurchase program from $175 million to $250 million. The board also extended the termination date for the program from December 31, 2004, to December 31, 2005, and approved privately negotiated transactions in addition to open market purchases of the Company's stock.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, capitalized software, deferred taxes, investment in debt and equity securities, bad debt reserves, and inventory may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Management believes there have been no significant changes during the three months ended March 31, 2003, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2002 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2002 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For first quarter 2003, approximately 48% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 46% for first quarter 2002. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenues, decrease the dollar gross margin, and decrease reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first quarter 2003 results of operations by approximately $0.05 per share (basic and diluted) in comparison to first quarter 2002.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. Effective first quarter 2000, the Company ceased hedging any of its foreign currency risks. The Company had no forward contracts outstanding at March 31, 2003, or December 31, 2002.

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

PART II.  OTHER INFORMATION
          -----------------
Item 1.  Legal Proceedings
         -----------------
As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. The following is a discussion of the 2003 developments of patent and other litigation.

Intel. The Company has had ongoing litigation with Intel since 1997. In July 2002, the Company filed a patent infringement case against Intel pertaining to the Company's PIC patents and went to trial in July 2002. In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002. Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal. Intel will be required to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal. The appeal process is expected to take between ten to twelve months.

OEM. On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway, and HP in the Texas court claiming that products from these computer vendors infringe three Clipper patents owned by the Company. These patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction. The Company delayed serving the defendants with the lawsuit and engaged each defendant in licensing discussions.
These licensing discussions were not successful, and the defendants were served on April 1, 2003. The trial judge has not yet set a scheduling conference or trial schedule, and the Company cannot speculate as to the timing of such.

TI. On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court. This action is directed at the TI family of Digital Signal Processors (marketed under the name TMS320C6000(TM)), which employs the same PIC technology described by the Company's PIC patents. TI was served on March 3, 2003, and the parties are now waiting for the judge to set a scheduling conference and/or a trial schedule. In May 2003, TI filed a countersuit against the Company. The complaint did not specify any accused infringing products or resulting damages. The Company has not determined what impact, if any, this lawsuit may have on the Company's results of operations and cash flows.

BSI.   In December 2002, the Company filed a declaratory judgment action in
Madison County, Alabama, against BSI. The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same. The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI's Pennsylvania action was dismissed in March 2003, and a Motion to Dismiss BSI's Delaware action is currently pending. In response to these dismissals, BSI has now asserted certain counterclaims against the Company in the pending Alabama action. These counterclaims are substantially the same as those claims asserted in its Delaware action. As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims. The Company does not believe that BSI's claims are likely to be a size or nature that would impact the operations of the Company. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

Other. The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flow.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)     Exhibits

         Exhibit
         Number                                  Description
         -------                                 -----------
           99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James F. Taylor, Jr. dated May 12, 2003

           99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated May 12, 2003

(b)     Reports on Form 8-K:
        o Form 8-K dated April 30, 2003, reporting the Company's first quarter earnings


              INTERGRAPH CORPORATION AND SUBSIDIARIES
                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INTERGRAPH CORPORATION
                      ----------------------
                           (Registrant)




By: /s/ James F. Taylor, Jr.           By:/s/ Larry J. Laster
    ------------------------              -------------------
    James F. Taylor, Jr.               Larry J. Laster
    Chairman of the Board and          Executive Vice President and
    Chief Executive Officer            Chief Financial Officer
                                       (Principal  Financial and Accounting
                                       Officer)

Date: May 12, 2003                     Date:  May 12, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 12, 2003

                            /s/ James F. Taylor, Jr.
                            ------------------------
                            James F. Taylor, Jr.
                            Chairman of the Board and
                            Chief Executive Officer


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 12, 2003

                            /s/ Larry J. Laster
                            -------------------
                            Larry J. Laster
                            Executive Vice President and
                            Chief Financial Officer