Form 10-Q
period 2003-06-30
INTERGRAPH CORP
filed 2003-08-14
CIK 351145

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____  to ______


                    Commission file number 0-9722


                            INTERGRAPH CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Delaware                                     63-0573222
-------------------------------       ----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


  Huntsville, Alabama                              35894-0001
----------------------------------------           -----------
(Address of principal executive offices)           (Zip Code)

                              (256) 730-2000
                            --------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X   No
                        ---     ----
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes  X   No
                                                      ----    ----
    Common stock, par value  $0.10 per share:  46,393,628 shares outstanding as of June 30, 2003


======================================================================

                       INTERGRAPH CORPORATION
                             FORM 10-Q*
                            June 30, 2003

                                INDEX



                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION
           ---------------------
   Item 1. Financial Statements
           --------------------
           Consolidated Balance Sheets at June 30, 2003, and
             December 31, 2002                                           2

           Consolidated Statements of Income for the quarters and six
             months ended June 30, 2003, and 2002                        3

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2003, and 2002                               4

           Notes to Consolidated Financial Statements                  5 - 11

   Item 2. Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations                                  12 - 18
           -------------------------

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    19
           ----------------------------------------------------------

   Item 4. Controls and Procedures                                       19
           -----------------------


PART II. OTHER INFORMATION
         -----------------
   Item 1. Legal Proceedings                                          20 - 21
           -----------------

   Item 4. Submission of Matters to a Vote of Security Holders           21
           ---------------------------------------------------

   Item 5. Other                                                         21
           -----

   Item 6. Exhibits and Reports on Form 8-K                              22
           --------------------------------


SIGNATURES                                                               23


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


                   PART I.   FINANCIAL INFORMATION
                             ---------------------

                    Item 1.  Financial Statements
                             --------------------

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                          2003          2002
--------------------------------------------------------------------------------
(In thousands, except share and per share amounts)

Assets
  Cash and cash equivalents                             $469,683      $490,097
  Short-term investments                                  28,874        15,927
--------------------------------------------------------------------------------
       Total  cash and short-term investments            498,557       506,024
  Accounts receivable, net                               152,229       152,187
  Inventories, net                                        17,931        19,397
  Other current assets                                    39,184        39,795
--------------------------------------------------------------------------------
       Total current assets                              707,901       717,403
  Investments in affiliates                               10,043        20,700
  Capitalized  software development costs,  net           30,989        29,830
  Other assets, net                                       15,731        16,889
  Property, plant, and equipment, net                     50,365        50,818
--------------------------------------------------------------------------------
       Total Assets                                     $815,029      $835,640
================================================================================

Liabilities and Shareholders' Equity
  Trade accounts payable                                 $17,179       $17,850
  Accrued compensation                                    30,610        31,541
  Other accrued expenses                                  36,980        35,730
  Billings in excess of sales                             49,347        43,908
  Income taxes payable                                    28,382        67,477
  Short-term debt                                            ---           169
--------------------------------------------------------------------------------
       Total current liabilities                         162,498       196,675
--------------------------------------------------------------------------------
  Deferred income taxes                                   16,076        16,260
  Other noncurrent liabilities                               844           995
--------------------------------------------------------------------------------
       Total noncurrent liabilities                       16,920        17,255
--------------------------------------------------------------------------------
  Shareholders' equity:
   Common stock, par value $0.10 per share - 100,000,000
      shares authorized; 57,361,362 shares issued          5,736         5,736
   Additional paid-in capital                            203,198       206,888
   Retained earnings                                     594,929       586,020
   Accumulated other comprehensive income (loss)           6,247          (659)
--------------------------------------------------------------------------------
                                                         810,110       797,985
   Less - cost of treasury shares (10,967,734 at
     June 30, 2003, and 11,198,767 at December 31,
     2002)                                              (174,499)     (176,275)
--------------------------------------------------------------------------------
       Total shareholders' equity                        635,611       621,710
--------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity       $815,029      $835,640
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERGRAPH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
--------------------------------------------------------------------------------
                             Quarter Ended June 30,    Six Months Ended June 30,
                                  2003     2002           2003     2002
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues
 Systems                       $ 72,819 $ 67,460        $143,225 $138,354
 Maintenance                     34,053   30,167          64,110   58,329
 Services                        20,475   24,943          40,565   48,983
--------------------------------------------------------------------------------
   Total revenues               127,347  122,570         247,900  245,666
--------------------------------------------------------------------------------

Cost of revenues
 Systems                         37,917   32,899          74,377   69,396
 Maintenance                     12,779   13,516          25,075   27,732
 Services                        15,066   17,312          30,262   33,875
--------------------------------------------------------------------------------
   Total cost of revenues        65,762   63,727         129,714  131,003
--------------------------------------------------------------------------------

   Gross profit                  61,585   58,843         118,186  114,663

Product development              14,605   12,451          26,477   24,717
Sales and marketing              25,612   24,926          50,289   47,503
General and administrative       18,509   18,548          34,326   34,452
--------------------------------------------------------------------------------

   Income from operations         2,859    2,918           7,094    7,991

Intellectual property income
  (expense), net                 (4,335) 293,320             995  290,166
Gains (losses) on sales of assets   (65)  17,015           1,155   18,545
Interest income                   1,676    1,665           3,599    2,661
Other income (expense), net        (326)     804            (369)   1,449
--------------------------------------------------------------------------------

   Income (loss) before income
   taxes and minority interest     (191) 315,722          12,474  320,812

Income tax benefit (expense)        985  (35,100)         (3,565) (35,750)
--------------------------------------------------------------------------------

   Income before minority interest  794  280,622           8,909  285,062

Minority interest in earnings of
    consolidated subsidiaries       ---      (35)            ---      (97)
--------------------------------------------------------------------------------

   Net income                  $    794 $280,587        $  8,909 $284,965
================================================================================

Net income per share - basic   $   0.02 $   5.67        $   0.19 $   5.73
                     - diluted $   0.02 $   5.37        $   0.18 $   5.44
================================================================================
Weighted average shares
         outstanding - basic     46,275   49,506          46,238   49,729
                     - diluted   48,404   52,204          48,412   52,375
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


               INTERGRAPH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
--------------------------------------------------------------------------------
Six Months Ended June 30,                                 2003        2002
--------------------------------------------------------------------------------
(In thousands)

Cash Provided By (Used For):
Operating Activities:
  Net income                                            $ 8,909       $284,965
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                           4,116          4,766
   Amortization                                           8,192          7,303
   Provisions for losses on accounts receivable             532          1,532
   Noncurrent portion of deferred taxes                    (620)        19,192
   Income taxes payable                                 (38,975)        26,371
   Gains on sales of assets                              (1,155)       (18,545)
   Net changes in current assets and liabilities          8,190        (28,327)
--------------------------------------------------------------------------------
   Net cash provided by (used for) operating activities (10,811)       297,257
--------------------------------------------------------------------------------

Investing Activities:
  Net proceeds from sales of assets                       3,490         18,798
  Purchases of property, plant, and equipment            (3,658)        (4,656)
  Purchases of short-term investments                   (17,888)      (254,197)
  Proceeds from maturities of short-term investments     16,857         11,035
  Capitalized software development costs                 (5,691)        (6,265)
  Business acquisitions                                  (2,030)          (981)
  Other                                                  (1,108)        (1,394)
--------------------------------------------------------------------------------
   Net cash used for investing activities               (10,028)      (237,660)
--------------------------------------------------------------------------------

Financing Activities:
  Gross borrowings                                           31          1,044
  Debt repayment                                           (200)        (1,520)
  Purchase of treasury stock                             (9,341)       (66,819)
  Proceeds of employee stock purchases and exercise of
   stock options                                          7,427          4,485
  Other                                                       9            ---
--------------------------------------------------------------------------------
   Net cash used for financing activities                (2,074)       (62,810)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   2,499          4,475
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    (20,414)         1,262
Cash and cash equivalents at beginning of period        490,097         99,773
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $469,683       $101,035
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

The operating results for the quarter and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a corporate oversight function ("Corporate"): Intergraph Process, Power &
Offshore ("PPO"), Intergraph Mapping and Geospatial Solutions
("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS"). See Note 13 for a description of these business segments.

Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation. To provide consistency of reported results, all income and expenses associated with the intellectual property division, including related legal expenses, are now classified as "Intellectual property income (expense), net" in the consolidated statements of income.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of
Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-
Based Compensation," the Company has elected to apply Accounting
Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees" and related Interpretations in accounting for its stock-
based plans.  Accordingly, the Company recognized no compensation expense for these plans during the quarter and six-month periods ended June 30, 2003, and 2002.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effects of applying SFAS 123 on a pro forma basis for the quarter and six-month periods ended June
30, 2003, and 2002, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years and as it is anticipated that additional grants will be made in future years.
--------------------------------------------------------------------------------
                                Quarter Ended June 30, Six Months Ended June 30,
                                      2003    2002            2003     2002
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net income             As reported  $   794  $280,587        $8,909   $284,965
Deduct:  Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards (net of income tax)       (450)     (498)         (751)    (1,000)
--------------------------------------------------------------------------------
                       Pro forma    $   344  $280,089        $8,158   $283,965
================================================================================

Basic income per share As reported  $  0.02  $   5.67        $ 0.19   $   5.73
                       Pro forma    $  0.01  $   5.66        $ 0.18   $   5.71

Diluted income per
          share        As reported  $  0.02  $   5.37        $ 0.18   $   5.44
                       Pro forma    $  0.01  $   5.37        $ 0.17   $   5.42
================================================================================

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:
--------------------------------------------------------------------------------
                                           June 30,     December 31,
                                             2003           2002
--------------------------------------------------------------------------------
(In thousands)

Raw materials                              $ 6,989       $7,011
Work-in-process                              3,285        2,856
Finished goods                               3,018        3,457
Service spares                               4,639        6,073
--------------------------------------------------------------------------------
Totals                                     $17,931      $19,397
================================================================================

Inventories on hand at June 30, 2003, and December 31, 2002, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to seven years. Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $2.6 million in second quarter 2003 compared to $1.3 million in second quarter 2002, and $4.5 million and $2.3 million in the first six months of 2003 and 2002, respectively. Due to net realizable value concerns, the Company did not capitalize product development expenses of $3.1 million and $2.6 million in second quarter 2003 and 2002, respectively, and $6 million and $5.1 million in the first six months of 2003 and 2002, respectively, for costs normally eligible for capitalization. See Note 5 for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets, net" in the consolidated balance sheets).

At June 30, 2003, and December 31, 2002, the Company's intangible assets and related accumulated amortization consisted of the following:
--------------------------------------------------------------------------------
                                 June 30, 2003            December 31, 2002
                              ------------------        --------------------
                                  Accumulated                Accumulated
                            Gross Amortization  Net    Gross Amortization  Net
--------------------------------------------------------------------------------
(In thousands)

Capitalized software
         development       $50,082  $(19,093) $30,989  $44,417 $(14,587) $29,830
Other intangible assets     47,202   (36,193)  11,009   44,988  (32,522)  12,466
--------------------------------------------------------------------------------
Totals                     $97,284  $(55,286) $41,998  $89,405 $(47,109) $42,296
================================================================================

The Company recorded amortization expense of $4.5 million and $3.8 million for second quarter 2003 and 2002, respectively, and $8.2 million and $7.3 million for first half 2003 and 2002, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expense for the remainder of 2003 and each of the succeeding five years is as follows: $10 million in 2003, $14 million in 2004, $5 million in 2005, $3 million in 2006, $3 million in 2007, $3 million in 2008, and $4 million thereafter.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

"Property, plant, and equipment, net" includes accumulated depreciation of approximately $114.3 million and $114.4 million at June 30, 2003, and December 31, 2002, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

--------------------------------------------------------------------------------
Six Months Ended June 30,                    2003          2002
--------------------------------------------------------------------------------
(In thousands)

(Increase) decrease in:
    Accounts receivable, net               $ 5,256     $  4,034
    Inventories, net                         1,880        1,952
    Other current assets                       247      (13,405)
Increase (decrease) in:
    Trade accounts payable                    (353)      (4,893)
    Accrued compensation and other
      accrued expenses                      (1,936)     (13,319)
    Refundable income taxes                   (592)        (627)
    Billings in excess of sales              3,688       (2,069)
--------------------------------------------------------------------------------
Net changes in current assets and
    liabilities                            $ 8,190     $(28,327)
================================================================================

Other non-cash investing and financing transactions in second quarter 2003 and the six months ended June 30, 2003, include favorable mark-to-market adjustments (net of tax) of $1.8 million and $812,000, respectively, on the Company's investment in Creative Technology Ltd. ("Creative"). Subsequent to June 30, 2003, all of the Company's 1.5 million shares of Creative were sold for $12.5 million, resulting in a $1.8 million gain.

Significant non-cash investing and financing transactions in second quarter and first half 2002 include a net unfavorable adjustment of $19.4 million (net of tax) and a net favorable adjustment of $6.7 million (net of tax), respectively, primarily on the Company's investments in 3Dlabs Inc., Ltd. ("3Dlabs") and Creative. See Note 9 for detailed information regarding the Company's unrealized gains and losses on its investments.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive. For the quarters ended June 30, 2003, and 2002, these dilutive common stock equivalents were 2,129,000 and 2,698,000, respectively. For the six months ended June 30, 2003, and 2002, these dilutive shares were 2,174,000 and 2,646,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:
--------------------------------------------------------------------------------
                               Quarter Ended June 30,  Six Months Ended June 30,
                                    2003    2002            2003     2002
--------------------------------------------------------------------------------
(In thousands)

Net income                        $  794   $280,587      $ 8,909   $284,965
Unrealized holding gains (losses)
    arising during the period      1,958     (2,742)         932     23,303
Reclassification adjustment for
    realized gains included in
    net income                       ---    (16,632)         ---    (16,632)
Translation adjustment for
   financial statements
   denominated in a foreign
   currency                        5,681      6,110        5,974      6,312
--------------------------------------------------------------------------------
Comprehensive income              $8,433   $267,323      $15,815   $297,948
================================================================================

Second quarter and year-to-date 2003 unrealized holding gains are shown net of $974,000 and $437,000, respectively, of income taxes. Second quarter and year-to-date 2002 unrealized holding gains (losses) are both shown net of income taxes of $2.2 million.

NOTE 10 - INTELLECTUAL PROPERTY INCOME (EXPENSE), NET

In first quarter 2003, the Company recorded $10 million in income from International Business Machines Corporation ("IBM") as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company. A payment of $5 million was received in first quarter 2003, and the remainder was received in second quarter 2003. Netted against this income in first and second quarters were $4.7 million and $4.3 million, respectively, in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property. Net intellectual property income was $1 million for the six months ended June 30, 2003.

In second quarter 2002, Intergraph and Intel Corporation ("Intel") settled a patent infringement lawsuit filed in Alabama Federal Court in 1997 for $300 million, which the Company received in May 2002. Netted against this income in second quarter were $6.7 million in legal fees and other related expenses, for a total of $9.8 million in expenses during the first half of 2002. Net intellectual property income was $290.2 million for the six months ended June 30, 2002.
For a complete discussion, see "Intellectual Property" and "Litigation" in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of this Form 10-Q.

NOTE 11 - GAINS (LOSSES) ON SALES OF ASSETS

During the six months ended June 30, 2003, IMGS reported a gain of approximately $1.2 million from the first quarter 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy. In second quarter 2003, IMGS incurred additional expenses of $65,000 related to this transaction. The Company reported gains of $18.5 million for first half 2002 and $17 million for second quarter 2002. For a complete discussion, see "Gains (Losses) on Sales of Assets" included in MD&A.

NOTE 12 - ACQUISITIONS AND DIVESTITURES

During the first half of 2003 there were no material acquisitions or divestitures. In second quarter 2002, the Company sold its ownership interest in 3Dlabs to Creative for approximately $40.2 million in cash and stock. The Company recorded a gain on this transaction of approximately $17 million, which is included in "Gains (losses) on sales of assets" in the 2002 consolidated statements of income. For a complete discussion, see the Company's 2002 Annual Report.

NOTE 13 - SEGMENT REPORTING

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

IMGS is a leading geospatial solutions provider for the following markets: local, state, and federal government; transportation;
utilities; communications; location-based services; photogrammetry; remote sensing; cartography; and military and intelligence.

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

The Company evaluates the performance of its business segments based on revenue and income from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated
Financial Statements included in the Company's 2002 Annual Report).
Sales between the business segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar products and services to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarters and six months ended June 30, 2003, and 2002.

--------------------------------------------------------------------------------
                            Quarter Ended June 30, Six Months Ended June 30,
                                  2003    2002        2003     2002
--------------------------------------------------------------------------------
(In thousands)

Revenues:
PPO:
   Unaffiliated customers       $32,228  $29,667    $62,023  $57,882
   Intersegment revenues            465    1,215      1,182    2,215
--------------------------------------------------------------------------------
                                 32,693   30,882     63,205   60,097
--------------------------------------------------------------------------------
IMGS:
   Unaffiliated customers        46,950   44,099     92,070   88,524
   Intersegment revenues          1,592    2,424      3,235    4,295
--------------------------------------------------------------------------------
                                 48,542   46,523     95,305   92,819
--------------------------------------------------------------------------------
ISG:
   Unaffiliated customers        29,682   28,494     56,657   63,306
   Intersegment revenues            396    2,028        898    3,079
--------------------------------------------------------------------------------
                                 30,078   30,522     57,555   66,385
--------------------------------------------------------------------------------
IPS:
   Unaffiliated customers        16,071   17,390     32,054   30,974
   Intersegment revenues            784      347      1,325      669
--------------------------------------------------------------------------------
                                 16,855   17,737     33,379   31,643
--------------------------------------------------------------------------------
Corporate:
   Unaffiliated customers         2,416    2,920      5,096    4,980
   Intersegment revenues            608      657      1,397    1,107
--------------------------------------------------------------------------------
                                  3,024    3,577      6,493    6,087
--------------------------------------------------------------------------------
                                131,192  129,241    255,937  257,031
--------------------------------------------------------------------------------
Eliminations                     (3,845)  (6,671)    (8,037) (11,365)
--------------------------------------------------------------------------------
Total revenues                 $127,347 $122,570   $247,900 $245,666
================================================================================
--------------------------------------------------------------------------------


Operating income (loss):
PPO                            $  4,306 $  5,012   $  8,475 $  9,247
IMGS                             (1,232)  (1,221)    (1,046)  (1,256)
ISG                               2,844    1,865      3,980    4,438
IPS                               3,562    3,466      7,031    6,423
Corporate                        (6,621)  (6,567)   (11,346) (11,275)
Eliminations                        ---      363        ---      414
--------------------------------------------------------------------------------
Total                          $  2,859 $  2,918   $  7,094 $  7,991
================================================================================

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains and losses on sales of assets and intellectual property income and expense. See Notes 10 and 11 for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets. For further information see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

In September 2002, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. In order to reduce the cost of issuing letters of credit, the Company secured the credit line with $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $10 million at June 30, 2003, and $10.9 million at December 31, 2002).

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The adoption of FIN 45 in first quarter 2003 did not have a significant impact on the Company's consolidated operating results or financial position. The Company has not incurred costs to settle claims or pay awards under the patent infringement indemnity provisions of some of our sales agreements with customers; therefore, the Company has recorded no liabilities for these agreements as of June 30, 2003.

In January 2003, FASB issued FIN 46, "Consolidation of Variable
Interest Entities," an interpretation of Accounting Research Bulletin
51 "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIE") by business enterprises. FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities in the first fiscal year or interim period beginning after June 15, 2003.
The Company is still evaluating the impact, if any, that adoption of FIN 46 may have on its consolidated results of operations or financial position.

On April 30, 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in order to provide for more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a significant impact on the Company's consolidated results of operations or financial position.

On May 15, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement defines an obligation as "a conditional or unconditional duty or responsibility on the part of the issuer to transfer assets or to issue its equity shares." SFAS
No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a significant impact on the Company's consolidated results of operations or financial position.

NOTE 16 - LITIGATION

As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.
See MD&A for a discussion of 2003 developments.


               INTERGRAPH CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
and Results of Operations
-------------------------

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements including, but not limited to, projections about revenue, operating income levels, margins, and market conditions and their anticipated impact on the Company;
expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; any statements of the plans, strategies, and objectives of management for future operations; and expectations regarding the Company's various ongoing litigation proceedings. These forward-looking statements are subject to known or unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, worldwide political and economic conditions and changes, the ability to attract or retain key personnel, increased competition, rapid technological change, unanticipated changes in customer requirements, the ability to protect the Company's intellectual property rights, the ability to access the technology necessary to compete in the markets served, the ability to complete certain sales and lease transactions as planned, risks associated with doing business internationally
(including foreign currency fluctuations), risks associated with various ongoing litigation proceedings, and other risks detailed in our annual and quarterly filings with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

Earnings

In second quarter 2003, the Company earned net income of $794,000 on revenues of $127.3 million, compared to second quarter 2002 net income of $280.6 million on revenues of $122.6 million. Income from operations was $2.9 million for both second quarter 2003 and second quarter 2002. For the first half of 2003, the Company earned net income of $8.9 million on revenues of $247.9 million, compared to the first half of 2002, where the Company earned net income of $285 million on revenues of $245.7 million. Income from operations for the first half of 2003 was $7.1 million compared to $8 million for the first half of 2002. See "Intellectual Property" and "Gains (Losses) on Sales of Assets" for a discussion of non-operating items included in net income. Also see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the currency impact on earnings.

Revenues

Total revenues for second quarter and first half 2003 were $127.3 million and $247.9 million, respectively, up 4% and 1% from the comparable prior-year periods.

Sales outside the United States represented approximately 46% of total revenues in first half 2003, up from 42% for the comparable period in 2002. European revenues were 30% of total revenues for first half 2003, up from the first half 2002 level of 26%.

Systems. Systems revenues for second quarter and first half 2003 were $72.8 million and $143.2 million, respectively, up 8% and 4% from the comparable prior-year periods. The increase in revenues for second quarter 2003 over the prior-year period is due primarily to an estimated $2.6 million currency impact and to an increase in new business in the IPS and PPO business segments. The increase in revenues for the first half of 2003 over the prior-year period is due primarily to an estimated $6.4 million currency impact and to an increase in new business in the IPS and PPO business segments, offset by a decrease of approximately $6 million in the ISG business segment as several contracts were completed or neared completion in the first half of 2002.

Maintenance. Maintenance revenues totaled $34.1 million in second quarter 2003 and $64.1 million for first half 2003, up 13% and 10% from comparable prior-year periods. The increase for both comparable periods is attributable to larger installed customer bases for IPS and PPO. These increases in revenues were offset by a decrease in ISG maintenance revenues as more hardware continued to be removed from maintenance contracts because of the Company's exit from the hardware business.

Services. Services revenues, consisting primarily of revenues from implementation and consulting services, totaled $20.5 million for the second quarter and $40.6 million for the first half of 2003, down 18% and 17% from comparable prior-year periods. The decrease in services revenues is due primarily to the completion of a large IPS project in late 2002 and is partially offset by increased revenues for IMGS on several new projects in 2003.

Gross Margin

The Company's total gross margin for second quarter 2003 was 48%, flat compared to second quarter 2002. For the first half of 2003, total gross margin was 48% compared to 47% for the first half of 2002.

Systems margin was 48% for second quarter 2003, down from 51% in second quarter 2002. First half 2003 systems margin was 48%, down from 50% in the first half of 2002. The decline in gross margin percentages for both comparable periods was caused mainly by a $1.3 million non-recurring adjustment in the IMGS business segment, primarily due to physical inventory adjustments. Excluding this adjustment, systems margin was 50% and 49% for second quarter and first half 2003, respectively. In general, the Company's systems margin may be lowered by price competition, a higher hardware content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales. Systems margins may be improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and a higher mix of international systems sales to total systems sales when the dollar is weaker in international markets.

Maintenance margin for second quarter 2003 was 63%, improving from 55% in second quarter 2002. For the first half of 2003, maintenance margin was 61%, up from 53% for the comparable prior-year period.
The improvement in margin is mainly due to higher software content in new maintenance contracts, revenue from retroactively renewed contracts, and Company-wide headcount reductions from 2002 to 2003 as a result of the Company's exit from the hardware business.

Services margin was 26% for second quarter 2003, down from 31% in second quarter 2002. For the first half of 2003, services margin was 25%, down from 31% in the first half of 2002. Second quarter and first half 2002 included positive non-recurring transactions, without which services margin would have been 29% and 28%, respectively. The decline for the six-month comparison was also affected by a shift in the ISG business segment's contract mix to lower-margin contracts than in the prior year. Significant fluctuations in services revenues and margins from period to period are not unusual.

Operating Expenses

Operating expenses for the second quarter and first half of 2003 were $58.7 million and $111.1 million, respectively, up 5% from second quarter 2002 and up 4% from the first half of 2002.

Product development expenses were $14.6 million for second quarter 2003, up 17% from the second quarter 2002 level. This increase was primarily the result of shipbuilding product development costs of $1.3 million in the PPO business segment, combined with an increase of $1.4 million due to fewer costs qualifying for capitalization in the PPO and IMGS business segments. Product development expenses were $26.5 million for the first half of 2003, up 7% from the first half of 2002. This increase was also a result of the $1.3 million shipbuilding product development costs mentioned above, combined with an increase of $1.1 million due to fewer costs qualifying for capitalization.

Sales and marketing expenses were $25.6 million for second quarter 2003, up 3% from $24.9 million in second quarter 2002. This increase was primarily due to an estimated $1.7 million currency impact of the U.S. dollar weakening against international currencies in the second quarter of 2003 compared to the second quarter of 2002. This was partially offset by a reduction in compensation expenses in the ISG business segment and cost savings resulting from the combination of the Z/I Imaging and Utilities & Communications divisions into the IMGS business segment. Sales and marketing expenses were $50.3 million for the first half of 2003, up 6% compared to $47.5 million in the first half of 2002. This increase was primarily due to an estimated $3.6 million currency impact of the U.S. dollar weakening against international currencies during the first half of 2003, compared to the first half of 2002, partially offset by a reduction in compensation and consulting expenses in the ISG business segment.

General and administrative expenses were $18.5 million for second quarter 2003 and $34.3 million for the first half of 2003, relatively flat with the comparable periods in 2002. For first half 2003, an unfavorable currency impact of $1.6 million and retention bonuses for Z/I Imaging employees of $433,000 were offset by lower legal fees of $1.5 million and a reversal of bad debt reserve of $500,000. To provide consistency of reported results, all income and expenses associated with the former intellectual property division, including legal expenses, are classified and reported in the other income section of the income statement. Prior period amounts have been reclassified to conform to the current period presentation.

Restructuring Charges

In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities & Communications business with the IMGS business segment. Cash outlays related to this restructuring approximated $236,000 and $1.3 million for second quarter and first half 2003, respectively. At June 30, 2003, the total remaining accrued liability for restructuring was approximately $698,000 compared to approximately $2.1 million at December 31, 2002. These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets. The related costs are expected to be paid during 2003 and relate to severance liabilities in European countries (where typically several months are required for settlement) and to liabilities for idle building space in Europe and Asia. For a complete discussion, see the Company's 2002 Annual Report.

Non-Operating Income and Expense

Intellectual Property. "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from protection and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property. To provide better consistency of reported results, all income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the consolidated statements of income.

In first quarter 2003, the Company recorded income of $10 million due to a balancing payment from IBM for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company. In the first six months of 2003, $9 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property were netted against this income, including $4.3 million in second quarter.

In April 2002, Intergraph and Intel settled a patent infringement lawsuit filed in 1997 for $300 million, which the Company received in May 2002. Netted against this income in second quarter 2002 were $6.7 million in legal fees and other related expenses, for a total of $9.8 million in expenses during the first half of 2002. (See "Litigation" for further discussion on this transaction.)

Gains (Losses) on Sales of Assets. In first quarter 2003, IMGS reported a gain of approximately $1.2 million from the March 14, 2003, sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy. This gain was offset slightly by a $65,000 loss in second quarter 2003.

In March 2002, the Company reported a gain of approximately $2 million as escrowed shares of 3Dlabs were released. The Company also recognized a loss of approximately $455,000 on the sale of its Greek subsidiary in first quarter 2002. In May 2002, the Company recognized a gain of $17 million on the sale of its shares of 3Dlabs to Creative. See the Company's 2002 Annual Report for further discussion of these transactions.

See Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further information regarding the 3Dlabs transaction.

Interest Income. Interest income was $1.7 million in second quarter of both 2003 and 2002. For the first six months of 2003, interest income was $3.6 million, compared to $2.7 million for the same period 2002. Interest income from short-term investments increased during 2003 due to proceeds from patent litigation, but was offset by a decline in interest rates and a decrease in the amount of interest earned on notes receivable.

Other. "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. No significant items were included in these amounts for the periods presented.

Income Taxes

Income tax was a benefit of $1 million for second quarter 2003 and an expense of $3.6 million for first half 2003, compared to expenses of $35.1 million for second quarter 2002 and $35.8 million for first half 2002. The Company had income (loss) before taxes and minority interest of ($200,000) and $12.5 million in the second quarter and first half of 2003, respectively, compared to $315.7 million in the second quarter of 2002 and $320.8 million for the first half of 2002. Income tax expense for the first half of 2003 is attributable to both taxes on individually profitable majority-owned subsidiaries and patent litigation income partially offset by the second quarter tax benefit, which was primarily the result of a favorable resolution of a disputed issue with the Internal Revenue Service. Income tax expense for the quarter and six months ended June 30, 2002, was largely a result of the patent litigation gain and the gains on sales of assets offset by the utilization of the Company's U.S. net operating loss and tax credit carryforwards. See the Company's 2002 Annual Report for details of the Company's tax position, including its net operating loss and tax credit carryforwards.

Results By Operating Segment

In second quarter 2003, PPO reported operating income of $4.3 million on revenues of $32.7 million, compared to second quarter 2002 operating income of $5 million on revenues of $30.9 million. The decrease in operating income is primarily the result of increased shipbuilding product development costs of $1.3 million in the second quarter of 2003, offset somewhat by higher maintenance gross margins. For the first half of 2003, operating income was $8.5 million on revenues of $63.2 million, compared to operating income of $9.2 million on revenues of $60.1 million for the first half of 2002. The 8% decrease in operating income is due to increased shipbuilding product development costs, as mentioned above, and an increase in sales and marketing expenses primarily due to currency fluctuations. The increase in operating expenses is partially offset by an 11% increase in maintenance margin, mainly due to lower amortization and royalty costs as a result of renegotiated contracts with vendors.

In second quarter 2003, IMGS reported an operating loss of $1.2 million on revenues of $48.5 million, compared to second quarter 2002 operating loss of $1.2 million on revenues of $46.5 million.
Although revenues increased, operating loss remained flat primarily due to a non-recurring adjustment of $1.3 million (most of which related to an inventory write-off as a result of physical inventory). Operating loss for the first half of 2003 was $1 million on revenues of $95.3 million, compared to the first half 2002 loss of $1.3 million on revenues of $92.8 million. The increase in 2003 revenues occurred mainly in maintenance (due to a larger installed base) and professional services (due to several new contracts in Europe). The year-to-date 2003 operating loss resulted primarily from the $1.3 million non-recurring inventory adjustment mentioned above.

In second quarter 2003, ISG earned operating income of $2.8 million on revenues of $30.1 million, compared to operating income of $1.9 million on revenues of $30.5 million in second quarter 2002. The 52% increase in operating income is primarily due to higher maintenance gross margins as a result of headcount reductions. Also improving operating income is a reduction of operating expense as outsourced consulting and compensation expense declined. In first half 2003, ISG earned operating income of $4 million on revenues of $57.6 million, compared to first half 2002 operating income of $4.4 million on revenues of $66.4 million. The decrease in operating income is a direct result of lower revenues (due to fewer contracts and programs delayed from fourth quarter 2001 to first quarter 2002 in the aftermath of the September 11, 2001, terrorist attacks), mitigated by lower operating expenses, as mentioned above.

In second quarter 2003, IPS earned operating income of $3.6 million on revenues of $16.9 million, 3% higher than second quarter 2002 operating income of $3.5 million on revenues of $17.7 million. Although revenues decreased 5% from second quarter 2002 (due primarily to the loss of revenues from a large services contract in Australia that ended in third quarter 2002), operating income increased due to higher gross margins. IPS reported operating income of $7 million on revenues of $33.4 million for the first half of 2003, compared to operating income of $6.4 million on revenues of $31.6 million for the same period in 2002. Revenues and gross margin dollars increased from the first half of 2002 level mainly due to new projects and additional maintenance contracts with higher gross margins. These improvements were partially offset by higher operating expenses due primarily to increased headcount.

In second quarter 2003, Corporate reported an operating loss of $6.6 million on revenues of $3 million, compared to a second quarter 2002 operating loss of $6.6 million on revenues of $3.6 million. For the first six months of 2003, Corporate reported an operating loss of $11.3 million on revenues of $6.5 million compared to an operating loss of $11.3 million on revenues of $6.1 million in the first half of 2002. Revenues are primarily associated with hardware repair, logistics, and maintenance services. Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, and management of residual hardware functions.

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

Intel. The Company has had ongoing litigation with Intel since 1997. In July 2002, the Company filed a patent infringement case against Intel pertaining to the Company's parallel instruction computing ("PIC") patents and went to trial in July 2002. In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002. Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal. Intel will be obligated to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal. The parties have completed the briefing process, and oral argument is tentatively scheduled for the first week of December 2003. The final decision from the appeal court is not expected until after February 2004.

Original Equipment Manufacturers ("OEM"). On December 16, 2002, the Company filed a patent infringement action against Dell Computer Corporation TM ("Dell"), Gateway Inc. TM ("Gateway"), and Hewlett-Packard Co. TM ("HP") (including the former Compaq Computer Corporation TM) in the U.S. District Court for the Eastern District of Texas ("the Texas court") claiming that products from these computer vendors infringe three computer system ("Clipper") patents (related to memory management technology) owned by the Company. The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction. The Company delayed serving the defendants with the lawsuit and engaged each defendant in licensing discussions.
These licensing discussions were not successful, and the defendants were served on April 1, 2003. The trial judge has set a scheduling conference for August 20, 2003, and has issued a tentative trial schedule for August 2004. A final trial schedule will be issued by the Texas court following the August 20 scheduling conference.

On May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California, and has asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with their countersuit. The countersuit did not specify any accused infringing products or resulting damages, and the Company has challenged the validity of HP's complaint. The Company has not determined what impact, if any, HP's countersuit may have on the Company's results of operations and cash flows. The Company has also responded to HP's motion to transfer. The Company will vigorously defend against HP's countersuit, and aggressively oppose HP's motion to transfer.

On June 21, 2003, Dell filed a counterclaim against Intel, adding them as a party to the OEM case. Intel filed a general denial to Dell's counterclaim. It is currently unclear what role Intel will play as a party in the OEM action.

Texas Instruments TM ("TI"). On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court. This action is directed at the TI family of Digital Signal Processors (marketed under the name TMS320C6000 TM), which employs the same PIC technology described by the Company's PIC patents. TI filed a general response to the Company's allegations, and the PIC case has been set for trial in October 2004. The parties are currently engaged in the discovery process.

In May 2003, TI filed two patent countersuits against the Company in the Texas court. The countersuits have been assigned to two separate judges; however, both cases will be governed by the local patent rules for the Eastern District. A tentative scheduling order has been issued for the countersuit pending in the Paris Division, which sets a tentative trial date of September 20, 2004. No schedule has been issued for the countersuit pending in the Marshall Division.
The countersuits include a total of eight patents, which target a variety of products in each of the Company's business units. The Company has responded to both countersuits, and plans to vigorously defend both actions. The Company has not determined what impact, if any, this lawsuit may have on the Company's results of operations and cash flows.

Bentley Systems, Inc. ("BSI").   In December 2002, the Company filed a
declaratory judgment action in Madison County, Alabama ("the Alabama court"), against BSI. The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same.
The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI's Pennsylvania action was dismissed in March 2003, and a Motion to Dismiss BSI's Delaware action is still pending. In response to these dismissals, BSI has now asserted certain counterclaims against the Company in the pending Alabama action. These counterclaims are substantially the same as those claims asserted in its Delaware action. As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims. The Company does not believe that BSI's claims are likely to be of a size or nature that would impact the operations of the Company. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

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

LIQUIDITY AND CAPITAL RESOURCES

In September 2002, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit. In order to reduce the cost of issuing the letters of credit, the Company secured the credit line with $15 million of interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $10 million at June 30, 2003, and $10.9 million at December 31, 2002).

At June 30, 2003, the Company had no debt.

In second quarter 2003, the Company spent approximately $4.7 million to repurchase 211,500 shares of its common stock under a stock repurchase program. As of June 30, 2003, the Company had repurchased approximately 5.4 million shares since the program was initiated in late 2001, and total expenditures were $94.8 million.

The Company believes that existing cash balances will substantially exceed cash requirements for 2003 operations. The Company does not anticipate significant non-operating events that will require the use of cash, with the exception of its stock repurchase program. In first quarter 2003, the Company's board of directors authorized an increase in the funding for the stock repurchase program from $175 million to $250 million. The board also extended the termination date for the program from December 31, 2004, to December 31, 2005, and approved privately negotiated transactions in addition to open market purchases of the Company's stock.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, capitalized software, deferred taxes, bad debt reserves, and inventory may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Management believes there have been no significant changes during the three months ended June 30, 2003, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2002 Annual Report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2002 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations. For first half 2003, approximately 46% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 42% for first half 2002. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first half 2003 results of operations by approximately $0.10 per share (basic and diluted) in comparison to first half 2002 results.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's European and Canadian subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. The Company had no forward contracts outstanding at June 30, 2003, or December 31, 2002, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's excess funds are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market funds, repurchase agreements, short-term corporate obligations, commercial paper, and U.S. government securities. The Company limits the amount of credit exposure from any single issuer of securities. The Company is subject to earnings fluctuations due to market changes in interest rates. Should interest rates of invested funds change by 0.5%, the Company estimates that pre-tax earnings could be affected by approximately $0.05 per share (diluted) on an annualized basis.

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

The CEO and the CFO have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

In addition, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Intel. The Company has had ongoing litigation with Intel since 1997. In July 2002, the Company filed a patent infringement case against Intel pertaining to the Company's PIC patents and went to trial in July 2002. In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products. Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002. Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal. Intel will be obligated to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal. The parties have completed the briefing process, and oral argument is tentatively scheduled for the first week of December 2003. The final decision from the appeal court is not expected until after February 2004.

OEM. On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway, and HP in the Texas court claiming that products from these computer vendors infringe three Clipper patents (related to memory management technology) owned by the Company. The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction. The Company delayed serving the defendants with the lawsuit and engaged each defendant in licensing discussions. These licensing discussions were not successful, and the defendants were served on April 1, 2003. The trial judge has set a scheduling conference for August 20, 2003, and has issued a tentative trial schedule for August 2004. A final trial schedule will be issued by the Texas court following the August 20 scheduling conference.

On May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California, and has asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with their countersuit. The countersuit did not specify any accused infringing products or resulting damages, and the Company has challenged the validity of HP's complaint. The Company has not determined what impact, if any, HP's countersuit may have on the Company's results of operations and cash flows. The Company has also responded to HP's motion to transfer. The Company will vigorously defend against HP's countersuit, and aggressively oppose HP's motion to transfer.

On June 21, 2003, Dell filed a counterclaim against Intel, adding them as a party to the OEM case. Intel filed a general denial to Dell's counterclaim. It is currently unclear what role Intel will play as a party in the OEM action.

TI. On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court. This action is directed at the TI family of Digital Signal Processors (marketed under the name TMS320C6000 TM), which employs the same PIC technology described by the Company's PIC patents. TI filed a general response to the Company's allegations, and the PIC case has been set for trial in October 2004. The parties are currently engaged in the discovery process.

In May 2003, TI filed two patent countersuits against the Company in the Texas court. The countersuits have been assigned to two separate judges; however, both cases will be governed by the local patent rules for the Eastern District. A tentative scheduling order has been issued for the countersuit pending in the Paris Division, which sets a tentative trial date of September 20, 2004. No schedule has been issued for the countersuit pending in the Marshall Division.
The countersuits include a total of eight patents, which target a variety of products in each of the Company's business units. The Company has responded to both countersuits, and plans to vigorously defend both actions. The Company has not determined what impact, if any, this lawsuit may have on the Company's results of operations and cash flows.

BSI.   In December 2002, the Company filed a declaratory judgment action in the Alabama court against BSI. The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same. The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI's Pennsylvania action was dismissed in March 2003, and a Motion to Dismiss BSI's Delaware action is still pending. In response to these dismissals, BSI has now asserted certain counterclaims against the Company in the pending Alabama action. These counterclaims are substantially the same as those claims asserted in its Delaware action. As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims. The Company does not believe that BSI's claims are likely to be a size or nature that would impact the operations of the Company. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Intergraph Corporation's Annual Meeting of Shareholders was held May 15, 2003. The results of the meeting follow.

       (1)Eight directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified. All nominees were serving as Directors of the Company at the time of their nomination for the current year.

                                              Votes
                                    ------------------------------
                                       For        Against/Withheld
                                    ----------    ----------------
         James F. Taylor, Jr.       33,599,606     4,642,105
         Larry J. Laster            33,610,340     4,631,371
         Sidney L. McDonald         33,615,291     4,626,420
         Thomas J. Lee              33,155,262     5,086,449
         Lawrence R. Greenwood      33,173,940     5,067,771
         Joseph C. Moquin           33,634,924     4,606,787
         Linda L. Green             33,241,455     5,000,256
         Richard W. Cardin          33,242,267     4,999,444

       (2)Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year was approved by a vote of 35,534,574 for, 1,170,501 against, and 1,536,636 abstentions.

Item 5.   Other
          -----

Effective  July  28,  2003,  Mr. Halsey  Wise  was  selected  as  the
Company's President and Chief Executive Officer, and immediately joined the Intergraph Board of Directors. Mr. Wise succeeds Mr. Jim Taylor, who announced last fall his intention to retire. Mr. Taylor also retired from the Company's Board of Directors, but will continue to consult with management of the Company with the primary responsibility of managing its intellectual property litigation.

Mr. Sid McDonald, a director since 1997, has been elected Chairman of the Intergraph Board of Directors. Mr. McDonald served previously as the lead outside director and Chairman of the Compensation Committee.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)Exhibits

    Exhibit
    Number                                  Description
    -------                                 -----------

     10(g)          Employment Contract of R. Halsey Wise dated June 12, 2003

     10(h)          Employment Contract of Graeme J. Farrell dated July 1, 2003

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 13, 2003

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated August 13, 2003

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 13, 2003

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated August 13, 2003

(b)  Reports on Form 8-K:
     o Form 8-K dated July 30, 2003, reporting the Company's second quarter earnings


               INTERGRAPH CORPORATION AND SUBSIDIARIES

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INTERGRAPH CORPORATION
                       ----------------------
                            (Registrant)




By: /s/ R. Halsey Wise             By: /s/ Larry J. Laster
    ------------------                 -------------------
    R. Halsey Wise                     Larry J. Laster
    President and                      Executive Vice President and
    Chief Executive Officer            Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

Date: August 13, 2003              Date: August 13, 2003