Form 10-Q
period 2003-09-30
INTERGRAPH CORP
filed 2003-11-14
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-9722

INTERGRAPH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	63-0573222
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.
Huntsville, Alabama 35894-0001 (Address of principal executive offices) (Zip Code)
(256) 730-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    X      No ___

Common stock, par value $0.10 per share:  45,837,980 shares
outstanding as of October 24, 2003

INTERGRAPH CORPORATION

FORM 10-Q*

September 30, 2003

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2003, and
		December 31, 2002	2

	Consolidated Statements of Income for the quarters and nine
		months ended September 30, 2003, and 2002	3

	Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2003, and 2002	4

	Notes to Consolidated Financial Statements		5-12

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	20-21

	Item 5.	Other	21

	Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES			23

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$465,526	$490,097
Short-term investments	24,157	15,927

Total cash and short-term investments	489,683	506,024
Accounts receivable, net	149,659	152,187
Inventories, net	15,680	19,397
Other current assets	58,119	39,795

Total current assets	713,141	717,403
Investments in affiliates	10,043	20,700
Capitalized software development costs, net	30,524	29,830
Other assets, net	13,772	16,889
Property, plant, and equipment, net	50,504	50,818

Total Assets	$817,984	$835,640

Liabilities and Shareholders' Equity
Trade accounts payable	$18,358	$17,850
Accrued compensation	36,104	31,541
Other accrued expenses	39,626	35,730
Billings in excess of sales	43,143	43,908
Income taxes payable	32,296	67,477
Short-term debt	---	169

Total current liabilities	169,527	196,675

Deferred income taxes	18,888	16,260
Other noncurrent liabilities	631	995

Total noncurrent liabilities	19,519	17,255

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000
shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	201,839	206,888
Deferred compensation	(1,049)	---
Retained earnings	607,863	586,020
Accumulated other comprehensive income (loss)	6,120	(659)

	820,509	797,985
Less - cost of treasury shares (11,632,707 at September 30,
2003, and 11,198,767 at December 31, 2002)	(191,571)	(176,275)

Total shareholders' equity	628,938	621,710

Total Liabilities and Shareholders' Equity	$817,984	$835,640

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Revenues
Systems	$75,357	$80,914	$218,582	$219,268
Maintenance	32,441	31,174	96,551	89,503
Services	25,785	21,328	66,350	70,311

Total revenues	133,583	133,416	381,483	379,082

Cost of revenues
Systems	37,442	43,501	111,819	112,897
Maintenance	12,295	14,664	37,370	42,396
Services	17,877	15,284	48,139	49,159

Total cost of revenues	67,614	73,449	197,328	204,452

Gross Profit	65,969	59,967	184,155	174,630

Product development	16,465	14,593	42,942	39,310
Sales and marketing	24,049	24,103	74,338	71,606
General and administrative	19,970	18,010	54,296	52,462

Income from operations	5,485	3,261	12,579	11,252

Intellectual property income (expense), net	11,594	(1,215)	12,589	288,951
Gains (losses) on sales of assets	1,796	(1,331)	2,951	17,214
Interest income	1,497	2,262	5,096	4,923
Other income (expense), net	(303)	1,184	(672)	2,633

Income before income taxes and
minority interest	20,069	4,161	32,543	324,973

Income tax expense	(7,135)	(1,300)	(10,700)	(37,050)

Income before minority interest	12,934	2,861	21,843	287,923

Minority interest in earnings of consolidated
subsidiaries	---	(188)	---	(285)

Net income	$12,934	$2,673	$21,843	$287,638

Net income per share - basic	$0.28	$0.06	$0.47	$5.92
- diluted	$0.27	$0.05	$0.45	$5.62

Weighted average shares outstanding - basic	46,190	46,311	46,222	48,579
- diluted	48,135	48,754	48,322	51,155

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2003	2002

(In thousands)

Cash Provided By (Used For):
Operating Activities:
Net income	$21,843	$287,638
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	6,081	6,872
Amortization	12,769	11,616
Provisions for losses on accounts receivable	1,922	2,069
Noncurrent portion of deferred taxes	2,636	19,183
Income taxes payable	(35,114)	11,198
Gains on sales of assets	(2,951)	(17,214)
Net changes in current assets and liabilities	(3,880)	(27,473)

Net cash provided by operating activities	3,306	293,889

Investing Activities:
Net proceeds from sales of assets	16,751	30,749
Purchases of property, plant, and equipment	(5,985)	(7,970)
Purchases of short-term investments	(34,166)	(254,197)
Proceeds from maturities of short-term investments	25,857	266,654
Capitalized software development costs	(8,034)	(9,070)
Business acquisitions	(2,030)	(981)
Other	(1,085)	(1,984)

Net cash provided by (used for) investing activities	(8,692)	23,201

Financing Activities:
Borrowings	31	81
Debt repayment	(200)	(2,172)
Purchase of treasury stock	(30,200)	(78,818)
Proceeds of employee stock purchases and exercise of
stock options	8,760	5,957

Net cash used for financing activities	(21,609)	(74,952)

Effect of exchange rate changes on cash	2,424	2,869

Net increase (decrease) in cash and cash equivalents	(24,571)	245,007
Cash and cash equivalents at beginning of period	490,097	99,773

Cash and cash equivalents at end of period	$465,526	$344,780

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

The operating results for the quarter and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.  To provide consistency of reported results, all income and expenses associated with the Company's intellectual property portfolio, including related legal expenses, are now classified as "Intellectual property income (expense), net" in the consolidated statements of income.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company recognized no compensation expense for these plans during the quarter and nine-month periods ended September 30, 2003, and 2002.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effect of applying SFAS 123 on a pro forma basis for the quarter and nine-month periods ended September 30, 2003, and 2002, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years and as it is anticipated that additional grants will be made in future years.

		Quarter Ended		Nine Months Ended
		September 30,		September 30,
		2003	2002	2003	2002

(In thousands, except per share amounts)

Net income	As reported	$12,934	$2,673	$21,843	$287,638
Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards (net of income tax)		(503)	(422)	(1,245)	(1,422)

	Pro forma	$12,431	$2,251	$20,598	$286,216

Basic income per share	As reported	$0.28	$0.06	$0.47	$5.92
	Pro forma	$0.27	$0.05	$0.45	$5.89

Diluted income per share	As reported	$0.27	$0.05	$0.45	$5.62
	Pro forma	$0.26	$0.05	$0.43	$5.60

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and are summarized as follows:

	September 30,	December 31,
	2003	2002

(In thousands)

Raw materials	$6,508	$7,011
Work-in-process	3,996	2,856
Finished goods	1,652	3,457
Service spares	3,524	6,073

Totals	$15,680	$19,397

Inventories on hand at September 30, 2003, and December 31, 2002, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold.  Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $2.7 million in third quarter 2003 compared to $1.7 million in third quarter 2002, and $7.3 million and $4 million in the first nine months of 2003 and 2002, respectively.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $3.3 million and $2.7 million in third quarter 2003 and 2002, respectively, and $9.3 million and $7.8 million in the first nine months of 2003 and 2002, respectively, for costs otherwise eligible for capitalization.  See Note 5 for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets, net" in the consolidated balance sheets).

At September 30, 2003, and December 31, 2002, the Company's intangible assets and related accumulated amortization consisted of the following:

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(In thousands)

Capitalized software development	$52,425	$(21,901)	$30,524	$44,417	$(14,587)	$29,830
Other intangible assets	47,417	(37,962)	9,455	44,988	(32,522)	12,466

Totals	$99,842	$(59,863)	$39,979	$89,405	$(47,109)	$42,296

The Company recorded amortization expense of $4.6 million and $4.3 million for third quarter 2003 and 2002, respectively, and $12.8 million and $11.6 million for the first nine months of 2003 and 2002, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2003, each of the succeeding five years, and thereafter is as follows: $6 million in 2003, $16 million in 2004, $5 million in 2005, $3 million in 2006, $3 million in 2007, $3 million in 2008, and $4 million thereafter.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $99.7 million and $114.4 million at September 30, 2003, and December 31, 2002, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in current assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

Nine Months Ended September 30,	2003	2002

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$6,725	$4,168
Inventories, net	4,744	3,782
Other current assets	(17,662)	(17,014)
Increase (decrease) in:
Trade accounts payable	1,226	(4,462)
Accrued compensation and other accrued expenses	5,561	(9,833)
Refundable income taxes	(2,062)	(229)
Billings in excess of sales	(2,412)	(3,885)

Net changes in current assets and liabilities	$(3,880)	$(27,473)

There were no significant non-cash investing and financing transactions in third quarter 2003 or the nine months ended September 30, 2003.

There were no significant non-cash investing and financing transactions in third quarter 2002.  Significant non-cash investing and financing transactions in the first nine months of 2002 include a favorable mark-to-market adjustment of $5.4 million on the Company's long-term investments.  See Note 9 for detailed information regarding the Company's unrealized gains and losses on its investments.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.  For the quarters ended September 30, 2003, and 2002, these dilutive common stock equivalents were 1,945,000 and 2,443,000, respectively.  For the nine months ended September 30, 2003, and 2002, these dilutive shares were 2,100,000 and 2,576,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

(In thousands)

Net income	$12,934	$2,673	$21,843	$287,638
Unrealized holding gains (losses) arising
during the period	96	(1,198)	1,028	22,114
Reclassification adjustment for realized gains
included in net income	(812)	(25)	(812)	(16,666)
Translation adjustment for financial statements
denominated in a foreign currency	589	(233)	6,563	6,079

Comprehensive income	$12,807	$1,217	$28,622	$299,165

Year-to-date 2003 unrealized holding gains are shown net of $437,000 in income taxes.  Third quarter and year-to-date 2002 unrealized holding gains (losses) are shown net of $541,000 and $2.7 million, respectively, in income taxes.

NOTE 10 - INTELLECTUAL PROPERTY INCOME (EXPENSE), NET

In third quarter 2003, the Company recorded $18 million in income from its settlement of all patent disputes with Texas Instruments Incorporated (“TI”).  In first quarter 2003, the Company recorded $10 million in income from International Business Machines Corporation ("IBM") as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company.  Netted against this year-to-date income were $15.4 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property.  Net intellectual property income was $12.6 million for the nine months ended September 30, 2003.

For the nine-month period ended September 30, 2002, the net income is principally made up of $300 million from the settlement of the patent infringement lawsuit with Intel, offset by $11.1 million in expenses.  For a complete discussion, see "Intellectual Property" and "Litigation" in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of this Form 10-Q.

NOTE 11 - GAINS (LOSSES) ON SALES OF ASSETS

In third quarter 2003, the Company recognized a gain of $1.8 million for the sale of its Creative Technology Ltd. ("Creative") stock.  During the nine months ended September 30, 2003, the Company also reported a net gain of approximately $1.1 million from the first quarter 2003 sale of IMGS' aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy ("Ingegneria").  The Company reported net gains on sales of assets of $17.2 million for the nine months ended September 30, 2002, including a loss of $1.3 million for third quarter 2002.  For a complete discussion, see "Gains (Losses) on Sales of Assets" included in MD&A.

NOTE 12 - ACQUISITIONS AND DIVESTITURES

During third quarter 2003, the Company sold its holdings in Creative for $12.5 million.  The Company recorded a gain on this transaction of approximately $1.8 million, which is included in "Gains (losses) on sales of assets" in the 2003 consolidated statement of income.  There were no material acquisitions or divestitures in third quarter 2002.  During the first nine months of 2002, the Company sold its ownership interest in 3Dlabs to Creative for approximately $40.2 million in cash and stock.  The Company recorded a gain on this transaction of approximately $17 million, which is included in "Gains (losses) on sales of assets" in the 2002 consolidated statement of income.  For a complete discussion, see the Company's 2002 Annual Report.

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

IMGS is a geospatial solutions provider for the following markets:  local, regional, federal, and national governments; transportation; utilities; communications; commercial remote sensing and photogrammetry; and military and intelligence.

ISG provides professional services, specially developed software and hardware, and commercial off-the-shelf products to federal, state, and local governments, and to commercial customers.

IPS develops computer graphics-based systems designed for public safety agencies, commercial fleet operations, campus, military base, and airport security.  IPS systems are complete, integrated solutions for command and control, deployment, tracking, information gathering, analysis, and records management.

The Corporate segment includes revenues and costs for Teranetix (a provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Treasurer, Strategic Planning, General Counsel, the Board of Directors, internal and external audit, and other costs that are directly the result of Intergraph being a publicly held company, and residual costs of exiting the hardware business, including management of warranty reserves and a repair depot.

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

The following table sets forth revenues and operating income (loss) by business segment for the quarters and nine months ended September 30, 2003, and 2002.

		Quarter Ended		Nine Months Ended
		September 30,		September 30,
		2003	2002	2003	2002

(In thousands)

Revenues:
PPO:
	Unaffiliated customers	$33,179	$31,635	$95,202	$89,517
	Intersegment revenues	415	840	1,597	3,055

		33,594	32,475	96,799	92,572

IMGS:
	Unaffiliated customers	52,942	48,264	145,012	136,788
	Intersegment revenues	1,539	1,592	4,774	5,887

		54,481	49,856	149,786	142,675

ISG:
	Unaffiliated customers	30,042	33,290	86,699	96,596
	Intersegment revenues	424	824	1,322	3,903

		30,466	34,114	88,021	100,499

IPS:
	Unaffiliated customers	15,047	17,371	47,101	48,345
	Intersegment revenues	1,573	1,175	2,898	1,844

		16,620	18,546	49,999	50,189

Corporate:
	Unaffiliated customers	2,373	2,856	7,469	7,836
	Intersegment revenues	512	1,266	1,909	2,373

		2,885	4,122	9,378	10,209

		138,046	139,113	393,983	396,144

Eliminations		(4,463)	(5,697)	(12,500)	(17,062)

Total Revenues		$133,583	$133,416	$381,483	$379,082

Operating income (loss):
PPO		$4,016	$5,773	$12,491	$15,020
IMGS		2,768	(810)	1,722	(2,066)
ISG		2,021	188	6,001	4,626
IPS		3,527	5,859	10,558	12,282
Corporate		(6,847)	(7,649)	(18,193)	(18,924)
Eliminations		---	(100)	---	314

Total		$5,485	$3,261	$12,579	$11,252

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include gains and losses on sales of assets and intellectual property income and expense.  See Notes 10 and 11 for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

In September 2002, the Company established a credit line with Wells Fargo Bank to cover its outstanding letters of credit.  In order to reduce the cost of issuing letters of credit, the Company secured the credit line with $15 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $10 million at September 30, 2003, and $10.9 million at December 31, 2002).

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is effective for guarantees issued or modified after December 31, 2002.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives.  The adoption of FIN 45 in first quarter 2003 did not have a significant impact on the Company's consolidated operating results or financial position.  The Company has not incurred costs to settle claims or pay awards under the patent infringement indemnity provisions of some of our sales agreements with customers; therefore, the Company has recorded no liabilities for these agreements as of September 30, 2003.

In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIE") by business enterprises.  FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities was established for the first fiscal year or interim period beginning after June 15, 2003.  On October 8, 2003, the FASB agreed to defer the effective date for variable interests held by public companies in all entities that were acquired prior to February 2, 2003, until the end of the first interim or annual period ending after December 15, 2003, so long as the variable interest was created before February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by FIN 46.  The Company is still evaluating the impact, if any, that adoption of FIN 46 may have on its consolidated results of operations or financial position.

On April 30, 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in order to provide for more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a significant impact on the Company's consolidated results of operations or financial position.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, disclosures regarding the tender offer currently in effect; information regarding the Company's business outlook; projections about revenue, operating income levels, margins, cost savings, and market conditions and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph's various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; and any statements of the plans, strategies, and objectives of management for future operations.  These forward-looking statements are subject to known or unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to consummate the tender offer; potential adverse outcomes in our ongoing efforts to protect our intellectual property including, but not limited to, an overturn on appeal of the ruling in favor of us in our patent infringement action against Intel Corporation ("Intel"), an adverse ruling in our patent infringement action against various original equipment manufacturers ("OEMs"), and other ongoing and potential litigation and patent enforcement efforts, including uncertainties associated with potential patent infringement claims against non-domestic OEMs; material changes with respect to our business, litigation prospects, or the securities markets (including the market for Intergraph common stock); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; the ability to complete certain sales and lease transactions as planned; risks associated with doing business internationally (including foreign currency fluctuations); and other risks detailed in our press releases or in annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

Revenues

Total revenues for third quarter and the first nine months of 2003 were $133.6 million and $381.5 million, respectively, a slight increase from the comparable prior-year periods.

Sales outside the United States represent approximately 47% of total revenues in the first nine months of 2003, up from 42% for the comparable period in 2002.  European revenues were 30% of total revenues for the nine months ended September 30, 2003, up from 25% in the comparable prior-year period.  These increases in international revenues are primarily due to the currency impact of a weaker U.S. dollar.

Systems.  Systems revenues for the third quarter 2003 were $75.4 million, down 7% from the third quarter 2002.  The ISG business segment reported a decline in revenues from third quarter 2002, which included a $4.8 million sale of third-party software.  For the first nine months of 2003, systems revenues were $218.6 million, flat with the same period of 2002.

Maintenance.  Maintenance revenues were $32.4 million for the third quarter 2003, up 4% from the third quarter 2003.  Maintenance revenues for the first nine months of 2003 were $96.6 million, an increase of 8% over the first nine months of 2002.  These increases are attributable to larger installed customer bases for the IPS and PPO business segments, offset by a decrease in the ISG business segment maintenance revenues as more hardware continued to be removed from maintenance contracts because of the Company's exit from the hardware business.

Services.  Services revenues, consisting primarily of revenues from implementation and consulting services, totaled $25.8 million for the third quarter 2003, up 21% from third quarter 2002.  The increase is due primarily to $4.8 million in revenues generated by the ISG business segment on a contract awarded by the U.S. Air Force in second quarter 2003.  Services revenues for the first nine months of 2003 were $66.4 million, down 6% from the same period of 2002.  The decrease is due to the completion of a large IPS project in late 2002, offset by the aforementioned ISG contract.

Gross Margin

Systems.  Systems margin was 50% for third quarter 2003, up from 46% in third quarter 2002. The most significant factor for the improvement in margin relates to a low-margin sale of third-party products in 2002 for the ISG business segment.  First nine months of 2003 systems margin was 49%, flat with the first nine months of 2002.

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

Maintenance.  Maintenance margin for third quarter 2003 was 62%, improving from 53% in third quarter 2002.  For the first nine months of 2003, maintenance margin was 61%, up from 53% for the comparable prior-year period.  The improvement in margins is mainly due to higher software content in new maintenance contracts, and Company-wide headcount reductions from 2002 to 2003 as a result of the Company's exit from the hardware business.

Services.  Services margin was 31% for third quarter 2003, up from 28% in third quarter 2002.  The improvement in the margin is due to the completion of a large, lower-margin contract for the IPS business segment in 2002.  For the first nine months of 2003, services margin was 27%, down from 30% in the first nine months of 2002.  The decline in services margin is the result of a new contract in 2003 for the ISG business segment, which carries a lower margin.  Significant fluctuations in services revenues and margins from period to period are not unusual.

Operating Expenses

Operating expenses for the third quarter and first nine months of 2003 were $60.5 million and $171.6 million, respectively, up 7% from third quarter 2002 and up 5% from the first nine months of 2002.

Product development expenses were $16.5 million for third quarter 2003, up 13% from the third quarter 2002 level.  This increase was primarily the result of shipbuilding product development costs of $1.4 million in the PPO business segment.  Product development expenses were $42.9 million for the first nine months of 2003, up 9% from the first nine months of 2002.  This increase was primarily the result of $2.8 million in year-to-date shipbuilding product development costs for the PPO business segment and a $1.3 million reduction in software development capitalization in the IMGS business segment, offset by a $700,000 reclassification to general and administrative expenses.

Sales and marketing expenses were $24 million for third quarter 2003, flat compared to third quarter 2002.  Sales and marketing expenses were $74.3 million for the first nine months of 2003, up 4% from the first nine months of 2002.  This increase was primarily due to an unfavorable currency impact of the U.S. dollar weakening against international currencies during the first nine months of 2003, compared to the first nine months of 2002, offset by a $1.2 million cost savings for the IMGS business segment associated with the consolidation of the utilities and communications business in the fourth quarter of 2002 and by an overall reduction of $1.8 million in the ISG business segment as they continue to align expenses with revenue levels.

General and administrative expenses were $20 million for third quarter 2003, up 11% from the third quarter 2002 level, primarily due to an $800,000 unfavorable currency impact, along with an increase in bad debt reserves of $500,000, and a $700,000 reclassification from product development expenses.  General and administrative expenses were $54.3 million for the first nine months of 2003, an increase of 4% over the prior-year period.  This increase is primarily the result of a $2.3 million unfavorable currency impact.

Restructuring Charges

In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the utilities and communications business with the IMGS business segment.  Cash outlays related to this restructuring approximated $383,000 and $1.7 million for third quarter and the first nine months of 2003, respectively.  At September 30, 2003, the total remaining accrued liability for restructuring was approximately $247,000 compared to approximately $2.1 million at December 31, 2002.  These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  The related costs are expected to be paid during 2003 and relate to severance liabilities in European countries (where typically several months are required for settlement) and to liabilities for idle building space in Asia.  For additional information, see the Company's 2002 Annual Report.

The Company expects to incur charges of approximately $3.5 million in fourth quarter 2003 for cost reductions.  See "Remainder of the Year."

Non-Operating Income and Expense

Intellectual Property.  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from legal settlements and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property.  To provide better consistency of reported results, all income and expenses associated with the Company's intellectual property portfolio, including related legal expenses, are classified and reported in this section of the consolidated statements of income.

In third quarter 2003, the Company recorded $18 million in income from its settlement of all patent disputes with TI.  In first quarter 2003, the Company recorded $10 million in income from IBM as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company.  In the first nine months of 2003, $15.4 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property were netted against this income, including $6.4 million in third quarter.

For the nine-month period ended September 30, 2002, the net income is principally made up of $300 million from the settlement of the patent infringement lawsuit with Intel, offset by $11.1 million in expenses.  (See "Litigation" for further discussion on this transaction.)

Gains (Losses) on Sales of Assets.  In third quarter 2003, the Company recognized a gain of $1.8 million for the sale of its remaining Creative stock.  In first quarter 2003, IMGS reported a gain of approximately $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria.

In third quarter 2002, the Company recognized a loss of $1.3 million on the sale of some of its shares of Creative stock.  For the nine months ended September 30, 2002, the Company also reported a gain of $17 million on the sale of 3Dlabs stock to Creative, a gain of approximately $2 million as escrowed shares of 3Dlabs were released, and a loss of approximately $455,000 on the sale of its Greek subsidiary.  See the Company's 2002 Annual Report for further discussion of these transactions.

See Note 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further information regarding the 3Dlabs transactions.

Interest Income.  Interest income was $1.5 million and $2.3 million in third quarter of 2003 and 2002, respectively.  Interest income from short-term investments decreased in third quarter 2003 due to the decrease in principal balance of the Bentley note from 2002, lower interest rates, and a third quarter 2002 reclassification of year-to-date interest previously recorded as other income.  For the first nine months of 2003, interest income was $5.1 million, compared to $4.9 million for the same period in 2002.

Other.  "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  No significant items were included in these amounts for the periods presented.

Income Taxes

Income tax expenses for the first nine months of 2003 are attributable to both taxes on individually profitable majority-owned subsidiaries and patent litigation income partially offset by the second quarter tax benefit, which was primarily the result of a favorable resolution of a disputed issue with the Internal Revenue Service.  Income tax expense for the quarter and nine months ended September 30, 2002, was largely a result of the patent litigation gain and the gains on sales of assets offset by the utilization of the Company's U.S. net operating loss and tax credit carryforwards.  See the Company's 2002 Annual Report for details of the Company's tax position, including its net operating loss and tax credit carryforwards.

Results by Operating Segment

In third quarter 2003, PPO reported operating income of $4 million on revenues of $33.6 million, compared to third quarter 2002 operating income of $5.8 million on revenues of $32.5 million.  The decrease in operating income is primarily the result of increased shipbuilding product development costs of $1.4 million in the third quarter of 2003 and a $524,000 systems margin decrease due to capitalized software amortization related to the release of new products.  For the nine months ended September 30, 2003, operating income was $12.5 million on revenues of $96.8 million, compared to operating income of $15 million on revenues of $92.6 million for the first nine months of 2002.  The 17% decrease in operating income is due primarily to $2.8 million in increased shipbuilding product development costs and an increase in sales and marketing expenses primarily related to the effect of the weakening of the U.S. dollar against the Euro.  The increase in operating expenses is partially offset by a 3% increase in overall margins due to a change in product mix from third-party products to more Intergraph-developed software applications.

In third quarter 2003, IMGS reported operating income of $2.8 million on revenues of $54.5 million, compared to a third quarter 2002 operating loss of $810,000 on revenues of $49.9 million.  The significant increase in operating income reflects improved revenues and margins (due primarily to the initial Digital Mapping Camera sales by Z/I Imaging) and reduced operating expenses (due primarily to a $618,000 decline in spending associated with the consolidation of the Mapping/GIS and Utilities & Communications sales and marketing infrastructure since third quarter 2002).  For the nine months ended September 30, 2003, operating income was $1.7 million on revenues of $149.8 million, compared to the nine-month 2002 loss of $2.1 million on revenues of $142.7 million.  This improvement in operating income was also due primarily to increased revenues and margins from the initial Digital Mapping Camera sales mentioned above and a $1.2 million decline in spending associated with the consolidation of the sales and marketing infrastructure, along with the positive currency impact of a weaker U.S. dollar.

In third quarter 2003, ISG earned operating income of $2 million on revenues of $30.5 million, compared to operating income of $188,000 on revenues of $34.1 million in third quarter 2002.  The significant increase in operating income is primarily due to higher systems and maintenance gross margins due to product mix changes and headcount reductions, respectively.  For the nine months ended September 30, 2003, ISG earned operating income of $6 million on revenues of $88 million, compared to operating income of $4.6 million on revenues of $100.5 million for the nine months ended September 30, 2002.  The increase in operating income is due primarily to a reduction in labor and overhead costs related to headcount reductions in both periods offset somewhat by lower gross margin dollars.

In third quarter 2003, IPS earned operating income of $3.5 million on revenues of $16.6 million, compared to third quarter 2002 operating income of $5.9 million on revenues of $18.5 million.  Third quarter 2002 results included one-time increases in revenues and operating income of $2.3 million and $2 million, respectively, as a result of the sale of software and systems associated with the completion of a large outsourcing contract in Australia.  For the nine-month period ended September 30, IPS reported operating income of $10.6 million on revenues of $50 million for 2003, and operating income of $12.3 million on revenues of $50.2 million for 2002.  Year-to-date revenues are flat with the same period last year, as new projects and more maintenance contracts have offset the loss of revenues from the Australian services contract.  Operating income decreased 14% as higher total gross margins partially offset an increase in operating expenses.

In third quarter 2003, Corporate reported an operating loss of $6.8 million on revenues of $2.9 million, compared to a third quarter 2002 operating loss of $7.6 million on revenues of $4.1 million.  For the nine months ended September 30, 2003, and 2002, Corporate reported an operating loss of $18.2 million on revenues of $9.4 million and an operating loss of $18.9 million on revenues of $10.2 million, respectively.  Revenues are primarily associated with hardware repair, logistics, and international hardware maintenance services.  Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, and management of residual hardware functions.

See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2003 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements."

Intel.  The Company has had ongoing litigation with Intel since 1997.  In July 2001, the Company filed a patent infringement case against Intel pertaining to the Company's parallel instruction computing ("PIC") patents and went to trial in July 2002.  In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products.  Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002.  Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal.  Intel will be obligated to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal.  The parties have completed the briefing process, and oral argument is scheduled for the first week of December 2003.  The final decision from the appeal court is not expected until at least the first quarter of 2004.

OEM.  On December 16, 2002, the Company filed a patent infringement action against Dell Computer CorporationTM ("Dell"), Gateway Inc.TM ("Gateway"), and Hewlett-Packard Co.TM (including the former Compaq Computer CorporationTM) ("HP") in the U.S. District Court for the Eastern District of Texas ("the Texas court") claiming that products from these computer vendors infringe three computer system ("Clipper") patents (related to memory management technology) owned by the Company.  The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction.  Licensing discussions were not successful, and the defendants were served on April 1, 2003.  Following the August 20, 2003, scheduling conference, the trial judge set the matter for trial on August 2, 2004.

On May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California.  HP also filed a motion asking the Texas court to transfer the OEM case to the Northern District of California for consolidation with their countersuit. (This motion was denied by the Texas court on October 7, 2003.)  The HP countersuit did not specify any accused infringing products or resulting damages, and the Company challenged the validity of HP's complaint.  The California trial judge subsequently dismissed HP's complaint as legally defective, but HP has since re-filed a corrected complaint.  The Company will vigorously defend against this countersuit, but has not yet determined what impact, if any, this countersuit may have on its results of operations and cash flows.

On June 21, 2003, Dell filed a counterclaim against Intel, adding them as a party to the OEM case.  Intel filed a general denial to Dell's counterclaim.  It is currently unclear what role Intel will play as a party in the OEM action.  Dell also filed a motion to have their "Intel implied license" defense tried separately from the infringement case.  Intergraph opposed Dell's motion to bifurcate its "implied license" defense, and Dell's motion was subsequently denied by the trial court on September 26, 2003.

TI.  On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court.  This action is directed at the TI family of Digital Signal Processors (marketed under the name TMS320C6000 TM), which employs the same PIC technology described by the Company's PIC patents.  TI filed a general response to the Company's allegations, and the PIC case was subsequently set for trial in October 2004.

In May 2003, TI filed two patent countersuits against the Company in the Texas court.  The countersuits were assigned to two separate judges; however, both cases were filed in the Eastern District of Texas.  The countersuits included a total of eight patents, which target a variety of products in each of the Company's business units.  The Company responded to both countersuits, and began to vigorously defend both actions.

On September 10, 2003, the Company entered into a settlement agreement and patent license agreement with TI, which resolved all pending patent litigation between the parties.  The settlement included a lump sum payment by TI to Intergraph in the amount of $18 million (which was received on November 5, 2003), dismissal of all TI patent claims, and certain other patent licensing and immunity terms.

Bentley Systems, Inc. ("BSI").  In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama ("the Alabama court") against BSI.  The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same.  The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action has effectively been stayed pending the Alabama action.  In response, BSI has now asserted certain counterclaims against the Company in the pending Alabama action.  These counterclaims are substantially the same as those claims asserted in its Delaware action.  As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims.  The Company does not believe that BSI's claims are likely to be of a size or nature that would impact the operations of the Company.  The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.  The case is currently set for trial on January 24, 2004.

Other.  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flows.

Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's operating results will depend on accurately anticipating customer requirements and technological trends, and rapidly and continuously developing and delivering new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.  Better operating results will also depend on global political events and worldwide economic improvement in the markets served.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  The Company expects to incur charges of approximately $3.5 million for cost reductions in fourth quarter 2003.  The Company continues to work on its forward business planning process.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek increased profits.  In addition, the Company continues to face legal expenses of unknown duration and amount as it licenses its intellectual property and otherwise asserts its intellectual property rights.  The ultimate impact of these initiatives is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2003, the Company announced its initiation of a modified Dutch auction tender offer to purchase up to 10,000,000 shares of its outstanding common stock at a price per share of not less than $26 or in excess of $28 per share.  The tender offer commenced on November 3, 2003, and will expire (unless extended) on or about December 2, 2003.  The Company intends to utilize available cash to fund the anticipated purchase of the shares and to pay related expenses.

At September 30, 2003, the Company had no debt.  See Note 14 for a discussion of the Company's letters of credit.

In third quarter 2003, the Company spent approximately $20.9 million to repurchase 900,920 shares of its common stock under a stock repurchase program.  As of September 30, 2003, the Company had repurchased approximately 6.3 million shares at a cost of $115.7 million since the program was initiated in late 2001.  In first quarter 2003, the Company's Board of Directors authorized an increase in the funding for the stock repurchase program from $175 million to $250 million.  The Board of Directors also extended the termination date for the program from December 31, 2004, to December 31, 2005, and approved privately negotiated transactions in addition to open market purchases of the Company's stock.  Rule 13e-4 under the Securities Exchange Act of 1934 prohibits the Company or its affiliates from purchasing any shares of the Company's common stock, other than in the tender offer, until at least ten business days after the expiration date of the offer.  Accordingly, our Board of Directors has suspended the repurchase program until that time.

The Company believes that cash balances after the tender offer will exceed cash requirements for at least the next twelve months.  For the near term, the Company anticipates that its cash position may benefit from sales of excess real estate and facilities. The Company does not anticipate any significant non-operating events that will require the use of cash other than the Company's patent litigation and enforcement program, the stock repurchase program, and the modified Dutch auction tender offer.

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

Management believes there have been no significant changes during the three months ended September 30, 2003, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2002 Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2002 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  Approximately 47% and 42% of the Company's revenues for the nine months ended September 30, 2003, and 2002, respectively, were derived from customers outside the United States, primarily through subsidiary operations.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved the results of operations for the nine months ended September 30, 2003, by approximately $0.11 per share (basic and diluted) in comparison to the nine months ended September 30, 2002.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia.   Local currencies are the functional currencies for the Company's European and Canadian subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at September 30, 2003, or December 31, 2002, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's excess funds are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market preferred stocks, commercial paper, and U.S. government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  Should interest rates of invested funds change by 0.5%, the Company estimates that pre-tax earnings could be affected by approximately $0.05 per share (diluted) on an annualized basis.

Item 4.   Controls and Procedures

The Company, under the direction of the CEO and the CFO, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As further described in the Company's 2002 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2003 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.

Intel.  The Company has had ongoing litigation with Intel since 1997.  In July 2001, the Company filed a patent infringement case against Intel pertaining to the Company's PIC patents and went to trial in July 2002.  In October 2002, the judge ruled that the PIC patents were valid, enforceable, and infringed by Intel's Itanium and Itanium 2 products.  Based upon the trial court's decision and the parties' prior settlement agreement, Intel paid $150 million to the Company in November 2002.  Although Intel appealed this ruling in November 2002, the $150 million payment is non-refundable, regardless of the outcome on appeal.  Intel will be obligated to pay an additional $100 million in damages to the Company if the trial court's decision is affirmed on appeal.  The parties have completed the briefing process, and oral argument is scheduled for the first week of December 2003.  The final decision from the appeal court is not expected until at least the first quarter of 2004.

OEM.  On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway, and HP in the Texas court claiming that products from these computer vendors infringe three Clipper patents (related to memory management technology) owned by the Company.  The OEM action seeks an unspecified amount of damages for past infringement, plus a statutory patent injunction.  Licensing discussions were not successful, and the defendants were served on April 1, 2003.  Following the August 20, 2003, scheduling conference, the trial judge set the matter for trial on August 2, 2004.

On May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California.  HP also filed a motion asking the Texas court to transfer the OEM case to the Northern District of California for consolidation with their countersuit. (This motion was denied by the Texas court on October 7, 2003.)  The HP countersuit did not specify any accused infringing products or resulting damages, and the Company challenged the validity of HP's complaint.  The California trial judge subsequently dismissed HP's complaint as legally defective, but HP has since re-filed a corrected complaint.  The Company will vigorously defend against this countersuit, but has not yet determined what impact, if any, this countersuit may have on its results of operations and cash flows.

On June 21, 2003, Dell filed a counterclaim against Intel, adding them as a party to the OEM case.  Intel filed a general denial to Dell's counterclaim.  It is currently unclear what role Intel will play as a party in the OEM action.  Dell also filed a motion to have their "Intel implied license" defense tried separately from the infringement case.  Intergraph opposed Dell's motion to bifurcate its "implied license" defense, and Dell's motion was subsequently denied by the trial court on September 26, 2003.

TI.  On January 30, 2003, the Company filed a patent infringement action against TI in the Texas court.  This action is directed at the TI family of Digital Signal Processors, which employs the same PIC technology described by the Company's PIC patents.  TI filed a general response to the Company's allegations, and the PIC case was subsequently set for trial in October 2004.

In May 2003, TI filed two patent countersuits against the Company in the Texas court.  The countersuits were assigned to two separate judges; however, both cases were filed in the Eastern District of Texas.  The countersuits included a total of eight patents, which target a variety of products in each of the Company's business units.  The Company responded to both countersuits, and began to vigorously defend both actions.

On September 10, 2003, the Company entered into a settlement agreement and patent license agreement with TI, which resolved all pending patent litigation between the parties.  The settlement included a lump sum payment by TI to Intergraph in the amount of $18 million (which was received on November 5, 2003), dismissal of all TI patent claims, and certain other patent licensing and immunity terms.

BSI.  In December 2002, the Company filed a declaratory judgment action in the Alabama court against BSI.  The action requests the Alabama court to interpret the parties' asset purchase agreement and promissory note, and require BSI to specifically perform the repayment of the same.  The asset purchase agreement and note were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action has effectively been stayed pending the Alabama action.  In response, BSI has now asserted certain counterclaims against the Company in the pending Alabama action.  These counterclaims are substantially the same as those claims asserted in its Delaware action.  As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims.  The Company does not believe that BSI's claims are likely to be of a size or nature that would impact the operations of the Company.  The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.  The case is currently set for trial on January 24, 2004.

Other.  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated unfavorable ruling in any of these proceedings could have an adverse impact on the Company's results of operations and cash flows.

Item 5.   Other

Effective July 28, 2003, Mr. Halsey Wise was selected as the Company's President and Chief Executive Officer, and immediately joined the Intergraph Board of Directors.  Mr. Wise succeeds Mr. Jim Taylor, who announced last fall his intention to retire.  Mr. Taylor retired from the Company's Board of Directors and as an officer of the Company, but will continue to consult with management of the Company, primarily with respect to its intellectual property litigation.

Mr. Sid McDonald, a director since 1997, has been elected Chairman of the Intergraph Board of Directors.  Mr. McDonald served previously as the lead outside director and Chairman of the Compensation Committee.

Effective July 30, 2003, the Board of Directors formed a Corporate Governance Committee, comprised solely of independent directors, and adopted Corporate Governance Guidelines.

Effective October 7, 2003, Mr. Michael D. Bills was elected to the Intergraph Board of Directors.  Mr. Bills is the ninth director, and the seventh outside director, of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	Number	Description

	10(i)	Employment agreement with R. Reid French, Jr. dated September 16, 2003

	10(p)	Texas Instruments Patent Litigation Settlement and License Agreement
dated September 9, 2003

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by R. Halsey Wise dated November 13, 2003

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by Larry J. Laster dated November 13, 2003

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 by R. Halsey Wise dated November 13, 2003

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 by Larry J. Laster dated November 13, 2003

(b)	Reports on Form 8-K
Form 8-K dated October 30, 2003, reporting the Company's third quarter earnings

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION
(Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise		Larry J. Laster
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 13, 2003	Date:	November 13, 2003