Form 10-Q
period 2004-03-31
INTERGRAPH CORP
filed 2004-05-10
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock, par value $0.10 per share:  36,516,049 shares
outstanding as of March 31, 2004

INTERGRAPH CORPORATION
FORM 10-Q*
March 31, 2004

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2004, and
		December 31, 2003	2

	Consolidated Statements of Income for the quarters
		ended March 31, 2004, and 2003	3

	Consolidated Statements of Cash Flows for the quarters
		ended March 31, 2004, and 2003	4

	Notes to Consolidated Financial Statements		5-13

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19-21

	Item 6.	Exhibits and Reports on Form 8-K	21-22

SIGNATURES			22

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$250,504	$265,782
Accounts receivable, net	146,340	150,927
Inventories, net	15,459	15,443
Current receivable, intellectual property settlement	200,000	---
Other current assets	37,599	37,673

Total current assets	649,902	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	28,839	29,520
Noncurrent receivable, intellectual property settlement	25,000	---
Other assets, net	12,504	12,500
Property, plant, and equipment, net	51,845	51,099

Total Assets	$777,589	$572,443

Liabilities and Shareholders' Equity
Trade accounts payable	$17,249	$23,052
Accrued compensation	32,663	38,781
Other accrued expenses	49,707	40,855
Billings in excess of sales	49,532	48,711
Income taxes payable	98,700	27,177

Total current liabilities	247,851	178,576

Deferred income taxes	12,982	13,465
Other noncurrent liabilities	1,669	548

Total noncurrent liabilities	14,651	14,013

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000
shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	199,183	201,240
Deferred compensation	(6,622)	(1,552)
Retained earnings	745,219	609,227
Accumulated other comprehensive income	10,491	12,790

	954,007	827,441
Less - cost of treasury shares (20,845,313 at March 31, 2004,
and 21,259,223 at December 31, 2003)	(438,920)	(447,587)

Total shareholders' equity	515,087	379,854

Total Liabilities and Shareholders' Equity	$777,589	$572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Quarter Ended March 31,	2004	2003

(In thousands, except per share amounts)

Revenues
Systems	$70,379	$70,406
Maintenance	33,003	30,057
Services	29,587	20,090

Total revenues	132,969	120,553

Cost of revenues
Systems	34,347	36,460
Maintenance	10,484	12,296
Services	21,027	15,196

Total cost of revenues	65,858	63,952

Gross profit	67,111	56,601

Operating expenses
Product development	14,564	11,872
Sales and marketing	26,081	24,677
General and administrative	17,461	15,817
Restructuring charges	826	---

Total operating expenses	58,932	52,366

Income from operations	8,179	4,235

Intellectual property income, net	203,060	5,330
Gain on sale of assets	---	1,220
Interest income	881	1,923
Other income (expense), net	1,072	(43)

Income before income taxes	213,192	12,665

Income tax expense	(77,200)	(4,550)

Net income	$135,992	$8,115

Net income per share - basic	$3.75	$0.18
- diluted	$3.59	$0.17

Weighted average shares outstanding - basic	36,268	46,200
- diluted	37,843	48,408

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended March 31,	2004	2003

(In thousands)

Cash Provided By (Used For):
Operating Activities:
Net income	$135,992	$8,115
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation	2,228	2,018
Amortization	5,038	3,706
Provisions for losses on accounts receivable	829	334
Noncurrent portion of deferred taxes	(477)	157
Income taxes payable	71,564	(31,813)
Gain on sale of assets	---	(1,220)
Current receivable, intellectual property settlements	(200,000)	(5,000)
Noncurrent receivable, intellectual property settlement	(25,000)	---
Net changes in other assets and liabilities	3,781	892

Net cash used for operating activities	(6,045)	(22,811)

Investing Activities:
Net proceeds from sales of assets	125	3,243
Purchases of property, plant, and equipment	(2,210)	(2,172)
Purchases of short-term investments	---	(902)
Proceeds from maturities of short-term investments	---	15,991
Capitalized software development costs	(2,595)	(2,909)
Business acquisitions, net of cash acquired	(600)	(1,940)
Other	(1,821)	(472)

Net cash provided by (used for) investing activities	(7,101)	10,839

Financing Activities:
Borrowings	---	31
Debt repayment	---	(200)
Treasury stock repurchase and payment of tender offer expenses	(1,866)	(4,617)
Proceeds of employee stock purchases and exercises of
stock options	1,324	1,421

Net cash used for financing activities	(542)	(3,365)

Effect of exchange rate changes on cash	(1,590)	(237)

Net decrease in cash and cash equivalents	(15,278)	(15,574)
Cash and cash equivalents at beginning of period	265,782	490,097

Cash and cash equivalents at end of period	$250,504	$474,523

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Intergraph Corporation (the "Company" or "Intergraph") and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Annual Report").

The operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function ("Corporate"):  Intergraph Process, Power & Offshore ("PPO"), Intergraph Mapping and Geospatial Solutions ("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS").  See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of these business segments.

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based option plans.  Accordingly, the Company recognized no compensation expense for these plans during the quarters ended March 31, 2004, and 2003.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effect of applying SFAS 123 on a pro forma basis for the quarters ended March 31, 2004, and 2003, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years, and it is anticipated that additional grants will be made in future years.

Quarter Ended March 31,		2004	2003

(In thousands, except per share amounts)

Net income	As reported	$135,992	$8,115
Deduct: Total stock-based employee compensation expense determined

under fair-value-based method for all awards (net of income tax)		(358)	(324)

	Pro forma	$135,634	$7,791

Basic income per share	As reported	$3.75	$0.18
	Pro forma	$3.74	$0.17

Diluted income per share	As reported	$3.59	$0.17
	Pro forma	$3.58	$0.16

For the quarter ended March 31, 2004, the Company issued 258,000 shares of restricted stock, which was recorded at the quoted market price at the date of grant.  The total of all restricted stock issued as of March 31, 2004, was 333,000 shares.  The cost of the restricted stock is being amortized over a period of 4 years.  The amortization expense for the quarter ended March 31, 2004, was $217,000.

NOTE 3 - INVENTORIES

Inventories at March 31, 2004, and December 31, 2003, are summarized as follows:

	March 31,	December 31,
	2004	2003

(In thousands)

Raw materials	$4,986	$6,295
Work-in-process	4,411	3,538
Finished goods	3,294	2,939
Service spares	2,768	2,671

Totals	$15,459	$15,443

Inventories on hand at March 31, 2004, and December 31, 2003, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing warranty and maintenance obligations on computer hardware previously sold.  Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million in first quarter 2004 compared to $2 million in first quarter 2003.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $2.9 million in first quarter 2003 for costs otherwise eligible for capitalization.  See Note 5 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets, net" in the consolidated balance sheets).

At March 31, 2004, and December 31, 2003, the Company's intangible assets and related accumulated amortization consisted of the following:

	March 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(In thousands)

Capitalized software development	$57,018	$(28,179)	$28,839	$54,423	$(24,903)	$29,520
Other intangible assets	48,866	(41,456)	7,410	48,011	(39,694)	8,317

Totals	$105,884	$(69,635)	$36,249	$102,434	$(64,597)	$37,837

The Company recorded amortization expense of $5 million and $3.7 million for first quarter 2004 and 2003, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2004, each of the succeeding five years, and thereafter is as follows: $15 million in 2004, $8 million in 2005, $3 million in 2006, $3 million in 2007, $3 million in 2008, $3 million in 2009, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after March 31, 2004.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $103.5 million and $102.2 million at March 31, 2004, and December 31, 2003, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash used for operations are as follows:

Quarter Ended March 31,	2004	2003

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$2,080	$2,988
Inventories, net	(943)	1,290
Other assets and liabilities	2,103	(791)
Increase (decrease) in:
Trade accounts payable	(5,690)	(1,393)
Accrued compensation and other accrued expenses	5,722	(2,923)
Refundable income taxes	(874)	(10)
Billings in excess of sales	1,383	1,731

Net changes in other assets and liabilities	$3,781	$892

There were no significant non-cash investing and financing transactions in first quarter 2004 or first quarter 2003.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.  For the quarters ended March 31, 2004, and 2003, these dilutive common stock equivalents were 1,575,000 and 2,208,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

Quarter Ended March 31,	2004	2003

(In thousands)

Net income	$135,992	$8,115

Unrealized holding gains (losses) arising during the period	27	(1,026)

Translation adjustment for financial statements denominated in a foreign currency	(2,328)	293

Comprehensive income	$133,691	$7,382

There was no income tax effect related to the items included in other comprehensive income for first quarter 2004.  Unrealized holding gains (losses) are shown net of $537,000 of income taxes for first quarter 2003.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company's PPO business segment.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  One-time severance benefits totaled $819,000, of which $746,000 was paid prior to March 31, 2004.  Lease termination costs totaled $7,000, of which $4,000 was paid prior to March 31, 2004.  At March 31, 2004, the total remaining accrued liability for 2004 restructuring was $73,000 and is reflected in "Other accrued expenses" in the Company's consolidated balance sheets.

In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  The Corporate business segment recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million, of which $432,000 was paid prior to December 31, 2003, and of which $1.7 million was paid in first quarter 2004.  Lease termination costs totaled $1 million, and other associated costs were $23,000, of which $323,000 was paid in first quarter 2004.  At March 31, 2004, the total remaining accrued liability for 2003 restructuring was $1.4 million compared to approximately $3.5 million at December 31, 2003, and is reflected in "Other accrued expenses" in the Company's consolidated balance sheets.

In fourth quarter 2002, the Company record $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division.  Cash outlays related to these actions approximated $31,000 in first quarter 2004, and $1.1 million in first quarter 2003.  At March 31, 2004, the total remaining accrued liability for restructuring was approximately $90,000 compared to approximately $119,000 at December 31, 2003.  These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  These accrued costs are expected to be paid during 2004 and relate to liabilities for idle building space in Asia.

For a complete discussion of the Company's restructuring activities in 2003 and 2002, see the Company's 2003 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company's settlement with Intel Corporation ("Intel") and Dell Inc.™ ("Dell"), offset by $21.9 million in legal fees and other related expenses associated with patent litigation.  A payment of $125 million was received on April 5, 2004, and the balance will be received in four quarterly installments over the following year.  In first quarter 2003, the Company recorded $10 million in income from International Business Machines Corporation ("IBM") as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company.  A payment of $5 million was received in first quarter 2003, and the remainder was received in second quarter 2003.  Netted against this income were $4.7 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property.  For a complete discussion of litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Intellectual Property" in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in this Form 10-Q.

NOTE 12 - GAIN ON SALE OF ASSETS

In first quarter 2003, the Company reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.

NOTE 13 - SEGMENT REPORTING

The Company's current operations are divided into four business segments along with a Corporate oversight function.  The four core business segments are PPO, IMGS, ISG, and IPS.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  Each is discussed in further detail below.

PPO supplies integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships.  This division offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operations, and engineering information management.

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

The Corporate segment includes revenues and costs for Teranetix (a provider of commercial repair and logistics services), international hardware maintenance, and general Corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer, Chief Financial Officer, Treasurer, Strategic Planning, General Counsel, the Board of Directors, internal and external audit, other costs that are directly the result of Intergraph being a publicly held company, and residual costs of exiting the hardware business, including management of warranty reserves and a repair depot.

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.  The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarters ended March 31, 2004, and 2003.

Quarter Ended March 31,		2004	2003

(In thousands)

Revenues:
PPO:
	Unaffiliated customers	$33,352	$29,795
	Intersegment revenues	378	717

		33,730	30,512

IMGS:
	Unaffiliated customers	50,824	45,120
	Intersegment revenues	1,190	1,643

		52,014	46,763

ISG:
	Unaffiliated customers	29,620	26,975
	Intersegment revenues	475	502

		30,095	27,477

IPS:
	Unaffiliated customers	16,565	15,983
	Intersegment revenues	367	541

		16,932	16,524

Corporate:
	Unaffiliated customers	2,608	2,680
	Intersegment revenues	233	789

		2,841	3,469

		135,612	124,745

Eliminations		(2,643)	(4,192)

Total Revenues		$132,969	$120,553

Operating income (loss):
PPO		$3,313	$4,169
IMGS		3,666	186
ISG		3,831	1,136
IPS		2,096	3,469
Corporate		(4,727)	(4,725)
Eliminations		---	---

Total		$8,179	$4,235

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include intellectual property income and expense and gains and losses on sales of assets.  See Notes 11 and 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6 million secured by $8.2 million of interest-bearing securities.   Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.9 million at March 31, 2004, and December 31, 2003).

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," (revised December 2003), an interpretation of Accounting Research Bulletin 51, "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIEs") by business enterprises.  This statement is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  Adoption of FIN 46 in first quarter 2004 did not result in the consolidation of any VIEs.

In December 2003, FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88, and 106."  This statement revises employers' disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  This statement retains the disclosures required by the originally issued Statement 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004.

NOTE 16 - LITIGATION

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2004 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Intel Litigation:  On July 29, 2001, the Company filed a patent infringement case against Intel in the U.S. District Court for the Eastern District of Texas (the "Texas case").  The Texas case pertained to the Company's parallel instruction computing ("PIC") patents and went to trial on July 2, 2002.

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other.  Per the terms of the settlement agreement, Intel paid the Company $125 million on April 5, 2004, and will pay an additional $100 million in four quarterly installments over the following year.  In addition, the Company will grant Dell certain licenses to its patents and has agreed to dismiss its separate pending litigation against Dell in the OEM case.

OEM Litigation:  On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway Inc.™ ("Gateway") and Hewlett-Packard Co.™/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas.  The Company's complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846.  These computer system-level patents relate to memory management technology.  The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants.  The OEMs have asserted various defenses, pre-trial motions and countersuits against the Company.

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.  The Markman hearing was held on May 7, 2004 and the current scheduling has the trial scheduled to begin on August 2, 2004.

In addition to asserting affirmative defenses in the Texas Court, HP filed a patent countersuit against the Company in the Northern District of California on May 28, 2003.  HP also asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with HP's countersuit.  The Texas court denied HP's motion to transfer the Texas OEM case to California.  HP's California countersuit alleges that a variety of Intergraph products, including SmartPlant 3D, IntelliShip™, SmartPlant, SmartSketch®, I/Mobile TC, and IntelliWhere™, infringe four separate HP patents.  The Company filed a motion to have HP's California countersuit transferred to the Northern District of Alabama, which was subsequently denied.

HP has also filed an amended answer and counterclaim in the Texas case, which alleges that Intergraph's patent assertions are a violation of the Sherman Antitrust Act.  The Company has filed a motion to dismiss HP's antitrust counterclaims as a matter of law.  The Texas court has not yet ruled on Intergraph's motion to dismiss.  The Company believes HP's antitrust counterclaim to be without merit, and will vigorously defend against the same.

On April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany.  HP's German suit accuses the Company's SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology asserted in HP's California countersuit.

On April 19, 2004, HP filed three separate legal actions against the Company.  HP filed a patent infringement action in Delaware and in the Eastern District of Texas.  The Delaware action accuses the Company's ZI Imaging® digital camera of infringing a patent related to scanning technology.  The new Texas case accuses the Company's SmartPlant 3D, IntelliShip™, SmartPlant Offshore and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.  HP also filed an action in the German patent office seeking to invalidate one of the foreign Clipper patents.

The Company is evaluating HP's latest filings, but plans to vigorously defend against the same.  The Company has not determined what impact, if any, HP's countersuits may have on the Company's operations and cash flows.

On May 7, 2004, the Company filed a patent infringement action against HP in the Eastern District of Texas, which alleges that certain HP server and chipset products infringe U.S. Patent Number 6,374,329.  The Company's High Availability Super Server ("HASS") patent pertains to interoperability and coherency technology used in clustered server systems.  The Company's complaint alleges that its HASS technology is employed in HP's "DNA Memory Subsystem Technology™", including HP's SX1000 chipset, and Superdome, HP9000, 8400 and 7410 families of servers.

Advanced Micro Devices Litigation:  On January 15, 2004, Advanced Micro Devices ("AMD") filed a Declaratory Judgment Act patent action against the Company in the Northern District of California.  AMD asserted that the Company's family of "Clipper" patents (U.S. Patent Nos. 4,860,192, 4,884,197, 4,899,275, 4,933,835 and 5,091,846) are either invalid, or not infringed by AMD's microprocessor products.  On April 12, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company's Clipper patents.  Under the terms of this license, AMD will pay the Company $10 million by May 7, 2004, and will make additional cash payments equal to 2% of the AMD Computation Product Group's pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year.  The Company received the $10 million payment prior to the filing of this report.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook of Intergraph Corporation (the "Company" or "Intergraph"), projections about revenue, operating income levels, margins, and market conditions and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph's various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; and any statements of the plans, strategies, and objectives of management for future operations.  These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company's claims against certain original equipment manufacturers, including Gateway Inc.™ and Hewlett-Packard Co.™ or their countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets (including the market for Intergraph common stock); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

Intergraph is a pioneer of computer graphics software and services in the commercial and government sectors.  Founded in 1969, the Company has delivered numerous innovations in interactive graphics solutions.  Today, Intergraph's core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations.  Intergraph's technology enables our customers to create intelligent maps, manage assets and infrastructure, build and operate better plants and ships, and dispatch emergency services to those in need.

Over the past six years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce, the sale of several non-core business units and assets, and the exit of the Company's hardware design and manufacturing operations in 2000.  These actions allowed the Company to return to profitability in 2001.  The Company was profitable again in 2002, 2003, and first quarter 2004.

Management is focused on improving the Company's operating margins.  The overall strategic goal in the next two to three years is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with peer companies.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  While first quarter 2004 revenue grew 10% over first quarter 2003, the Company anticipates modest annual revenue growth for 2004.  Over half of the revenue growth in first quarter 2004 was related to the impact of currency fluctuations, primarily with respect to the Euro versus the U.S. dollar.  The Company believes any improvement in income from operations for 2004 will primarily be due to expense reductions as a result of the recent restructuring initiatives and anticipated slight improvements in gross margins.

Income from operations was 6.2% of revenue for Q1 2004 compared to 1.4% for Q4 2003 and 3.5% for Q1 2003.  The increase in operating income as a percentage of revenue is primarily due to the Company's efforts to reduce costs in late 2003 and early 2004, higher gross margins as a result of more software content in systems and maintenance revenues, and higher service margins in the ISG business unit.  Variations in quarterly results are expected; however, the Company remains optimistic regarding its goal of bringing annual operating margins more in line with those of its peer group over time.

In addition, management is currently evaluating the strategic direction of the Company and each of the Company's businesses to determine the size of the markets served, growth prospects for each market, potential strategies to grow each business, and the risks versus available risk-adjusted returns of each of the businesses.  This initial review should be completed in 2004.

The Company has intellectual property that resulted from its hardware design and manufacturing operations that the Company exited in 2000.  This intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  The Company defends the value of its intellectual property portfolio through licensing and litigation.  The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies.  In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company's settlement with Intel and Dell, offset by $21.9 million in legal fees and other related expenses associated with patent litigation.  In first quarter 2003, net intellectual property income of $5.3 million included $10 million in  income from a cross-licensing agreement with International Business Machines Corporation ("IBM") that also resolved all outstanding patent infringement claims between IBM and the Company, offset by $4.7 million in legal fees and other related expenses.

The Company's current operations are divided into four business segments along with a Corporate oversight function ("Corporate").  The Company's business segments are Intergraph Process, Power & Offshore ("PPO"); Intergraph Mapping and Geospatial Solutions ("IMGS"); Intergraph Solutions Group ("ISG"); and Intergraph Public Safety, Inc. ("IPS").  For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Annual Report").

RESULTS OF OPERATIONS

Revenues

Total revenues for first quarter 2004 were $133.0 million, up approximately 10% from first quarter 2003.

Sales outside the United States represented approximately 49% of total revenues in first quarter 2004, up slightly from the comparable period in 2003.  European revenues were 32% of total revenues for first quarter 2004, also up slightly from the first quarter 2003 level.

The Company reports revenue in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenue for first quarter 2004 was $70.4 million, flat with the corresponding prior-year period.  Although revenues increased in 2004 approximately 4% due to a weakening of the U.S. dollar against foreign currencies, this increase was offset by decreases reported in the ISG business segment, resulting from projects completed or near completion in first quarter 2003.

Maintenance:  Maintenance revenues totaled $33.0 million in first quarter 2004, up approximately 10% from the same period in 2003.  Revenues increased $2.4 million as the result of a weaker U.S. dollar, $1.3 million in new shipbuilding products offered by the PPO business segment, and approximately $570,000 for continued growth of existing customer base in the IPS business segment.

Services:  Services revenue, consisting of revenues from implementation and consulting services, totaled $29.6 million for the quarter, up approximately 47% from the prior-year period.  This increase is primarily due to the effect of a large U.S. government project that began mid-2003 in the ISG business segment and increased activity by IMGS, primarily in Europe and Asia.  In addition, services revenues increased approximately 9% due to a weakening of the U.S. dollar.

Gross Margin

The Company's total gross margin for first quarter 2004 was 50%, compared to 47% for first quarter 2003.

Systems:  Systems margin was 51% for first quarter 2004, up from 48% for first quarter 2003.  The margin improvement is primarily due to the IMGS business segment, for software delivery of photogrammetric and mapping software products on a large, non-recurring order and increased product and services volume on certain large products.  These increases are offset by increased amortization of capitalized software development costs of $1.3 million, mostly in the PPO business segment.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for first quarter 2004 was 68%, up from 59% for first quarter 2003.  Maintenance margins improved in all business units from 2003 to 2004, partially the result of an increase in new software maintenance contracts and fewer hardware maintenance contracts that produce lower margins than software maintenance contracts.  In addition, a new, significant shipbuilding maintenance contract within the PPO business segment contributed $1.3 million to the overall improvement of 2004 margin.

Services:  Services margin was 29% for first quarter 2004, up from 24% for first quarter 2003.  The improvement in services margin is due mainly to increased activity on a large U.S. government project in the ISG business segment, as well as higher employee utilization rates for ISG.  Also, services margin improved approximately 11% due to a weaker U.S. dollar in 2004.  Significant fluctuations in services revenues and margins from period to period are not unusual and can be caused by new or completed large orders, delayed progress on existing projects, and employee utilization rates.

Operating Expenses

Operating expenses, including restructuring charges of $826,000, were $58.9 million for first quarter 2004, up 12% from the comparable prior-year period.

Product Development Expenses:  Product development expenses were $14.6 million for first quarter 2004, up 22.7% from the first quarter 2003 level.  This increase was primarily the result of the $1.4 million increase in shipbuilding product development costs in the PPO business segment, combined with the $938,000 decrease in software development costs qualifying for capitalization in the IMGS business segment.

Sales and Marketing Expenses:  Sales and marketing expenses were $26.1 million for first quarter 2004, up 5.7% from the first quarter 2003 level.  This increase was primarily due to the estimated $1.8 million unfavorable currency impact, combined with the approximately $600,000 increase resulting from expanding headcount in the IPS business segment in an effort to grow orders and increase future revenues.  These increases were partially offset by the approximately $400,000 decrease due to increased billable activity in the PPO business segment, and the approximately $300,000 decrease from trade show related activities in IMGS.

General and Administrative Expenses:  General and administrative expenses were $17.5 million, up 10.4% from the first quarter 2003 level.  This increase was primarily the result of the approximately $900,000 increase in legal fees, an estimated $702,000 unfavorable currency impact, and an $842,000 increase in allowance for doubtful accounts, partially offset by $640,000 of expense reductions related to fourth quarter 2003 restructuring.

Restructuring Charges:  In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPO business segment in an effort to realign costs with revenues.  In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in the Corporate and IMGS business segments.  In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division.  For a complete discussion of restructuring charges, see the Company's 2003 Annual Report and Note 10 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Non-Operating Income and Expense

Intellectual Property:  "Intellectual property income, net" in the consolidated statements of income consists of income resulting from settlements and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property.  Income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company's business units.

In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company's settlement with Intel and Dell, offset by $21.9 million in legal fees and other related expenses associated with patent litigation.  In first quarter 2003, net intellectual property income of $5.3 million included $10 million in income from a cross-licensing agreement with IBM that also resolved all outstanding patent infringement claims between IBM and the Company, offset by $4.7 million in legal fees and other related expenses.  See Notes 11 and 16 of Notes to Consolidated Financial Statements contained in this Form 10-Q and the Company's 2003 Annual Report for complete details of these transactions.

Gain on Sale of Assets:  In first quarter 2003, IMGS reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.

Interest Income:  Interest income was $881,000 in first quarter 2004 and $1.9 million in first quarter 2003.  Interest income decreased during 2004 due to declines in investments as a result of the Company's fourth quarter 2003 modified Dutch auction tender offer and lower interest rates.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In first quarter 2004, net other income of $1.1 million included a $733,000 foreign exchange gain.  In first quarter 2003, net other expense of $43,000 included a $371,000 foreign exchange loss.

Income Taxes

Income tax expenses for the first quarters of 2004 and 2003 are attributable to taxes on intellectual property income, U.S. operations, and individually profitable majority-owned subsidiaries.  See the Company's 2003 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In first quarter 2004, PPO earned operating income of $3.3 million on revenues of $33.7 million, compared to first quarter 2003 operating income of $4.2 million on revenues of $30.5 million.  The decrease in operating income despite increased revenues resulted primarily from restructuring charges of $823,000, combined with higher product development and sales and marketing expenses.  The increase in revenue was due primarily to shipbuilding maintenance revenue associated with the Global Research and Development ("GRAD") shipbuilding contract signed in April 2003 and increasing services and maintenance revenue from new products.

In first quarter 2004, IMGS earned operating income of $3.7 million on revenues of $52.0 million, compared to first quarter 2003 operating income of $186,000 on revenues of $46.8 million.  The significant increase in operating income is primarily the result of the delivery of a large photogrammetric and mapping software order that drove higher gross margins, as well as increased product and services revenue volume on certain large projects.  The revenue and margin improvements were partially offset by higher operating expenses, primarily as a result of fewer product development projects qualifying for capitalization.

In first quarter 2004, ISG earned operating income of $3.8 million on revenues of $30.1 million, compared to first quarter 2003 operating income of $1.1 million on revenues of $27.5 million.  The significant increase in operating income is primarily due to higher gross margins attributable to increased billable hours on the U.S. Air Force Enhanced Technical Information Management System ("ETIMS") contract required to meet customer schedule requirements, higher utilization rates as labor resources transitioned from unbillable to billable work, and reduced sales and marketing expenses.

In first quarter 2004, IPS earned operating income of $2.1 million on revenues of $16.9 million, compared to first quarter 2003 operating income of $3.5 million on revenues of $16.5 million.  Operating income decreased primarily due to increased sales and marketing and research and development expenses resulting from headcount additions in an effort to increase orders and future revenues combined with increased general and administrative expenses resulting from higher allowance for doubtful accounts.

In first quarter 2004, Corporate reported an operating loss of $4.7 million on revenues of $2.8 million, compared to a first quarter 2003 operating loss of $4.7 million on revenues of $3.5 million.  Revenues are primarily associated with hardware repair, logistics, and international hardware maintenance services.  Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, and management of residual hardware functions.

See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.  See Note 16 of Notes to Consolidated Financial Statements contained in this Form 10-Q for a discussion of the 2004 developments for patent and other litigation.

Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on accurately anticipating customer requirements and technological trends, and rapidly and continuously developing and delivering new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.  Better annual operating results will also depend on global political events and worldwide economic improvement in the markets served.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  The Company continues to work on its forward business planning process.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company continues to face legal expenses of unknown duration and amount as it licenses its intellectual property and otherwise asserts its intellectual property rights and defends related countersuits.  The ultimate impact of these initiatives is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, cash and cash equivalents totaled $250.5 million compared to $265.8 million at December 31, 2003.  The Company had no debt at March 31, 2004, or December 31, 2003.  Non-operating events that may require the use of cash include the Company's patent litigation and enforcement program, including defending related countersuits, and its stock repurchase program.

During first quarter 2004, the Company did not purchase any of its common stock under its stock repurchase program.  As of March 31, 2004, the Company had repurchased approximately 16.3 million shares (including 10 million shares in a modified Dutch auction in December 2003) at a cost of $378 million since the program was initiated in late 2001.  The Company has a $250 million open market repurchase plan with $135 million remaining that can be used to repurchase stock in the future.  The termination date for the current stock repurchase program is December 31, 2005.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.9 million at March 31, 2004, and December 31, 2003).

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

Management believes there have been no significant changes during the three months ended March 31, 2004, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2003 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For first quarter 2004, approximately 49% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 48% for first quarter 2003.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first quarter 2004 results of operations by approximately $0.05 per share (diluted) in comparison to first quarter 2003.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia.   Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at March 31, 2004, or December 31, 2003, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash and cash equivalents are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market funds, commercial paper, and U.S. government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that pre-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.    CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2004 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Intel Litigation:  On July 29, 2001, the Company filed a patent infringement case against Intel in the U.S. District Court for the Eastern District of Texas (the "Texas case").  The Texas case pertained to the Company's parallel instruction computing ("PIC") patents and went to trial on July 2, 2002.

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other.  Per the terms of the settlement agreement, Intel paid the Company $125 million on April 5, 2004, and will pay an additional $100 million in four quarterly installments over the following year.  In addition, the Company will grant Dell certain licenses to its patents and has agreed to dismiss its separate pending litigation against Dell in the OEM case.

OEM Litigation:  On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway Inc.™ ("Gateway") and Hewlett-Packard Co.™/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas.  The Company's complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846.  These computer system-level patents relate to memory management technology.  The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants.  The OEMs have asserted various defenses, pre-trial motions and countersuits against the Company.

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.  The Markman hearing was held on May 7, 2004 and the current scheduling has the trial scheduled to begin on August 2, 2004.

In addition to asserting affirmative defenses in the Texas Court, HP filed a patent countersuit against the Company in the Northern District of California on May 28, 2003.  HP also asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with HP's countersuit.  The Texas court denied HP's motion to transfer the Texas OEM case to California.  HP's California countersuit alleges that a variety of Intergraph products, including SmartPlant 3D, IntelliShip™, SmartPlant, SmartSketch®, I/Mobile TC, and IntelliWhere™, infringe four separate HP patents.  The Company filed a motion to have HP's California countersuit transferred to the Northern District of Alabama, which was subsequently denied.

HP has also filed an amended answer and counterclaim in the Texas case, which alleges that Intergraph's patent assertions are a violation of the Sherman Antitrust Act.  The Company has filed a motion to dismiss HP's antitrust counterclaims as a matter of law.  The Texas court has not yet ruled on Intergraph's motion to dismiss.  The Company believes HP's antitrust counterclaim to be without merit, and will vigorously defend against the same.

On April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany.  HP's German suit accuses the Company's SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology asserted in HP's California countersuit.

On April 19, 2004, HP filed three separate legal actions against the Company.  HP filed a patent infringement action in Delaware and in the Eastern District of Texas.  The Delaware action accuses the Company's ZI Imaging® digital camera of infringing a patent related to scanning technology.  The new Texas case accuses the Company's SmartPlant 3D, IntelliShip™, SmartPlant Offshore and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.  HP also filed an action in the German patent office seeking to invalidate one of the foreign Clipper patents.

The Company is evaluating HP's latest filings, but plans to vigorously defend against the same.  The Company has not determined what impact, if any, HP's countersuits may have on the Company's operations and cash flows.

On May 7, 2004, the Company filed a patent infringement action against HP in the Eastern District of Texas, which alleges that certain HP server and chipset products infringe U.S. Patent Number 6,374,329.  The Company's High Availability Super Server ("HASS") patent pertains to interoperability and coherency technology used in clustered server systems.  The Company's complaint alleges that its HASS technology is employed in HP's "DNA Memory Subsystem Technology™", including HP's SX1000 chipset, and Superdome, HP9000, 8400 and 7410 families of servers.

Advanced Micro Devices Litigation:  On January 15, 2004, Advanced Micro Devices ("AMD") filed a Declaratory Judgment Act patent action against the Company in the Northern District of California.  AMD asserted that the Company's family of "Clipper" patents (U.S. Patent Nos. 4,860,192, 4,884,197, 4,899,275, 4,933,835 and 5,091,846) are either invalid, or not infringed by AMD's microprocessor products.  On April 12, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company's Clipper patents.  Under the terms of this license, AMD will pay the Company $10 million by May 7, 2004, and will make additional cash payments equal to 2% of the AMD Computation Product Group's pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year.  The Company received the $10 million payment prior to the filing of this report.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
	Number	Description

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated May 7, 2004

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated May 7, 2004

:
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated May 7, 2004

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated May 7, 2004

(b)	Reports on Form 8-K
Form 8-K dated January 29, 2004, reporting the Company's 2003 earnings

Form 8-K dated March 30, 2004, furnished pursuant to Item 9, reporting a patent settlement with Intel Corporation and resolution of patent infringement claims against Dell Inc.™*

Form 8-K dated March 30, 2004, filed pursuant to Item 5, reporting the settlement agreement between Intergraph Corporation and Intel Corporation and license to Dell Inc.™

* Information in a Form 8-K furnished pursuant to Item 9 is not deemed to be "filed" for the purposes of Section 18 of the Exchange Act of 1934.

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION
(Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise		Larry J. Laster
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2004	Date:	May 10, 2004

By:	/s/ Larry T. Miles
Larry T. Miles
Vice President and
Corporate Controller
(Chief Accounting Officer)

Date:	May 10, 2004