Form 10-Q/A
period 2004-03-31
INTERGRAPH CORP
filed 2004-05-24
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note: On May 10, 2004, Intergraph Corporation filed its Quarterly Report on Form 10-Q for the period ended March 31, 2004. The Company hereby files this Amendment No. 1 solely to include the required certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The original certifications were duly executed by R. Halsey Wise and Larry J. Laster on May 7, 2004, but were inadvertently omitted from the Form 10-Q as filed with the SEC on May 10, 2004. No other amendments or changes to the Form 10-Q are made by this Amendment No. 1 to Form 10-Q.

INTERGRAPH CORPORATION
FORM 10-Q/A*
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

* Information contained in this Form 10-Q/A includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934.  Actual results may differ materially from those projected in the forward-looking statements.  Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and this Form 10-Q/A.

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

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.  Additionally, pursuant to the parities' court-ordered mediation, on May 10, 2004, the Company concluded a mediated settlement with Gateway.  The court-ordered mediation with HP concluded without a settlement.

Under the terms of the settlement, Gateway will take a license to the Company's Clipper System Patents and pay $5 million within 10 days of the execution of the settlement agreement and pay an additional $2.5 million on July 1, 2004, and on October 1, 2004.  Additionally, Gateway will pay a royalty of $1.25 per unit for all U.S. sales of Gateway computer systems manufactured or sold through the expiration of the Clipper patents in February 2009.  Under the terms of the settlement, Gateway also obtained a license to the Clipper patents for eMachines and agreed to pay royalties to Intergraph in the amount of $1.25 per unit for all U.S. sales of eMachines computer systems through February 2009.  As a result, Gateway and all related claims will be dismissed from the OEM litigation.

The Markman hearing was held on May 7, 2004 and the current scheduling order has the trial scheduled to begin on August 2, 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook of Intergraph Corporation (the "Company" or "Intergraph"), projections about revenue, operating income levels, margins, and market conditions and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph's various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; and any statements of the plans, strategies, and objectives of management for future operations.  These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company's claims against Hewlett-Packard Co.™ and its countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets (including the market for Intergraph common stock); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").

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

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.  Additionally, pursuant to the parties' court-ordered mediation, on May 10, 2004, the Company concluded a mediated settlement with Gateway.  The court-ordered mediation with HP concluded without a settlement.

Under the terms of the settlement, Gateway will take a license to the Company's Clipper System Patents and pay $5 million within 10 days of the execution of the settlement agreement and pay an additional $2.5 million on July 1, 2004, and on October 1, 2004.  Additionally, Gateway will pay a royalty of $1.25 per unit for all U.S. sales of Gateway computer systems manufactured or sold through the expiration of the Clipper patents in February 2009.  Under the terms of the settlement, Gateway also obtained a license to the Clipper patents for eMachines and agreed to pay royalties to Intergraph in the amount of $1.25 per unit for all U.S. sales of eMachines computer systems through February 2009.  As a result, Gateway and all related claims will be dismissed from the OEM litigation.

The Markman hearing was held on May 7, 2004 and the current scheduling order has the trial scheduled to begin on August 2, 2004.

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

INTERGRAPH CORPORATION
(Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise		Larry J. Laster
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
(Principal Financial Officer)

Date:	May 24, 2004	Date:	May 24, 2004

By:	/s/ Larry T. Miles
Larry T. Miles
Vice President and
Corporate Controller
(Chief Accounting Officer)

Date:	May 24, 2004