Form 10-Q
period 2004-06-30
INTERGRAPH CORP
filed 2004-08-06
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common stock, par value $0.10 per share:  36,590,664 shares
outstanding as of June 30, 2004

INTERGRAPH CORPORATION
FORM 10-Q*
June 30, 2004

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2004, and December 31, 2003		2

	Consolidated Statements of Income for the quarters and six months ended June 30, 2004, and 2003		3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004, and 2003		4

	Notes to Consolidated Financial Statements		5 - 14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22 - 23

	Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	23 - 25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25 - 26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES			28

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

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$354,616	$265,782
Accounts receivable, net	141,485	150,927
Inventories, net	17,592	15,443
Receivables from IP-related litigation	105,165	---
Other current assets	28,501	37,673

Total current assets	647,359	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	28,249	29,520
Other assets, net	11,379	12,500
Property, plant, and equipment, net	51,535	51,099

Total Assets	$748,021	$572,443

Liabilities and Shareholders' Equity
Trade accounts payable	$17,859	$23,052
Accrued compensation	34,487	38,781
Other accrued expenses	42,030	40,855
Billings in excess of sales	51,108	48,711
Income taxes payable	61,455	27,177

Total current liabilities	206,939	178,576

Deferred income taxes	12,364	13,465
Other noncurrent liabilities	311	548

Total noncurrent liabilities	12,675	14,013

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	197,011	201,240
Deferred compensation	(6,779)	(1,552)
Retained earnings	760,384	609,227
Accumulated other comprehensive income	10,538	12,790

	966,890	827,441
Less - cost of treasury shares (20,770,698 at June 30, 2004, and 21,259,223 at December 31, 2003)	(438,483)	(447,587)

Total shareholders' equity	528,407	379,854

Total Liabilities and Shareholders' Equity	$748,021	$572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

(In thousands, except per share amounts)

Revenues
Systems	$71,981	$72,819	$142,360	$143,225
Maintenance	34,589	34,053	67,592	64,110
Services	31,787	20,475	61,374	40,565

Total revenues	138,357	127,347	271,326	247,900

Cost of revenues
Systems	35,893	37,917	70,240	74,377
Maintenance	10,578	12,779	21,062	25,075
Services	21,943	15,066	42,970	30,262

Total cost of revenues	68,414	65,762	134,272	129,714

Gross profit	69,943	61,585	137,054	118,186

Operating expenses
Product development	14,483	14,605	29,047	26,477
Sales and marketing	28,194	25,612	54,275	50,289
General and administrative	17,746	18,509	35,207	34,326
Restructuring charges	---	---	826	---

Total operating expenses	60,423	58,726	119,355	111,092

Income from operations	9,520	2,859	17,699	7,094

Intellectual property income (expense), net	7,981	(4,335)	211,041	995
Gain (Loss) on sale of assets	---	(65)	---	1,155
Interest income	1,068	1,676	1,949	3,599
Other income (expense), net	(504)	(326)	568	(369)

Income (Loss) before income taxes	18,065	(191)	231,257	12,474

Income tax benefit (expense)	(2,900)	985	(80,100)	(3,565)

Net income	$15,165	$794	$151,157	$8,909

Net income per share ‑ basic	$0.41	$0.02	$4.15	$0.19
‑ diluted	$0.40	$0.02	$3.98	$0.18

Weighted average shares outstanding ‑ basic	36,588	46,275	36,428	46,238
‑ diluted	38,130	48,404	37,988	48,412

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2004	2003

(In thousands)

Cash Provided By (Used For):
Operating Activities:
Net income	$151,157	$8,909
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	4,250	4,116
Amortization	10,094	8,192
Provisions for losses on accounts receivable	871	532
Noncurrent portion of deferred taxes	(1,099)	(620)
Income taxes payable	34,361	(38,975)
Gain on sale of assets	---	(1,155)
Receivables from IP-related litigation	(105,165)	---
Net changes in other assets and liabilities	1,212	8,190

Net cash provided by (used for) operating activities	95,681	(10,811)

Investing Activities:
Net proceeds from current year sales of assets	103	725
Net proceeds from prior sales of assets	8,395	2,765
Purchases of property, plant, and equipment	(3,955)	(3,658)
Purchases of short-term investments	---	(17,888)
Proceeds from maturities of short-term investments	---	16,857
Capitalized software development costs	(5,331)	(5,691)
Business acquisitions, net of cash acquired	(1,326)	(2,030)
Other	(1,724)	(1,108)

Net cash used for investing activities	(3,838)	(10,028)

Financing Activities:
Borrowings	---	31
Debt repayment	---	(200)
Treasury stock repurchase and payment of tender offer expenses	(8,313)	(9,341)
Proceeds of employee stock purchases and exercises of stock options	5,418	7,427
Other	---	9

Net cash used for financing activities	(2,895)	(2,074)

Effect of exchange rate changes on cash	(114)	2,499

Net increase (decrease) in cash and cash equivalents	88,834	(20,414)
Cash and cash equivalents at beginning of period	265,782	490,097

Cash and cash equivalents at end of period	$354,616	$469,683

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

The operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function ("Corporate"):  Intergraph Process, Power & Marine ("PPM"), Intergraph Mapping and Geospatial Solutions ("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS").  See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q ("Notes to Consolidated Financial Statements") for a description of these business segments.

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based option plans.  Accordingly, the Company recognized no compensation expense for these plans during the quarter and six-month periods ended June 30, 2004, and 2003.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effect of applying SFAS 123 on a pro forma basis for the quarter and six-month periods ended June 30, 2004, and 2003, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years, and it is anticipated that additional grants will be made in future years.

		Quarter Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003

(In thousands, except per share amounts)

Net income	As reported	$15,165	$794	$151,157	$8,909
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards (net of income tax)		(359)	(450)	(718)	(751)

	Pro forma	$14,806	$344	$150,439	$8,158

Basic income per share	As reported	$0.41	$0.02	$4.15	$0.19
	Pro forma	$0.40	$0.01	$4.13	$0.18

Diluted income per share	As reported	$0.40	$0.02	$3.98	$0.18
	Pro forma	$0.39	$0.01	$3.96	$0.17

For the quarter ended June 30, 2004, the Company issued 23,678 shares and 990 units of restricted stock.   For the year-to-date ended June 30, 2004, the Company issued 281,678 shares and 990 units of restricted stock, which was recorded at the quoted market price at the date of grant.  The total of all restricted stock issued as of June 30, 2004, was 356,678 shares and 990 units.  The cost of the restricted stock and restricted stock units is being amortized over a period of 4 years.  The amortization expense for the quarter and year-to-date ended June 30, 2004, was $463,000 and $679,000, respectively.

NOTE 3 - INVENTORIES

Inventories at June 30, 2004, and December 31, 2003, are summarized as follows:

	June 30,	December 31,
	2004	2003

(In thousands)

Raw materials	$7,434	$6,295
Work-in-process	4,694	3,538
Finished goods	2,414	2,939
Service spares	3,050	2,671

Totals	$17,592	$15,443

Inventories on hand at June 30, 2004, and December 31, 2003, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing maintenance obligations on computer hardware previously sold.  Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis (which is greater than expected sales) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million in second quarter 2004 compared to $2.6 million in second quarter 2003, and $6.6 million and $4.5 million in the first six months of 2004 and 2003, respectively.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $3.1 million in second quarter 2003 and $6 million in the first six months of 2003 for costs otherwise eligible for capitalization.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets, net" in the consolidated balance sheets).

At June 30, 2004, and December 31, 2003, the Company's intangible assets and related accumulated amortization consisted of the following:

	June 30, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(In thousands)

Capitalized software development	$59,754	$(31,505)	$28,249	$54,423	$(24,903)	$29,520
Other intangible assets	49,798	(43,186)	6,612	48,011	(39,694)	8,317

Totals	$109,552	$(74,691)	$34,861	$102,434	$(64,597)	$37,837

The Company recorded amortization expense of $5.1 million and $4.5 million for second quarter 2004 and 2003, respectively, and $10.1 million and $8.2 million for first half of 2004 and 2003, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2004, each of the succeeding five years, and thereafter is as follows: $11 million in 2004, $10 million in 2005, $4 million in 2006, $3 million in 2007, $3 million in 2008, $3 million in 2009, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after June 30, 2004.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $104.8 million and $102.2 million at June 30, 2004, and December 31, 2003, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash used for operations are as follows:

Six Months Ended June 30,	2004	2003

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$6,470	$5,256
Inventories, net	(3,286)	1,880
Other assets and liabilities	830	247
Increase (decrease) in:
Trade accounts payable	(6,488)	(353)
Accrued compensation and other accrued expenses	(178)	(1,936)
Refundable income taxes	866	(592)
Billings in excess of sales	2,998	3,688

Net changes in other assets and liabilities	$1,212	$8,190

There were no significant non-cash investing and financing transactions in second quarter 2004 or the six months ended June 30, 2004.

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

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options are the Company's only common stock equivalent and are included in the calculation only if dilutive.  For the quarters ended June 30, 2004, and 2003, these dilutive common stock equivalents were 1,542,000 and 2,129,000, respectively.  For the six months ended June 30, 2004, and 2003, these dilutive shares were 1,560,000 and 2,174,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

(In thousands)

Net income	$15,165	$794	$151,157	$8,909
Unrealized holding gains arising during the period	210	1,958	237	932
Translation adjustment for financial statements denominated in a foreign currency	(163)	5,681	(2,489)	5,974

Comprehensive income	$15,212	$8,433	$148,905	$15,815

There was no income tax effect related to the items included in other comprehensive income for second quarter and year-to-date 2004.  Second quarter and year-to-date 2003 unrealized holding gains are shown net of income taxes of $974,000 and $437,000, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company's PPM business segment.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  One-time severance benefits totaled $819,000, and lease termination costs totaled $7,000.  The following table sets forth a reconciliation of the ending liabilities for one-time severance and lease termination costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets:

	One-time Severance	Lease Termination Costs		Total Restructuring

(In thousands)
Restructuring charges	$819		$7	$826
Costs paid or otherwise settled - Q1 2004	(746)		(4)	(750)
Foreign currency exchange - Q1 2004	(3)		---	(3)

Accrual balance, March 31, 2004	70		3	73
Costs paid or otherwise settled - Q2 2004	(67)		(3)	(70)
Foreign currency exchange - Q2 2004	(1)		---	(1)

Accrual balance, June 30, 2004	$2	$	---	$2

In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million, lease termination costs totaled $1 million, and other associated costs were $23,000.  The following table sets forth a reconciliation of the 2004 activity for one-time severance, lease termination costs, and other associated costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets:

	One-time Severance	Lease Termination Costs	Other Associated Costs	Total Restructuring

(In thousands)
Accrual balance, December 31, 2003	$2,493	$1,004	$23	$3,520
Costs paid or otherwise settled - Q1 2004	(1,703)	(336)	(3)	(2,042)
Foreign currency exchange - Q1 2004	(19)	(14)	(1)	(34)

Accrual balance, March 31, 2004	771	654	19	1,444
Costs paid or otherwise settled - Q2 2004	(617)	(132)	(4)	(753)
Foreign currency exchange - Q2 2004	5	3	1	9

Accrual balance, June 30, 2004	$159	$525	$16	$700

In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division.  Cash outlays related to these actions for second quarter 2004 and first six months 2004 approximated $28,000 and $59,000, respectively.   Cash outlays related to these actions for second quarter 2003 and first six months 2003 approximated $236,000 and $1.3 million, respectively.   At June 30, 2004, the total remaining accrued liability for restructuring was approximately $56,000 compared to approximately $119,000 at December 31, 2003.  These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  These accrued costs are expected to be paid during 2004 and relate to liabilities for idle building space in Asia.

For a complete discussion of the Company's restructuring activities in 2003 and 2002, see the Company's 2003 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In second quarter 2004, net intellectual property income of $8.0 million included $10.0 million in income from the Company's settlement with Advanced Micro Devices ("AMD") and $10.2 million from the Company's settlement and royalties with Gateway, Inc. ("Gateway") offset by $12.2 million in legal fees and other related expenses associated with patent litigation.  As per the settlement agreement, Gateway paid $5.0 million in May 2004, $2.5 million in July 2004, and $2.5 million is due in October 2004.  AMD paid $10.0 million during the quarter.  In second quarter 2003, the Company recorded $4.3 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property.

For the first six months of 2004, net intellectual property income was $211.0 million. This included $225.0 million in income from the Company's settlement with Intel Corporation ("Intel"), $10.0 million in income from the Company's settlement with AMD, and $10.2 million from the Company's settlement and royalties with Gateway. The Company received payments from Intel of $125.0 million in April 2004 and $25.0 million in July 2004.  The remainder is payable in quarterly installments through April 2005.  Year-to-date legal fees and patent litigation expenses were $34.1 million.  For the first six months of 2003, net intellectual property income of $1.0 million included $10.0 million in income from a cross-licensing agreement with International Business Machines Corporation ("IBM"), offset by $9.0 million in legal fees and other related expenses.

For a complete discussion of litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of Management's Discussion and Analysis of Financial Condition and Results of Operations section contained in this Form 10-Q ("MD&A").

NOTE 12 - GAIN ON SALE OF ASSETS

During the six months ended June 30, 2003, IMGS reported a gain of approximately $1.2 million from the first quarter 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.  In second quarter 2003, IMGS incurred additional expenses of $65,000 related to this transaction.  For a complete discussion, see the Company's 2003 Annual Report.

NOTE 13 - SEGMENT REPORTING

The Company's current operations are divided into four business segments along with a Corporate oversight function.  The four core business segments are PPM, IMGS, ISG, and IPS.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  Each is discussed in further detail below.

PPM supplies integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships.  This division offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operations, and engineering information management.

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

Corporate includes revenues and costs for Teranetix (a provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer, Chief Financial Officer, Treasurer, Strategic Planning, General Counsel, the Board of Directors, internal and external audit, other costs that are directly the result of Intergraph being a publicly held company, and residual costs of exiting the hardware business, including management of warranty reserves and a repair depot.

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

The following table sets forth revenues and operating income (loss) by business segment for the quarters and six months ended June 30, 2004, and 2003.

		Quarter Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003

(In thousands)

Revenues:
PPM:
	Unaffiliated customers	$35,232	$32,228	$68,584	$62,023
	Intersegment revenues	322	465	700	1,182

		35,554	32,693	69,284	63,205

IMGS:
	Unaffiliated customers	53,659	46,950	104,483	92,070
	Intersegment revenues	1,206	1,592	2,396	3,235

		54,865	48,542	106,879	95,305

ISG:
	Unaffiliated customers	29,097	29,682	58,717	56,657
	Intersegment revenues	2,431	396	2,906	898

		31,528	30,078	61,623	57,555

IPS:
	Unaffiliated customers	17,525	16,071	34,090	32,054
	Intersegment revenues	185	784	552	1,325

		17,710	16,855	34,642	33,379

Corporate:
	Unaffiliated customers	2,848	2,416	5,456	5,096
	Intersegment revenues	300	608	533	1,397

		3,148	3,024	5,989	6,493

		142,805	131,192	278,417	255,937

Eliminations		(4,448)	(3,845)	(7,091)	(8,037)

Total Revenues		$138,357	$127,347	$271,326	$247,900

Operating income (loss):
PPM		$5,774	$4,306	$9,087	$8,475
IMGS		2,531	(1,232)	6,197	(1,046)
ISG		4,677	2,844	8,508	3,980
IPS		2,753	3,562	4,849	7,031
Corporate		(6,215)	(6,621)	(10,942)	(11,346)
Eliminations		---	---	---	---

Total		$9,520	$2,859	$17,699	$7,094

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include intellectual property income and expense and gains and losses on sales of assets.  See Notes 11 and 12 of Notes to Consolidated Financial Statements for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6.0 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.6 million at June 30, 2004 and $4.9 million at December 31, 2003).

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIEs") by business enterprises.  This statement is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The adoption of FIN 46 in first quarter 2004 has not resulted in the consolidation of any VIEs as of June 30, 2004.

In December 2003, FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88, and 106."  This statement revises employers' disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  This statement retains the disclosures required by the originally issued Statement 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004.  The adoption of this statement did not have a significant impact on the Company's consolidated results of operations or financial position.

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

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other.  Per the terms of the settlement agreement, Intel paid the Company $125.0 million in April 2004, $25.0 million in July 2004, and an additional $75.0 million is due in three quarterly installments over the following year.  In addition, the Company granted Dell, Inc.™ ("Dell") certain licenses to its patents and dismissed its separate pending litigation against Dell in the OEM case discussed below.

OEM Litigation:  On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway and Hewlett-Packard Co.™/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas (the "OEM case").  The Company's complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846.  These computer system-level patents relate to memory management technology.  The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants.  The OEMs asserted various defenses, pre-trial motions and countersuits against the Company, including a counterclaim alleging the Company's patent assertions to be in violation of the Sherman Antitrust Act.

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.

On May 10, 2004, the Company reached a settlement with Gateway, wherein Gateway agreed to pay $5.0 million within 10 days of the settlement and an additional $2.5 million on July 1 and October 1, 2004.  Gateway also agreed to make future royalty payments of $1.25 per unit for certain U.S. sales of Gateway and eMachines computer systems through February 2009.  As a result, Gateway obtained a Clipper license for itself and eMachines through February 2009, and was dismissed from the pending OEM litigation.  The $5.0 million payment and first $2.5 million payment were paid timely.  Second quarter royalties of $165,000 were paid on July 30, 2004.

HP is the only remaining defendant in the OEM litigation.  In addition to its affirmative defenses and counterclaim asserted in the OEM litigation, on May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California, alleging that a variety of Intergraph products, including SmartPlant 3D, IntelliShip, SmartPlant, SmartSketch®, I/Mobile TC, and IntelliWhere™ infringe four separate HP patents.

Thereafter, on April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany accusing the Company's SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology.  On April 19, 2004, HP filed three separate legal actions against the Company, including separate patent infringement actions in Delaware and the Eastern District of Texas, as well as an action in the German patent office to invalidate the German Clipper patents. HP's Delaware action accuses the Company's Z/I Imaging® digital camera of infringing a patent related to scanning technology.  HP's new Texas case accuses the Company's SmartPlant 3D, IntelliShip, SmartPlant Offshore, and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.

On May 7, 2004, the Company's IP division filed a second patent infringement suit against HP, accusing HP of infringing U.S. Patent 6,374,329 B1, High-Availability Super Server ("SuperServer"). The Company's SuperServer patent pertains to the clustering of large numbers of processors in server systems. The Company's complaint alleges that its SuperServer technology is employed in HP's "DNA Memory Subsystem Technology™", including HP's SX1000 chipset, and Superdome, HP9000, 8400, and 7410 families of servers, and requests an injunction to stop HP from selling the infringing server systems.  HP has responded by asserting a number of affirmative defenses, as well as a patent counterclaim asserting two HP Computer Aided Design (CAD) patents against Intergraph.  A scheduling conference is set for August 10, 2004.

The Court conducted the Markman hearing on May 7, 2004, and issued its Markman construction on July 1, 2004.  On July 13, 2004, the Court issued a new scheduling order setting jury selection for February 7, 2005, and rescheduling the trial to begin on February 21, 2005.

The Company has not determined what impact, if any, HP's counterclaims and countersuits may have on the Company's operations and cash flows, but plans to vigorously defend against the same.

AMD Litigation:  On January 15, 2004, AMD filed a Declaratory Judgment Act patent action against the Company in the Northern District of California.  AMD asserted that the Company's family of "Clipper" patents (U.S. Patent Nos. 4,860,192 and 4,884,197 and 4,899,275 and 4,933,835 and 5,091,846) is either invalid, or not infringed by AMD's microprocessor products.  On April 9, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company's Clipper patents.  Under the terms of this license, AMD agreed to pay the Company $10 million by May 7, 2004, and agreed to make additional cash payments equal to 2% of the AMD Computation Product Group's pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year.  The Company received the $10 million payment as agreed.

BSI Litigation:  In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI").  The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action.  BSI did not specify an amount of damages in its claims.  The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May.  The Court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $885,000 in second quarter 2004.  BSI has since appealed the court decision, which is expected to take between 18-24 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

NOTE 17.  INCOME TAXES

Income tax expense of $80.1 million for the first half of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service ("IRS").  The 2004 second quarter tax expense of $2.9 million was reduced by lowering the Company's effective tax rate from 36.2% to 35.5% as a result of the Company's ability to utilize foreign net operating losses for a benefit of $1.6 million, or $0.04 per share (basic and diluted).  Also, the Company had a favorable resolution of audit issues with the IRS which resulted in an additional $2.0 million benefit, or $0.05 per share (basic and diluted).  See "Income Taxes" in MD&A for further discussion of the Company's tax position.

NOTE 18.  SUBSEQUENT EVENTS

On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an Accelerated Stock Buyback ("ASB") at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook and strategies of Intergraph Corporation (the "Company" or "Intergraph"), financial guidance, including any projections about revenues, operating income levels, margins, costs, and market conditions, and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph's various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations. These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company's claims against Hewlett-Packard Co.™/Compaq ("HP") or their countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts, the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets, including the market for Intergraph common stock and any adjustment relating to the Accelerated Stock Buyback ("ASB"); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").

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

Over the past six years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce, the sale of several non-core business units and assets, and the exit of the Company's hardware design and manufacturing operations in 2000.  These actions allowed the Company to return to profitability in 2001.  The Company was profitable again in 2002, 2003, and first half 2004.

Management is focused on improving the Company's operating margins.  The overall strategic goal in the next two to three years is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with peer companies.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  While second quarter 2004 revenue grew 8.6% over second quarter 2003, the Company anticipates modest annual revenue growth for 2004 as a whole.  The Company believes any improvement in income from operations for 2004 will primarily be due to expense reductions as a result of the recent restructuring initiatives and anticipated slight improvements in gross margins.

Income from operations was 6.9% of revenue for Q2 2004 compared to 6.2% for Q1 2004 and 2.2% for Q2 2003.  The increase in operating income as a percentage of revenue is primarily due to the Company's higher gross margins as a result of better cost controls in the professional services projects, and higher software content in the maintenance contracts.  Variations in quarterly results are expected; however, the Company remains optimistic regarding its goal of bringing annual operating margins more in line with those of its peer group over time.

The Company completed a strategic planning process in late July.  The results of the process are intended to serve as the foundation for the Company's strategy as it pursues growth.  The Company's strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions.  As a result of this analysis, the Company identified three positive themes in the business that the Company intends to leverage over the coming years and identified several challenges it must address.

First, the Company believes that Intergraph is more relevant today in the world than it was five years ago.  The current global environment is characterized by heightened security concerns relating to terrorist activity.  Intergraph can help its customers address these threats with its public safety first responder software solution from IPS, its location-based GeoSpatial software applications from IMGS, and its integration capabilities and government contacts from ISG.

Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth.  The Company's strategy is to pursue opportunities in its markets through organic growth and investments in research and development.  Also, the Company will consider acquiring companies or technologies, particularly within the public safety and plant design markets.

Third, the Company believes its customers recognize the commitment that the Company has made to the markets that its serves.  As a result, the Company has customer relationships that in many cases span decades.  The Company intends to leverage these durable customer relationships over the coming years by bringing additional products to market organically, as well as seeking to acquire companies and/or product offerings that have appeal to the Company's customer base.

The Company has also identified some areas for improvement.  First, the Company believes it sells too little software for its current level of development spending.  Across its three software units, the Company spends approximately 14% of revenue on research and development.  However, software related revenues for these same divisions comprise substantially less than half of their revenues.  The Company believes the combination of this revenue mix and the difference in gross margins between software sales and services projects contributes to the Company's relatively lower operating performance.  As part of its efforts to improve performance, the Company is seeking to increase the software related components of its revenue and to improve the efficiency of its research and development efforts by emphasizing expected returns, strategic importance, and innovation.

Second, the Company believes its organizational structure of four separate business units can impede inter-company synergies and cross-selling. The Company believes that certain of its sales and marketing efforts were too business unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize teamwork, productivity, and cross-selling among business units.

Third, the Company believes its general and administrative costs are too high given its goal to improve operating performance.  As a result, the Company intends to review its general and administrative processes in an effort to reduce costs.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.

The Company has intellectual property that resulted from its hardware design and manufacturing operations that the Company exited in 2000.  This intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  The Company defends the value of its intellectual property portfolio through licensing and litigation.  The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies.  In second quarter 2004, net intellectual property income of $8.0 million included $20.0 million in income for the Gateway Inc. ("Gateway") and Advanced Micro Devices ("AMD") settlements and $165,000 in royalties from Gateway.  This is offset by $12.2 million in legal expenses and other related expenses associated with patent litigation.  In second quarter 2003, net intellectual property expense of $4.3 million was composed of legal fees and other related expenses associated with protecting and licensing the Company's intellectual property.

The Company's current operations are divided into four business segments along with a Corporate oversight function ("Corporate").  The Company's business segments are Intergraph Process, Power & Marine ("PPM"); Intergraph Mapping and Geospatial Solutions ("IMGS"); Intergraph Solutions Group ("ISG"); and Intergraph Public Safety, Inc. ("IPS").  For a complete discussion, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Annual Report").

RESULTS OF OPERATIONS

Revenues

Total revenues for second quarter and first half 2004 were $138.4 million and $271.3 million, respectively, up 8.6% and 9.4% from the comparable prior-year periods.

Sales outside the United States represented approximately 48% of total revenues in first half 2004, up slightly from the comparable period in 2003.  European revenues were 31% of total revenues for first half 2004, also up slightly from the first half 2003 level.

The Company reports revenue in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenue for second quarter and first half 2004 was $72.0 million and $142.4 million, down slightly from the comparable prior-year periods.  The decrease in revenues for the second quarter 2004 over second quarter 2003 is primarily the result of $6.9 million in lower product and professional service sales in the ISG business segment from contracts completed between the reported periods, offset by an increase in revenues of $4.8 million at the IMGS business segment due to the delivery of products associated with a large international mapping customer and a favorable currency impact of 2% due to a weakening of the U.S. dollar.  The decrease in revenues for the first half 2004 compared to the first half 2003 is due to the IPS and ISG business segments, where revenues declined $2.5 million and $7.8 million, respectively, as several contracts were completed or neared completion in 2003, offset by a 3.2% increase due to a weakening of the U.S. dollar and $7.3 million increase due to the delivery of products associated with a large international mapping customer for the IMGS business segment.

Maintenance:  Maintenance revenues totaled $34.6 million in second quarter 2004 and $67.6 million for first half 2004, up 1.6% and 5.4%, respectively, from the comparable prior-year periods.  Revenues increased 3.3% for second quarter 2004 as compared to second quarter 2003 due to a weakening of the U.S. dollar, and software revenues increased approximately $583,000 for new shipbuilding products offered by the PPM business segment.  These increases were offset by a $1.2 million decrease in the ISG business segment as hardware continued to expire on maintenance contracts related to the Company's exit from the hardware business.  First half 2004 maintenance revenues increased approximately 5.6% due to a weakening of the U.S. dollar.  Other increases include $1.8 million and $2.5 million for the IPS and PPM business segments, respectively, for new business.  These increases were offset by a decrease of $2.2 million in the ISG business segment, for expiration of hardware maintenance contracts, and also by a decrease of $1.2 million in the IMGS business segment, for non-renewal of maintenance contracts of older Intergraph software product lines.

Services:  Services revenue, consisting of revenues from implementation and consulting services, totaled $31.8 million for second quarter 2004 and $61.4 million for first half 2004, up approximately 55.2% and 51.3%, respectively, from the comparable prior-year periods.  While all business segments showed improvement for both second quarter and first half 2004, the increase is primarily due to the effect of a large U.S. government project that began mid-2003 in the ISG business segment for $5.5 million and $11.0 million, respectively, for second quarter and first half 2004.  In addition, the weakening of the U.S. dollar contributed to the overall increases in services revenues, 3.5% for second quarter 2004 and 6.3% for first half 2004.

Gross Margin

The Company's total gross margin for second quarter 2004 was 50.6%, compared to 48.4% for second quarter 2003.  The Company's total gross margin for first half 2004 was 50.5%, compared to 47.7% for first half 2003.

Systems:  Systems margin was 50.1% for second quarter 2004, up from 47.9% for second quarter 2003.  First half 2004 systems margin was 50.7%, up from 48.1% for the first half 2003.  The margin improvement for second quarter 2004 over second quarter 2003 resulted from a lower mix of third-party products, mainly in the ISG business segment, and a 2003 $1.2 million non-recurring adjustment in the IMGS business segment.  The margin for first half 2004 improved over first half 2003, primarily from the completion of several lower margin contracts in the IMGS and ISG business segments and a weakening of the U.S. dollar.  These improvements are offset by increased amortization of capitalized software development costs of $1.5 million in the PPM business segment.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for second quarter 2004 was 69.4%, up from 62.5% for second quarter 2003.  First half 2004 maintenance margin was 68.8%, up from 60.9% for the first half 2003.  The improvement in margin for both periods is mainly due to higher software content in new maintenance contracts, an increase in cost savings from headcount reductions, primarily in the ISG business segment, as well as a decrease in excess and obsolete spares inventory provisions in the Corporate business segment.

Services:  Services margin was 31% for second quarter 2004, up from 26.4% for second quarter 2003.  First half 2004 services margin was 30%, up from 25.4% for the first half 2003.  The improvement in services margin for both periods is the result of higher revenues and the corresponding personnel efficiency in this area.  Also, the PPM business segment was able to reduce discounting in the current year as compared to 2003 when initial product offerings led to lower than normal pricing.  In addition, also in the PPM business segment, an existing large contract was renewed with more market-based prices.  Significant fluctuations in services revenues and margins from period to period are not unusual and can be caused by new or completed large orders, delayed progress on existing projects, and employee utilization rates.

Operating Expenses

Operating expenses were $60.4 million for second quarter 2004, up 2.9% from second quarter 2003.  Operating expenses, including restructuring charges of $826,000, were $119.4 million for first half 2004, up 7.4% from first half 2003.

Product Development Expenses:  Product development expenses were $14.5 million for second quarter 2004, flat with second quarter 2003 levels.  Product development expenses were $29.0 million for first half 2004, an increase of 9.7% from first half 2003 levels.  This increase was primarily the result of the $1.4 million increase in shipbuilding product development costs in the PPM business segment, unfavorable currency impact of $549,000 from a weakening U.S. dollar, and a $490,000 decrease in software development costs qualifying for capitalization in the IMGS business segment.

Sales and Marketing Expenses:  Sales and marketing expenses were $28.2 million for second quarter 2004, up 10.1% from the second quarter 2003 level.  This increase resulted from the weakening U.S. dollar for $854,000, an increase in incentive compensation of $722,000 related to higher revenue, an increase in headcount in the IPS business segment for $358,000 in an effort to grow orders and increase future revenue, and an increase of $420,000 for expenses resulting since the acquisition of new businesses.  Sales and marketing expenses were $54.3 million for first half 2004, up 7.9% from the first half 2003 level.  This increase was primarily due to the estimated $2.8 million unfavorable currency impact, an increase of $1.1 million for costs resulting since the acquisition of new businesses, an increase of $792,000 resulting from expanding headcount in the IPS business segment, and an increase in incentive compensation of $598,000 related to higher revenue.  These increases were offset $1.1 million for a reallocation of resources from marketing activities to billable service projects.

General and Administrative Expenses:  General and administrative expenses were $17.7 million for second quarter 2004, down 4.1% from the second quarter 2003 level.  This decrease is the result of cost savings from headcount reductions of $573,000, 2003 retention bonuses of $433,000, a decrease in legal fees of approximately $348,000, and $262,000 for reduced occupancy expense.  These decreases were offset by $1.0 million in expense related to Sarbanes-Oxley compliance and an unfavorable currency impact of $368,000.  General and administrative expenses were $35.2 million for first half 2004, up 2.6% from the first half 2003 level.  This increase included increases from the weakening of the U.S. dollar for approximately $1.2 million and $1.0 million of expense related to Sarbanes-Oxley compliance, offset by 2003 retention bonuses of $433,000 and $368,000 costs savings for reduced occupancy expense.

Restructuring Charges:  In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPM business segment in an effort to realign costs with revenues.  For a complete discussion of restructuring charges, see the Company's 2003 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

Non-Operating Income and Expense

Intellectual Property:  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from settlements and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property.  Income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company's business units.

In second quarter 2004, net intellectual property income of $8.0 million included $20.2 million in income from the Company's settlements with Gateway and AMD and royalties from Gateway, offset by $12.2 million in legal fees and other related expenses associated with patent litigation.  In second quarter 2003, net intellectual property expense of $4.3 million consisted of legal fees and related expenses.

For the first six months of 2004, net intellectual property income was $211.0 million, including $245.2 million from the Company's settlements with Intel Corporation ("Intel"), Gateway, and AMD, and royalties from Gateway, offset by $34.1 million in legal fees and related expenses. Net intellectual property income in the first six months of 2003 was $1.0 million, comprised of $10.0 million income from a cross-licensing agreement with International Business Machines Inc. ("IBM") net of $9.0 million in legal fees and related expenses.  See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company's 2003 Annual Report for complete details of these transactions.

Gain on Sale of Assets:  In first quarter 2003, IMGS reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.  This gain was offset slightly by a $65,000 loss in second quarter 2003.

Interest Income:  Interest income was $1.1 million in second quarter 2004 and $1.7 million in second quarter 2003.  For the first six months of 2004, interest income was $1.9 million, compared to $3.6 million for the same period 2003.  Interest income from short-term investments decreased during 2004 due to declines in investments as a result of the Company's fourth quarter 2003 modified Dutch auction tender offer that returned $260.0 million to shareholders.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In second quarter 2004, net other expense of $504,000 included an $885,000 loss related to the Bentley Systems, Inc. ("BSI") litigation.  In second quarter 2003, net other expense of $326,000 included a $580,000 loss from an inventory of fixed assets.  Net other income of $568,000 for the first six months of 2004 included foreign exchange gain of $958,000, partially offset by the $885,000 loss related to the BSI litigation. The net other expense of $369,000 for the first six months of 2003 included foreign exchange loss of $375,000.  See Note 16 of Notes to Consolidated Financial Statements and "Item 1. Legal Proceedings" in Part II of MD&A for further discussion of the BSI litigation.

Income Taxes

The Company recorded income tax expense of $2.9 million for second quarter 2004 and $80.1 million for the first half of 2004, compared to a benefit of $1.0 million for second quarter 2003 and expense of $3.6 million for the first half of 2003.  The Company had income before taxes of $18.1 and $231.3 million in the second quarter and first half of 2004, respectively, compared to $200,000 loss before taxes in the second quarter of 2003 and $12.5 million income before taxes for the first half of 2003.

Income tax expense of $80.1 million for the first half of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service ("IRS").  The 2004 second quarter tax expense of $2.9 million was reduced by lowering the Company's effective tax rate from 36.2% to 35.5% as a result of the Company's ability to utilize foreign net operating losses for a benefit of $1.6 million, or $0.04 per share (basic and diluted).  Also, the Company had a favorable resolution of audit issues with the IRS which resulted in an additional $2.0 million benefit, or $0.05 per share (basic and diluted).

Income tax expense for the first half of 2003 of $3.6 million was attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by a favorable resolution of a disputed issue with the IRS.   The second quarter 2003 tax benefit of $1.0 million was primarily the result of a favorable resolution of a disputed issue with the IRS.

See the Company's 2003 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

PPM:  In second quarter 2004, PPM earned operating income of $5.8 million on revenues of $35.6 million, compared to second quarter 2003 operating income of $4.3 million on revenues of $32.7 million.  The increase in operating income is primarily the result of increased maintenance and services revenue on new products, partially offset by higher operating expenses.  For the first half of 2004, operating income was $9.1 million on revenues of $69.3 million, compared to operating income of $8.5 million on revenues of $63.2 million for the first half of 2003.  Operating income increased primarily due to increased shipbuilding maintenance revenue associated with the Global Research and Development ("GRAD") shipbuilding contract signed in April 2003 and increasing maintenance and services revenue from new products.  This increase in revenue was partially offset by higher product development and sales and marketing expenses, and restructuring charges of $823,000.

IMGS:  In second quarter 2004, IMGS earned operating income of $2.5 million on revenues of $54.9 million, compared to a second quarter 2003 operating loss of $1.2 million on revenues of $48.5 million.  For the first half of 2004, operating income was $6.2 million on revenues of $106.9 million, compared to operating loss of $1.0 million on revenues of $95.3 million for the first half of 2003.  The significant increase in operating income for both the second quarter and first half of 2004 is primarily the result of higher revenue driven by the delivery of products associated with a large international mapping customer and an adjustment to the value of the hardware inventory that occurred in second quarter 2003.

ISG:  In second quarter 2004, ISG earned operating income of $4.7 million on revenues of $31.5 million, compared to second quarter 2003 operating income of $2.8 million on revenues of $30.1 million.  The increase in operating income is primarily the result of higher gross margins due to revenue growth in ISG's services business and $421,000 in operating expense reductions.  The increase in services revenue was primarily attributable to the U.S. Air Force Enhanced Technical Information Management System ("ETIMS") contract.  ISG reported operating income of $8.5 million on revenues of $61.6 million for the first half of 2004, compared to operating income of $4.0 million on revenues of $57.6 million for the same period in 2003.  The year-to-date increase in operating income is primarily due to increases in higher gross margin services revenues attributable to the ETIMS contract mentioned above and cost savings from headcount reductions in the maintenance business.

IPS:  In second quarter 2004, IPS earned operating income of $2.8 million on revenues of $17.7 million, compared to second quarter 2003 operating income of $3.6 million on revenues of $16.9 million.  In first half 2004, IPS earned operating income of $4.8 million on revenues of $34.6 million, compared to first half 2003 operating income of $7.0 million on revenues of $33.4 million.  Operating income in the second quarter and first half of 2004 decreased primarily due to increased sales and marketing expenses resulting from headcount additions in an effort to increase orders and future revenues.

Corporate:  In second quarter 2004, Corporate reported an operating loss of $6.2 million on revenues of $3.1 million, compared to a second quarter 2003 operating loss of $6.6 million on revenues of $3.0 million.   For the first six months of 2004, Corporate reported an operating loss of $10.9 million on revenues of $6.0 million compared to an operating loss of $11.3 million on revenues of $6.5 million for the same period in 2003.  Revenues are primarily associated with hardware repair, logistics, and international hardware maintenance services.  Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, corporate marketing, and management of residual hardware functions.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.  See Note 16 of Notes to Consolidated Financial Statements and "Item 1. Legal Proceedings" in Part II of MD&A for a discussion of the 2004 developments for patent and other litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, cash and cash equivalents totaled $354.6 million compared to $265.8 million at December 31, 2003.  The Company had no debt at June 30, 2004, or December 31, 2003.  Non-operating events that may require the use of cash include the Company's patent litigation and enforcement program, including defending related countersuits, and its stock repurchase program.

In second quarter 2004, the Company spent approximately $6.4 million to repurchase 250,000 shares of its common stock under its stock repurchase program.  As of June 30, 2004, the Company had repurchased approximately 16.6 million shares (including 10 million shares in a separate modified Dutch auction tender offer in December 2003) at a cost of $384.4 million since the program was initiated in late 2001.  On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2005.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.6 million at June 30, 2004, and $4.9 million at December 31, 2003).

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

Management believes there have been no significant changes during the six months ended June 30, 2004, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2003 Annual Report.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For first half 2004, approximately 48% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 46% for first half 2003.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first half 2004 results of operations by approximately $0.05 per share (basic and diluted) in comparison to first half 2003 results.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia.  Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at June 30, 2004, or December 31, 2003, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash and cash equivalents are generally invested in short-term, highly liquid, interest-bearing securities, which may include short-term municipal bonds, time deposits, money market funds, commercial paper, and U.S. government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that pre-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

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

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other.  Per the terms of the settlement agreement, Intel paid the Company $125.0 million in April 2004, $25.0 million in July 2004, and an additional $75.0 million is due in three quarterly installments over the following year.  In addition, the Company granted Dell, Inc.™ ("Dell") certain licenses to its patents and dismissed its separate pending litigation against Dell in the OEM case discussed below.

OEM Litigation:  On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway and Hewlett-Packard Co.™/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas (the "OEM case").  The Company's complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846.  These computer system-level patents relate to memory management technology.  The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants.  The OEMs asserted various defenses, pre-trial motions and countersuits against the Company, including a counterclaim alleging the Company's patent assertions to be in violation of the Sherman Antitrust Act.

Per the terms of the March 29, 2004, settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation.

On May 10, 2004, the Company reached a settlement with Gateway, wherein Gateway agreed to pay $5.0 million within 10 days of the settlement and an additional $2.5 million on July 1 and October 1, 2004.  Gateway also agreed to make future royalty payments of $1.25 per unit for certain U.S. sales of Gateway and eMachines computer systems through February 2009.  As a result, Gateway obtained a Clipper license for itself and eMachines through February 2009, and was dismissed from the pending OEM litigation.  The $5.0 million payment and first $2.5 million payment were paid timely.  Second quarter royalties of $165,000 were paid on July 30, 2004.

HP is the only remaining defendant in the OEM litigation.  In addition to its affirmative defenses and counterclaim asserted in the OEM litigation, on May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California, alleging that a variety of Intergraph products, including SmartPlant 3D, IntelliShip, SmartPlant, SmartSketch®, I/Mobile TC, and IntelliWhere™ infringe four separate HP patents.

Thereafter, on April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany accusing the Company's SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology.  On April 19, 2004, HP filed three separate legal actions against the Company, including separate patent infringement actions in Delaware and the Eastern District of Texas, as well as an action in the German patent office to invalidate the German Clipper patents. HP's Delaware action accuses the Company's Z/I Imaging® digital camera of infringing a patent related to scanning technology.  HP's new Texas case accuses the Company's SmartPlant 3D, IntelliShip, SmartPlant Offshore, and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.

On May 7, 2004, the Company's IP division filed a second patent infringement suit against HP, accusing HP of infringing U.S. Patent 6,374,329 B1, High-Availability Super Server ("SuperServer"). The Company's SuperServer patent pertains to the clustering of large numbers of processors in server systems. The Company's complaint alleges that its SuperServer technology is employed in HP's "DNA Memory Subsystem Technology™", including HP's SX1000 chipset, and Superdome, HP9000, 8400, and 7410 families of servers, and requests an injunction to stop HP from selling the infringing server systems.  HP has responded by asserting a number of affirmative defenses, as well as a patent counterclaim asserting two HP Computer Aided Design (CAD) patents against Intergraph.  A scheduling conference is set for August 10, 2004.

The Court conducted the Markman hearing on May 7, 2004, and issued its Markman construction on July 1, 2004.  On July 13, 2004, the Court issued a new scheduling order setting jury selection for February 7, 2005, and rescheduling the trial to begin on February 21, 2005.

The Company has not determined what impact, if any, HP's counterclaims and countersuits may have on the Company's operations and cash flows, but plans to vigorously defend against the same.

AMD Litigation:  On January 15, 2004, AMD filed a Declaratory Judgment Act patent action against the Company in the Northern District of California.  AMD asserted that the Company's family of "Clipper" patents (U.S. Patent Nos. 4,860,192 and 4,884,197 and 4,899,275 and 4,933,835 and 5,091,846) is either invalid, or not infringed by AMD's microprocessor products.  On April 9, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company's Clipper patents.  Under the terms of this license, AMD agreed to pay the Company $10 million by May 7, 2004, and agreed to make additional cash payments equal to 2% of the AMD Computation Product Group's pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year.  The Company received the $10 million payment as agreed.

BSI Litigation:  In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI").  The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action.  BSI did not specify an amount of damages in its claims.  The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May.  The Court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $885,000 in second quarter 2004.  BSI has since appealed the court decision, which is expected to take between 18-24 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)

04/1/04 - 04/30/04	---	---	---	$134,959
05/1/04 - 05/31/04	---	---	---	134,959
06/1/04 - 06/30/04	250,000	25.73	250,000	128,527

Total Second Quarter	250,000	25.73	250,000	$128,527

(1)  All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18.

(2)  Average price includes transaction costs.

(3)  The share repurchase program, originally authorized on October 30, 2000, and most recently amended on April 29, 2003, authorizes the purchase of up to $250 million of the Company's common stock.  The expiration date for this program is December 31, 2005.

On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2005.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intergraph Corporation's Annual Meeting of Shareholders was held May 13, 2004.  The results of the meeting follow.

(1)  Eight directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified.  All nominees were serving as Directors of the Company at the time of their nomination for the current year.

	Votes

	For	Against/Withheld

R. Halsey Wise	31,942,611	365,558
Larry J. Laster	32,145,465	162,704
Sidney L. McDonald	32,187,542	120,627
Thomas J. Lee	31,744,647	563,522
Lawrence R. Greenwood	31,746,039	562,130
Linda L. Green	31,793,329	514,840
Richard W. Cardin	31,747,013	561,156
Michael D. Bills	32,252,542	55,627

(2)  The Intergraph Corporation 2004 Equity Incentive Plan was approved by a vote of 19,137,094 for, 4,797,734 against, 43,449 withheld, and 8,329,892 broker non-votes.

(3)  The Amended and Restated Intergraph Corporation 1997 Stock Option Plan was approved by a vote of 20,928,090 for, 3,002,036 against, 48,151 withheld, and 8,329,892 broker non-votes.

(4)  The Second Amended and Restated Intergraph Corporation 2002 Stock Option Plan was approved by a vote of 20,760,332 for, 3,169,642 against, 48,303 withheld, and 8,329,892 broker non-votes.

(5)  The Amended and Restated Intergraph Corporation Nonemployee Director Stock Option Plan was approved by a vote of 20,773,588 for, 3,156,651 against, 48,038 withheld, and 8,329,892 broker non-votes.

(6)  The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year was approved by a vote of 30,797,060 for, 1,488,891 against, and 22,218 abstentions.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit Number	Description

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 6, 2004

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated August 6, 2004

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 6, 2004

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated August 6, 2004

(b)	Reports on Form 8-K

Form 8-K dated April 12, 2004, filed pursuant to Item 5, reporting the licensing agreement between Intergraph Corporation and Advanced Micro Devices, Inc.

Form 8-K dated April 28, 2004, reporting the Company's first quarter 2004 earnings

Form 8-K dated May 13, 2004, filed pursuant to Item 5, reporting the licensing agreement between Intergraph Corporation and Gateway, Inc.

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise President and Chief Executive Officer		Larry J. Laster Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2004	Date:	August 6, 2004

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	August 6, 2004