Form 10-K/A
period 2003-12-31
INTERGRAPH CORP
filed 2004-11-09
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number 0-9722

INTERGRAPH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0573222

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Huntsville, Alabama	35894-0001

(Address of Principal Executive Offices)	(Zip Code)

(256) 730-2000

(Registrant’s Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act: None
Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $972,477,000 based on the closing sale price of such stock as reported by The NASDAQ® Stock Market on June 30, 2003, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

     As of January 31, 2004, there were 36,154,019 shares of Intergraph Corporation Common Stock $0.10 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $871,993,000 based on the closing sale price of such stock as reported by The NASDAQ® Stock Market on January 31, 2004, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K/A Reference
Portions of the Annual Report to Shareholders for the year ended December 31, 2003 as amended	Part I, Part II, Part III

Portions of the Proxy Statement for the May 13, 2004, Annual Meeting of Shareholders	Part III

INTERGRAPH CORPORATION

Explanatory Note

The purpose of this Amendment No.1 on Form 10-K/A to the Annual Report on Form 10-K of Intergraph Corporation (the “Company”) for the year ended December 31, 2003 is to restate the Company’s consolidated financial statements for the year ended December 31, 2003, and related disclosures, including the selected financial data included herein as of and for the year ended December 31, 2003.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 15, 2004. Accordingly, this Form 10-K/A should be read in conjunction with filings made subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I—Item 1—Business;

•	Part II—Item 6—Selected Financial Data;

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II—Item 9A—Controls and Procedures; and

•	Part IV—Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Additional detail regarding the restatement is included in Note 20 of the Notes to Consolidated Financial Statements included in Part II — Item 8 of this Amendment No. 1 on Form 10-K/A.

PART I

ITEM 1. BUSINESS

Overview

Intergraph Corporation (the “Company” or “Intergraph”) is a pioneer of computer graphics software and services in the commercial and government sectors. Founded in 1969, the Company has delivered numerous innovations in interactive graphics solutions. Today, Intergraph’s core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations. Intergraph’s technology enables our customers to create intelligent maps, manage assets and infrastructure, build and operate better plants and ships, and dispatch emergency services to those in need.

Background

Over the past six years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce and the sale of several non-core business units and assets. In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000 it exited the development and design of most of its remaining hardware products. These actions allowed the Company to return to profitability in 2001. The Company was profitable again in 2002 and 2003. For further information regarding these actions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s 2003 Annual Report as amended.

The Company’s business segments offer software solutions based on the Microsoft Corporation (“Microsoft”) Windows operating systems designed to satisfy engineering, design, modeling, analysis, mapping, and information technology (“IT”) needs. This open technology foundation enables the Company’s software products to interoperate with thousands of third-party Windows-based technical and business applications. The Company’s business segments also offer related professional services to satisfy these needs. Products and services are sold through industry-focused direct and indirect channels worldwide, with the United States and Europe representing approximately 83% of total revenues for 2003.

In addition, the Company has intellectual property that resulted from its hardware design and manufacturing operations that the Company exited in 2000. The intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design. The Company defends the value of its intellectual property (“IP”) portfolio through licensing and litigation. The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies. See Item 1. Licenses, Copyrights, Trademarks, Patents, and Proprietary Information and Item 3. Legal Proceedings for further information.

Business Segments

The Company’s current operations are divided into four business segments along with a Corporate oversight function (“Corporate”). The Company’s business segments are Intergraph Process, Power & Offshore (“PPO”); Intergraph Mapping and Geospatial Solutions (“IMGS”); Intergraph Solutions Group (“ISG”); and Intergraph Public Safety, Inc. (“IPS”). Each business is discussed in further detail below. For additional information regarding the Company’s business segments, including financial information for 2003, see MD&A and Note 15 of Notes to Consolidated Financial Statements contained in the Company’s 2003 Annual Report as amended (“Notes to Consolidated Financial Statements”).

PPO: PPO supplies software and services to the process, power, offshore petroleum, and marine industries, including shipbuilding. The segment focuses on integrated lifecycle engineering software and services for design and information management, with emphasis on engineering information as well as materials and procurement management, and on the linkage of engineering and business systems.

For more than 25 years, engineering, procurement, and construction contractors and facility owner/operators have used the segment’s software and services to design, construct, operate, and maintain facilities for petrochemical, chemical, pharmaceutical, food and beverage, oil and gas, power generation, pulp and paper, and mining industries. The segment’s most prominent brands include PDS™ (Plant Design System), SmartPlant®, MARIAN®, and INtools®. SmartPlant® 3D and IntelliShip™ products were released in 2003.

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

Corporate: The Corporate segment includes Teranetix (a provider of commercial repair and logistics services); international hardware maintenance; residual activity relating to exiting the hardware business, including management of warranty reserves and a repair depot; oversight activities associated with the offices of Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors (“Board”), and internal and external audit.

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

The markets in which the Company’s business units compete continue to be characterized by rapid technological change, resulting in shorter product cycles, higher-performance and lower-priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers. The operating results of the Company and its competitors will continue to depend on the ability to accurately anticipate customer requirements and technological trends, and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers’ requirements for standardization and interoperability.

Manufacturing and Sources of Supply

The Company maintains inventories to meet its hardware warranty and service obligations, and two of the Company’s business segments continue light manufacturing and assembly operations. All other business segments purchase hardware and some software from third parties for resale to customers. The Company is not required to carry extraordinary amounts of inventory to meet customer demands.

Sales and Support

Sales: The Company’s products are sold through a combination of direct and indirect channels worldwide. Most of the Company’s revenues are generated by the Company’s direct sales force through sales offices in over 30 countries. The efforts of the direct sales force are augmented by sales through indirect channels, value-added resellers, distributors, and systems integrators.

Each of the Company’s business units maintains its own sales force. The Company believes an industry focus better enables it to meet the specialized needs of customers. In general, the direct sales forces are compensated through a combination of base salary and commission. Sales quotas are established along with certain incentives for exceeding quota. Additional specific incentive programs may be established periodically.

Customer Support: The Company believes that a high level of customer support is important to the sale of its technical solutions and integration services. Customer support includes pre-installation guidance, customer training, on-site installation, project management, hardware preventive maintenance, repair services, software help desk, and technical support services. Maintenance and support are covered by standard warranties and by maintenance agreements to which most users subscribe. The Company believes that its hardware maintenance revenue will continue to decline as a result of its exit from the hardware business; however, the decline in maintenance revenues may be partially offset by growth in the Company’s professional services business. The Company is endeavoring to grow its services business, but revenues from these services typically fluctuate significantly from year to year and produce lower gross margins than systems or software maintenance revenues.

International Operations

International markets, particularly Europe and Asia, are important to each of the Company’s operating segments. Sales outside the United States represented approximately 47%, 43%, and 47% of total revenues in 2003, 2002, and 2001, respectively. Europe and Asia Pacific represented approximately 31% and 9%, respectively, of total revenues in 2003, compared to 26% and 10%, respectively, in 2002, and 28% and 9%, respectively, in 2001. The Company’s operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.

Outside the United States, the Company’s products are sold and supported through a combination of subsidiaries and distributorships. At December 31, 2003, the Company had approximately 750 employees in Europe, 300 employees in the Asia Pacific region, and 460 employees in other international locations.

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company’s results of operations. The Company conducts business in many major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company’s Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company’s European subsidiaries. The U.S. dollar is the functional currency for all other international subsidiaries. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company’s policy for managing the currency risks associated with its international operations.

For further discussion of the Company’s international operations, see MD&A and Note 15 of Notes to Consolidated Financial Statements.

U.S. Government Business

Total revenue from the U.S. government was approximately $137.1 million in 2003, $136.9 million in 2002, and $143 million in 2001, representing approximately 26% of total revenue in 2003, and 27% of revenue in 2002 and 2001. The majority of these revenues are attributed to the ISG business segment.

The Company sells to the U.S. government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts. Approximately 83% of the Company’s 2003 federal government revenue was earned under long-term contracts. The Company believes its relationship with the federal government to be good. While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination at the election of the government. Any loss of a significant government contract would have an adverse impact on the results of operations of ISG and the Company as a whole.

The Company has historically experienced slower collection periods for its U.S. government accounts receivable than for its commercial customers. At December 31, 2003, and 2002, accounts receivable from the U.S. government totaled approximately $23.5 million and $26.7 million, respectively.

Backlog

An order is entered into backlog only when the Company receives a purchase order or a signed contract from a customer. The Company’s systems and services backlog of unfilled orders at December 31, 2003, and 2002, was $193.3 million and $193.8 million, respectively. Substantially all the December 2003 backlog of orders is expected to be earned and recognized as revenue in 2004. The Company does not ordinarily provide return of merchandise or extended payment terms to its customers.

The Company does not consider its business to be seasonal, however, first quarter revenue is usually less than the previous fourth quarter’s revenue.

Competition

The markets in which the Company competes continue to be characterized by price and performance competition. To compete successfully, the Company and others serving these markets must accurately anticipate customer requirements and technological trends, and rapidly and continuously develop products with enhanced performance that can be offered at competitive prices. The Company and its competitors engage in the practice of price discounting to meet competitive industry conditions. Other important competitive factors include quality, reliability, customer service and support, and training. Company management believes that competition will remain intense, particularly in product pricing. The Company’s competition varies among its business segments.

PPO competes with the software products and services of AVEVA Group plc (formerly Cadcentre), Bentley Systems, Inc. (“BSI”) (an approximately 32%-owned affiliate of the Company), Dassault Systemes, Tribon (shipbuilding), and several smaller companies. In 2003, PPO attained its eleventh consecutive year of market revenue leadership as estimated from available industry information. PPO ranked first in the overall plant creation software and services market and the overall plant-specific applications market. Positive factors potentially affecting competition in 2004 include continuing acceptance of SmartPlant® software, the commercial introduction of SmartPlant® 3D and IntelliShip™, continuing software lease revenue (particularly for PDS), and increasing strong demand for SmartPlant® Foundation (commercial off-the-shelf software for plant information management), instrumentation engineering, and materials and procurement management. Potential negative factors include worldwide uncertainties arising from the sustainability of economic recovery and growth, as well as industry conditions affecting funding of customers’ capital projects, and fluctuations in oil, gas, and chemical prices.

IMGS competes and is a leader in the GIS and earth imaging markets. According to available industry information, IMGS is a market leader in specific GIS market segments such as telecommunications and architecture/engineering/construction, with Environmental Systems Research Institute (“ESRI®”) being the overall market leader. In the Utilities sector, another global competitor is GE Network Solutions. IMGS is a market leader in the earth imaging market with its Z/I Imaging business believed to lead the photogrammetric industry. Z/I Imaging’s largest competitor is Leica Geosystems (“Leica”). Z/I Imaging and Leica offer end-to-end solutions and together provide solutions to over 60% of the market. Although no industry reports are available for the photogrammetry market, IMGS determines its market placement by comparing overall market revenues to revenues reported by Leica and other competitors.

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

IPS’ primary market is comprised of system sales of greater than $1 million, and it estimates its ranking at first or second in its markets. Competitors in this segment include Motorola Integrated Solutions, Northrop Grumman, CompuDyne, and Tritech Software Systems. In 2004, IPS will launch an initiative to sell into the mid-size market segment with system sales of less than $1 million. IPS believes this market segment lacks a dominant vendor. IPS’ primary competitors in this market are OSSI, New

World, VisionAIR, InterAct, Positron, and HTE. Other vendors in the $1 million and greater market could also move into the mid-size market.

Several companies with greater financial and other resources than the Company are active in the markets it serves, particularly those served by its ISG and IPS business segments. The Company believes that its experience and ability to provide total solutions and services gives it an advantage over vendors who provide only software, hardware, or services.

Environmental Affairs

The Company’s facilities are subject to numerous laws and regulations designed to protect the environment. In the opinion of the Company, compliance with these laws and regulations has not had, and should not have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

Licenses, Copyrights, Trademarks, Patents, and Proprietary Information

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company’s products. Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company’s registered and unregistered trademarks. See Item 3. Legal Proceedings for information regarding the Company’s patent protection efforts.

As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company’s business. Computer software technology is increasingly being protected by patents, and many companies, including Intergraph, are developing patent positions for software innovations. It is unknown at the present time whether various patented software technology will be made generally available under licenses, or whether specific innovations will be held by their inventors and not made available to others. In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements. Patented software techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

An inability to protect the Company’s copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company’s revenues and adversely affect its results of operations.

The Company has intellectual property that is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design. The Company defends the value of its IP portfolio through licensing and litigation. The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies.

In January 2003, the Company entered into a cross-licensing agreement with International Business Machines Corporation (“IBM”) that will extend for ten years. The agreement settled all patent infringement claims between IBM and the Company. Under the terms of this agreement, IBM transferred ownership of various IBM patents to the Company and made a balancing payment of $10 million during 2003.

In September 2003, the Company and Texas Instruments Incorporated (“TI”) settled their respective patent disputes. As a result of this settlement, the parties dismissed all claims and suits against each other, and TI agreed to take a license to three

Intergraph patents, which define key aspects of parallel instruction computing (“PIC”). The license establishes a royalty rate to be paid by TI for the use of Intergraph’s PIC technology in its TMS320C6000™ family of processors. However, pursuant to the terms of the license, TI elected to prepay the royalty as a one-time, $18 million lump sum payment, which was received in fourth quarter 2003.

Risks and Uncertainties

In addition to those described above and in Item 3. Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See Cautionary Note Regarding Forward-Looking Statements in MD&A for further discussion of these risks and uncertainties.

Employees

At December 31, 2003, the Company had approximately 3,700 employees. Of these, approximately 1,500 were employed outside the United States. The Company’s employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes its relations with employees to be good.

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room online at www.sec.gov/info/edgar/prrrules.htm or by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.intergraph.com. These website addresses are provided as inactive textual references only. The Company makes available free of charge through its website Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2. PROPERTIES

The Company’s Corporate offices and primary product development centers are located in Huntsville, Alabama. All the Company’s business segments have headquarters located within the Huntsville facilities. The business segments also maintain sales, support, and research and development facilities throughout the world.

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

Outside the United States, the Company owns 90,000 square feet of office space in the United Kingdom. Sales and support facilities are leased in the Company’s other international locations.

The Company considers some of its facilities to be in excess of its requirements, and efforts are underway to lease or sell excess facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company continues to pursue its patent litigation and licensing efforts. These matters are subject to known and unknown risks and uncertainties. Adverse developments with respect to these matters could materially adversely affect the Company’s financial condition, results of operations, or prospects. See the information appearing under Cautionary Note Regarding Forward-Looking Statements in MD&A for further discussion of these risks and uncertainties.

Intel Litigation: As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company has had ongoing litigation with Intel Corporation (“Intel”) since 1997. In April 2002, the Company and Intel reached an agreement during the course of court-ordered mediation that settled the Alabama litigation involving the Company’s Clipper memory management patents (“Clipper patents”). Under the terms of the April 2002 settlement agreement, Intel paid $300 million to the Company in May 2002, the lawsuit pending in Alabama was dismissed, the companies signed a highly restricted cross-license agreement, and the Company assigned certain unrelated patents to Intel. The April 2002 settlement agreement does not require the Company to take any future actions or make any future payments, and specifically reserves the Company’s right to enforce its Clipper patents against computer system companies, including customers of Intel. The settlement also addressed damages for the then pending patent infringement suit in Texas.

The Texas trial was held in July 2002 with final closing arguments in August 2002. On October 10, 2002, the Texas District Court (the “District Court”) ruled that Intergraph’s PIC patents were valid, enforceable, and infringed by Intel’s Itanium and Itanium 2 products. The District Court also ruled that the Company was entitled to an injunction on the sale, manufacture, and use of Intel’s Itanium and Itanium 2 processors. On October 30, 2002, the District Court entered a “Final Judgment and Permanent Injunction” against Intel. Based on the findings of the District Court and the terms of the April 2002 settlement agreement, Intel paid $150 million to the Company in November 2002. Intel also appealed the District Court’s findings to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”).

The parties’ appellate argument occurred before a three-judge panel of the Federal Circuit on December 1, 2003. On February 11, 2004, the Federal Circuit vacated the District Court’s decision and remanded the case back to the District Court for further findings. The Federal Circuit ruled that the District Court erred in its construction of the patent claim term “pipeline identifier.” In summary, the Federal Circuit concluded that a “pipeline identifier” must identify the specific processing pipeline – not just a type of processing pipeline – to which a computer instruction will be routed.

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

The Company recorded the $300 million settlement and the $150 million award (net of applicable legal fees and other associated litigation costs) as “Intellectual property income (expense), net” in the other income (expense) section of the 2002 consolidated statement of income.

Original Equipment Manufacturers (“OEM”) Litigation: In 1997, the Company placed a number of computer system vendors on notice that it believed their products infringed the Clipper system patents. The Company continued to offer to negotiate a patent license with these system vendors, but such discussions were suspended as a result of the Company’s litigation against Intel. The Company’s lawsuit against Intel was filed in 1997 and settled in April 2002; however, the Intel settlement agreement did not include licenses for Intel’s customers (the system vendors who combined an Intel processor with certain other non-Intel components). Rather, the Intel settlement agreement expressly excludes any license regarding the system vendors’ sale of infringing computer systems and specifically records the Company’s intention to seek payment for patent licenses from the system vendors. On December 16, 2002, the Company filed a patent infringement action against Dell Inc.™ (“Dell”), Gateway Inc.™, and Hewlett-Packard Co.™ (“HP”) (including the former Compaq Computer Corporation™) in the U.S. District Court for the Eastern District of Texas (“OEM case”) claiming that products from these computer vendors infringe three Clipper system patents owned by the Company (U.S. Patent Numbers 4,899,275, 4,933,835, and 5,091,846). These patents relate to computer system memory management technology.

The OEM case seeks unspecified damages for past infringement (including enhanced damages), a statutory patent injunction, prejudgment interest, costs, and attorneys’ fees. The Company delayed serving the defendants with the lawsuit and engaged each defendant in licensing discussions. These licensing discussions were not successful, and the defendants were served on April 1, 2003. The case has been set for trial on August 2, 2004.

On May 28, 2003, HP filed a patent countersuit against the Company in the Northern District of California. HP also asked the Texas District Court to transfer the OEM case to the Northern District of California for consolidation with HP’s countersuit. The Texas court denied HP’s motion to transfer the Texas OEM case to California. HP’s countersuit did not specify any accused infringing products or resulting damages, and was initially dismissed as legally defective. HP has since filed a corrected amended complaint asserting four separate patents against a variety of Intergraph products, including SmartPlant® 3D, IntelliShip™, SmartPlant®, SmartSketch, I/Mobile TC, and IntelliWhere. The Company filed a motion to have HP’s California countersuit transferred to the Northern District of Alabama, which was subsequently denied. The Company has also filed third-party complaints against Microsoft, BSI, and Graphic Technologies Inc., adding them as co-defendants to the HP patent assertions. The Company has not determined what impact, if any, HP’s countersuit may have on the Company’s operations and cash flows. The Company will vigorously defend against HP’s countersuit.

HP has also filed an amended answer and counterclaim in the OEM case, which alleges that Intergraph’s patent assertions are a violation of the Sherman Antitrust Act. The Company has filed a motion to dismiss HP’s antitrust counterclaims as a matter of law. The District Court has not yet ruled on Intergraph’s motion to dismiss. The Company believes HP’s antitrust counterclaim to be without merit, and will vigorously defend the same.

On June 21, 2003, Dell filed a counterclaim against Intel Corporation, adding them as a party to the OEM case. Intel filed a general denial to Dell’s counterclaim. Dell also filed a motion to have its “Intel implied license” defense tried separately from the infringement case. Dell’s motion to bifurcate was subsequently denied.

On January 28, 2004, Dell filed a motion for summary judgment alleging that the Company’s Clipper patents system claims were prohibited by “patent exhaustion,” as a result of the Company’s settlement agreement with Intel. Subsequently, on February 26, 2004, Gateway filed a similar motion for summary judgment on the principle of “patent exhaustion.” The principle of “patent exhaustion” prohibits a patent holder from receiving a double recovery for the use of an invention. Dell’s and Gateway’s motions allege that the Company fully recovered from Intel for their respective use of the Clipper system patents. The District Court has not ruled on Dell’s or Gateway’s motion, and the Company will vigorously defend against said motions.

On February 11, 2004, Intel filed a motion for partial summary judgment requesting the Court to determine whether computer systems including an Intel motherboard, chipset, and processor, were excluded from suit pursuant to Section 4.21 of the parties’ settlement agreement. The Company has responded to Intel’s motion. The District Court has not ruled on Intel’s motion.

Texas Instruments Litigation: On January 30, 2003, the Company filed a patent infringement action against TI in the U.S. District Court for the Eastern District of Texas (“TI case”). The TI case pertained to the Company’s PIC patents, United States Patent Numbers 5,560,028, 5,794,003, and 6,360,313 B1, and states that such patents are infringed by TI’s family of Digital Signal Processors marketed under the name TMS320C6000™. These devices are used as high-performance embedded controllers in consumer products. Their applications include audio and video encoders and decoders, broadband solutions, optical networking, telephony, voice processing, and wireless communications. TI subsequently asserted counterclaim patents in two separate legal actions. In September 2003, the Company and TI settled their respective patent disputes. As a result of this settlement, the parties dismissed all claims and suits against each other, and TI agreed to take a license to three Intergraph patents, which define key aspects of PIC. The license established a royalty rate to be paid by TI for the use of Intergraph’s PIC technology in its TMS320C6000™ family of processors. Pursuant to the terms of the license, TI elected to prepay the royalty as a one-time, $18 million lump sum payment, which the Company received in fourth quarter 2003.

Advanced Micro Devices Litigation: On January 15, 2004, Advanced Micro Devices (“AMD”) filed a Declaratory Judgment Act (“DJA”) patent action against the Company in the Northern District of California. AMD asserted that the Company’s family of Clipper patents (U.S. Patent Nos. 4,860,192, 4,884,197, 4,899,275, 4,933,835 and 5,091,846) are either invalid, or not infringed by AMD’s microprocessor products. The Company had previously engaged in patent licensing discussions with AMD without success. AMD’s complaint alleges that a subpoena received from the Company’s OEM case led them to believe that they were going to be sued and that the DJA was filed in response. No monetary damages are being sought by AMD.

BSI Litigation: In December 2002, the Company filed a declaratory judgment action against BSI in Madison County, Alabama. The action requests the Court to interpret the parties’ asset purchase agreement and promissory note, and to require BSI to specifically perform the repayment of the same. The asset purchase agreement and note were executed in conjunction with the sale of the Company’s civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI’s Pennsylvania action was dismissed in March 2003, and BSI’s Delaware action has effectively been stayed pending the Alabama action. In response, BSI has now asserted certain counterclaims against the Company in the pending Alabama action. These counterclaims are substantially the same as those claims asserted in its Delaware action. As with its prior actions, BSI did not specify an amount of damages in its Alabama counterclaims. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI. The case is currently set for trial on April 12, 2004.

Other Litigation: The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information appearing under Dividend Policy and Price Range of Common Stock in the Intergraph Corporation 2003 Annual Report to Shareholders as amended is incorporated by reference in this Annual Report on Form 10-K/A.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

	2003	2002	2001	2000	1999
(in thousands except per share amounts)	(Restated)
Revenues	$526,003	$501,077	$532,061	$690,454	$914,880
Restructuring charges (credits)	3,952	2,106	(384)	8,498	15,596
Income (loss) from operations	13,368	14,431	12,093	(19,320)	(53,716)
Intellectual property income (expense), net	5,784	434,471	(4,006)	(4,321)	(13,724)
Gains on sales of assets	3,421	17,214	11,243	49,546	13,223
Income (loss) from continuing operations	22,288	377,752	19,942	10,095	(78,561)
Discontinued operation(1)	—	—	—	—	6,984
Net income (loss)	22,288	377,752	19,942	10,095	(71,577)
Net income (loss) from continuing operations per share:
Diluted	0.49	7.87	0.40	0.20	(1.60)
Basic	0.47	7.47	0.39	0.20	(1.60)
Net income (loss) per share:
Basic	0.49	7.87	0.40	0.20	(1.46)
Diluted	0.47	7.47	0.39	0.20	(1.46)
Working capital	290,330	520,728	177,638	184,051	168,307
Total assets	572,443	835,640	458,010	514,908	584,944
Total debt	—	169	3,733	31,030	62,926
Repurchase of treasury stock(2)	292,534	83,588	1,875	—	—
Shareholder’s Equity	378,935	621,710	295,213	278,000	276,700

(1) In 1999, the Company sold its VeriBest, Inc. business segment to Mentor Graphics Corporation. The 1999 amount includes the gain on the sale of discontinued operations. See Note 4 of Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, for a complete discussion of this transaction and its impact on the Company’s results of operations and financial position.

(2) Includes cash payments and accrued expenses for shares acquired under the 2003 modified Dutch auction tender offer and the Company’s stock repurchase plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Intergraph Corporation 2003 Annual Report to Shareholders as amended is incorporated by reference in this Annual Report on Form 10-K/A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information relating to the Company’s market risks appearing under Liquidity and Capital Resources and Impact of Currency Fluctuations and Currency Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Intergraph Corporation 2003 Annual Report to Shareholders as amended is incorporated by reference in this Annual Report on Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and report of independent auditors in the Intergraph Corporation 2003 Annual Report to Shareholders as amended are incorporated by reference in this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of Intergraph’s disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, they found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 20 of Notes to Consolidated Financial Statements referenced in Part II—Item 8 of this Form 10-K/A, subsequent to the issuance of Intergraph’s consolidated financial statements for the year ended December 31, 2003, management determined that it was appropriate to restate the consolidated financial statements for the year ended December 31, 2003, to defer recorded revenues and recognize them in periods subsequent to December 31, 2003.

Due to the matters identified, the CEO and CFO, with the participation of other management, re-evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. As part of the disclosure controls and procedures over the selection and application of accounting principles, in particular software revenue recognition under SOP 97-2, the Company’s accounting officers independently reviewed SOP 97-2 together with other accounting literature and consulted with the Company’s Independent Registered Public Accounting regarding certain revenue recognition and accounting developments.

Based on the re-evaluation of the effectiveness of the disclosure controls and procedures by our CEO and CFO, they concluded that, as of the end of the period covered by this report, there was a material weakness in the controls and procedures used to identify and determine the appropriate accounting for the matter that was the subject of the restatement. Specifically, the controls and procedures did not result in proper recognition of revenue related to the EAP program.

The Company has taken steps to strengthen further the Company’s control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination that it was appropriate to restate prior period financial statements. The Company has taken the following steps, among others:

•	Establishing procedures to perform an on-going analysis of the appropriate accounting for new products, marketing programs and promotions to ensure proper revenue recognition with respect to such matters;

•	Establishing procedures to document the review of transactions involving maintenance, discounts, and specified upgrades prior to recognizing revenue with respect to such transactions, and requiring that the related documentation be reviewed and approved by one or more specified accounting personnel prior to recording revenue.

•	Establishing procedures requiring certain documentation, together with Corporate Controller written approval, of all programs involving any no-cost product or service or specified product upgrade.

•	Supplementing the Company’s existing revenue recognition policies and procedures to clarify certain complex areas, including software revenue recognition, to promote a broader understanding of the applicable policies among Company personnel.

The Company believes these changes to internal controls and disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance of the Intergraph Corporation proxy statement relative to the annual meeting of shareholders to be held May 13, 2004, is incorporated herein by reference. Directors are elected for terms of one year at the annual meeting of the Company’s shareholders.

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

Larry J. Laster joined the Company in 1981 and served as Executive Vice President and CFO from February 1987 through February 1998, at which time he resigned from the Company to serve as CFO of a privately owned company specializing in the development, sale, and support of business systems for the petroleum distribution and convenience store industries. He rejoined the Company in June 1998 as CFO of IPS. In September 2001, Mr. Laster was elected Executive Vice President and CFO of Intergraph Corporation. Mr. Laster holds a bachelor’s degree in accounting.

R. Reid French, Jr. joined the Company in September 2003 as EVP of Strategic Planning and Corporate Development. Prior to joining Intergraph, Mr. French served as Chief Operating Officer, North America for Solution 6 Group, Ltd., Australia’s largest software company, directing all regional operations including sales & marketing, product development, services and support. Prior to Solution 6, Mr. French served as a strategic planner in the Business Planning & Development group for Walt Disney World, a business unit of The Walt Disney Company. Prior to Disney, Mr. French worked in investment banking with The Robinson-Humphrey Company, managing various transactions within the technology sector. Mr. French began his career as a Fellow of the Thomas J. Watson Foundation. Mr. French holds an MBA degree from the Harvard Business School, where he was a Baker Scholar. He also holds a BA degree in Economics from Davidson College, where he was Valedictorian.

Dr. Roger O. Coupland joined the Company in 1983 as project manager for the Australian Army AUTOMAP 2 project. Since that time, he has served as manager of the Company’s Mapping and Utilities division and subsequently as the Company’s Federal Sales Director. Dr. Coupland was elected Vice President of Intergraph Corporation in 1991, with responsibility for the Company’s Dispatch Management division. In January 2001, he was elected Executive Vice President of Intergraph Corporation. He currently serves as President of IPS. Dr. Coupland holds a First Class Honors degree in Physics and a Ph.D. in Theoretical Physics from The University of Nottingham, England.

Preetha R. Pulusani joined the Company in 1980 as a software engineer, and since that time has held several positions in the areas of marketing and development of mapping technology for the Company. She was elected Vice President in 1997 and has served as Executive Vice President, with responsibility for the Mapping and Geographic Information Systems business of Intergraph, since August 1998. Ms. Pulusani was appointed President of IMGS in November 2001. As of October 2002, this business segment includes the Mapping and GIS, Utilities and Communications, and Z/I Imaging divisions. Ms. Pulusani holds a master’s degree in computer science.

Gerhard Sallinger joined the Company in 1985 as a district sales manager in Germany and since then held several positions in the area of sales management. He was elected Vice President Europe of PPO in 1999 and Executive Vice President Sales and Marketing of PPO worldwide in 2001. Mr. Sallinger was appointed President of PPO in October 2001. Mr. Sallinger holds a degree in chemical engineering.

Dr. William E. Salter joined the Company in April 1973. Since that time, he has served in several managerial positions in the Company’s Federal Systems business and as Director of Marketing Communications. Dr. Salter was elected Vice President in August 1984 and is currently an Executive Vice President of the Company and President of ISG. He holds a doctorate in electrical engineering.

David Vance Lucas joined the Company in 1994 as staff attorney responsible for corporate, commercial, and intellectual property representation. He was promoted to Senior Counsel in 1997, elected Vice President and General Counsel in 2000, and elected Secretary in 2002. Mr. Lucas continues to represent the Company in the areas noted above, in addition to managing the Company’s litigation. Prior to joining the Company, Mr. Lucas was a partner with the law firm of Johnson, Johnson & Moore. He is admitted to practice before the United States Supreme Court, United States Court of Appeals for the Federal Circuit and the Eleventh Circuit, as well as both Federal and State Courts in Alabama and Texas. Mr. Lucas holds a bachelor’s degree in corporate finance and economics and a juris doctor in law.

Charlotte S. Thompson joined the Company in March 2001 as CFO of PPO and was appointed Vice President and Chief Accounting Officer of the Company in November 2002. Before joining Intergraph, Ms. Thompson served as Vice President and Controller of NuVox Communications, a telecommunications company, from September 1999 to February 2001 and as Assistant Vice President and Controller of Ace Cash Express, Inc., a publicly traded retail check cashing company, from December 1996 to

September 1999. Prior to that, Ms. Thompson worked in public accounting with PricewaterhouseCoopers LLP for eight years. She holds a master’s degree in business administration and a bachelor’s degree in accounting, and is a certified public accountant, certified management accountant, and certified internal auditor.

Eugene H. Wrobel joined the Company in 1982 as Finance Director for Europe. He returned to the United States in August 1985 as Director of International Finance, and in January 1990 was appointed Director of Business Operations for the Americas (the United States, Canada, and Latin America). He transferred into the Treasury Department in April 1998 and was elected Vice President and Treasurer in November 1998. Before joining Intergraph, Mr. Wrobel was Vice President and Controller for DYATRON, a publicly traded computer services company, and prior to that he worked in public accounting for six years. He holds a bachelor’s degree in accounting and is a certified public accountant.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a code of business conduct and ethics for its employees, including its CEO, CFO, and other executives. A copy of this code is included as Exhibit 14 with this Annual Report on Form 10-K/A, and is available on the Investor Relations section of the Company’s website at www.intergraph.com. The Company intends to post amendments to or waivers from its code of business conduct and ethics at this location on its website.

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

Equity Compensation Plan Information

Information regarding the Company’s equity compensation plans approved by shareholders as of December 31, 2003, is summarized below. The Company has no equity compensation plans not previously approved by shareholders.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of out-	under equity compensation plans
	outstanding options,	standing options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	2,737,022	$9.17	1,712,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,737,022		1,712,000

For additional information regarding the Company’s equity compensation plans, see Note 12 of Notes to Consolidated Financial Statements.

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
The following consolidated financial statements of Intergraph Corporation and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Intergraph Corporation 2003 Annual Report to Shareholders as amended:

		Consolidated Balance Sheets at December 31, 2003, and 2002	50
		Consolidated Statements of Income for the three years ended December 31, 2003	51
		Consolidated Statements of Cash Flows for the three years ended December 31, 2003	52

Page in
Annual Report*
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2003	53
Notes to Consolidated Financial Statements	54-82
Report of Independent Registered Public Accounting Firm	83

*	Incorporated by reference from the indicated pages of the 2003 Annual Report to Shareholders as amended.

		Page in
		Form 10-K/A
2)	Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2003	21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3)	Exhibits

Number	Description
3(a)	Electronically Restated Certificate of Incorporation (1)

3(b)	Amended and Restated Bylaws (2)

4	Amended and Restated Rights Agreement, dated March 5, 2002, between Intergraph Corporation and Computershare Investor Services, LLC (3)

10(a)	Settlement, Sale of Technology and License Agreement, dated April 4, 2002, by and among Intergraph Corporation, Intergraph Hardware Corporation and Intel Corporation (4) (11)

10(c) *	Intergraph Corporation 1997 Stock Option Plan (7) and amendment dated January 11, 1999 (8)

10(d)	Form of Indemnification Agreement between Intergraph Corporation and each executive officer and each member of the Board of Directors of the Company (2)

10(e) *	Intergraph Corporation Nonemployee Director Stock Option Plan (9)

10(g) *	Employment Contract of R. Halsey Wise dated June 12, 2003, as amended

10(h) *	Employment Contract of Graeme J. Farrell dated July 1, 2003 (13)

10(i) *	Employment Agreement with R. Reid French, Jr. dated September 16, 2003 (14)

10(l) *	Intergraph Corporation Amended and Restated 2002 Stock Option Plan (10)

10(m) *	Employment Contract dated October 24, 1985, of Gerhard Sallinger (5)

Number	Description
10(n) *	Employment Agreement of Dr. Terry Keating dated October 1, 2002 (6)

10(o)(i)	Agreement to Resolve Patent Infringement Claims by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (12)

10(o)(ii)	Patent Cross License Agreement by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (11) (12)

10(p)	Texas Instruments Patent Litigation Settlement and License Agreement dated September 9, 2003 (14)

13	Portions of the Intergraph Corporation 2003 Annual Report to Shareholders as amended incorporated by reference in this Form 10-K/A Annual Report

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated November 8, 2004

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated November 8, 2004

32.1	Certification pursuant to 18 U.S.C. Section 1350 by R. Halsey Wise dated November 8, 2004

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Larry J. Laster dated November 8, 2004

*	Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K/A

(1)	Incorporated by reference to exhibits filed with the Company’s Form 8-A12G/A filed on October 29, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K dated April 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K dated March 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K/A dated April 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(5)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, under the Securities Exchange Act of 1934, File No. 0-9722.

(6)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(7)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, under the Securities Exchange Act of 1934, File No. 0-9722.

(8)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 dated May 24, 1999, under the Securities Exchange Act of 1933, File No. 333-79137.

(9)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, under the Securities Exchange Act of 1934, File No. 0-9722.

(10)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(11)	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(12)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.

(13)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.

(14)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.

(b)	Reports on Form 8-K:

•	Form 8-K dated October 30, 2003, reporting the Company’s third quarter earnings

(c)	Exhibits — the response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial statements of 50%-or-less-owned companies have been omitted because the registrant’s proportionate share of income before income taxes of the companies is less than 20% of consolidated income before income taxes, and the investments in and advances to the companies are less than 20% of consolidated total assets.

Information contained in this Annual Report on Form 10-K/A includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Annual Report to Shareholders as amended, portions of which are incorporated by reference in this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERGRAPH CORPORATION

By: /s/ R. Halsey Wise

R. Halsey Wise President, Chief Executive Officer, and Director	Date: November 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Sidney L. McDonald	Chairman of the Board and Director	November 8, 2004

Sidney L. McDonald

/s/ R. Halsey Wise	President, Chief Executive Officer, and Director	November 8, 2004

R. Halsey Wise

/s/ Larry J. Laster	Executive Vice President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)	November 8, 2004

Larry J. Laster

/s/ Lawrence R. Greenwood	Director	November 8, 2004

Lawrence R. Greenwood

/s/ Thomas J. Lee	Director	November 8, 2004

Thomas J. Lee

/s/ Linda L. Green	Director	November 8, 2004

Linda L. Green

/s/ Richard W. Cardin	Director	November 8, 2004

Richard W. Cardin

/s/ Michael D. Bills	Director	November 8, 2004

Michael D. Bills

INTERGRAPH CORPORATION AND SUBSIDIARIES
SCHEDULE II —— VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Balance	Additions
		at	charged to			Balance at
		beginning	costs and			end of
Description		of period	expenses	Deductions		period
(in thousands)
Allowance for doubtful accounts	2003	$15,436	$2,662	$4,285	(1)	$13,813
deducted from accounts receivable	2002	$12,976	$3,851	$1,391	(1)	$15,436
in the balance sheet	2001	$18,169	$1,348	$6,541	(1)	$12,976

Allowance for obsolete inventory	2003	$16,306	$3,621	$9,231	(2)	$10,696
deducted from inventories	2002	$18,506	$1,224	$3,424	(2)	$16,306
in the balance sheet	2001	$28,556	$2,375	$12,425	(2)	$18,506

(1)	Uncollectible accounts written off, net of recoveries

(2)	Obsolete inventories reduced to net realizable value