Form 10-Q/A
period 2004-03-31
INTERGRAPH CORP
filed 2004-11-09
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-9722

INTERGRAPH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0573222

(State or other jurisdiction of incorporation	I.R.S. Employer
or organization)	Identification No.

Huntsville, Alabama 35894-0001

(Address of principal executive offices)
(Zip Code)

(256) 730-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     [X]    No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes     [X]    No    [  ]

Common stock, par value $0.10 per share: 36,516,049 shares
outstanding as of March 31, 2004

INTERGRAPH CORPORATION

Explanatory Note

The purpose of this Amendment No.2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Intergraph Corporation (the “Company”) for the quarter ended March 31, 2004 is to restate the Company’s consolidated financial statements and related disclosures, including the selected financial data included herein for the year ended December 31, 2003 and as of the quarter ended March 31, 2004.

Generally, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 10, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I — Item 1 — Financial Statements;

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4 — Controls and Procedures; and

•	Part II — Item 6 — Exhibits and Reports on Form 8-K.

Additional detail regarding the restatement is included in Note 17 of the Notes to Consolidated Financial Statements included in Part I — Item 1 of this Amendment No. 2 on Form 10-Q/A.

i

INTERGRAPH CORPORATION
FORM 10-Q/A*
March 31, 2004

* Information contained in this Form 10-Q/A includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is described in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K/A and this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
(In thousands, except share and per share amounts)	(restated)	(restated)
Assets
Cash and cash equivalents	$250,504	$265,782
Accounts receivable, net	146,340	150,927
Inventories, net	15,459	15,443
Current receivable, intellectual property settlement	200,000	—
Other current assets	37,599	37,673

Total current assets	649,902	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	28,839	29,520
Noncurrent receivable, intellectual property settlement	25,000	—
Other assets, net	12,504	12,500
Property, plant, and equipment, net	51,845	51,099

Total Assets	$777,589	$572,443

Liabilities and Shareholders’ Equity
Trade accounts payable	$17,249	$23,052
Accrued compensation	32,565	38,726
Other accrued expenses	49,672	40,835
Billings in excess of sales	51,475	49,970
Income taxes payable	98,235	26,912

Total current liabilities	249,196	179,495

Deferred income taxes	12,982	13,465
Other noncurrent liabilities	1,669	548

Total noncurrent liabilities	14,651	14,013

Shareholders’ equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	199,183	201,240
Deferred compensation	(6,622)	(1,552)
Retained earnings	743,874	608,308
Accumulated other comprehensive income	10,491	12,790

	952,662	826,522
Less - cost of treasury shares (20,845,313 at March 31, 2004, and 21,259,223 at December 31, 2003)	(438,920)	(447,587)

Total shareholders’ equity	513,742	378,935

Total Liabilities and Shareholders’ Equity	$777,589	$572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Quarter Ended March 31,	2004	2003
(In thousands, except per share amounts)	(restated)
Revenues
Systems	$69,735	$70,406
Maintenance	33,001	30,057
Services	29,549	20,090

Total revenues	132,285	120,553

Cost of revenues
Systems	34,338	36,460
Maintenance	10,478	12,296
Services	21,027	15,196

Total cost of revenues	65,843	63,952

Gross profit	66,442	56,601
Operating expenses
Product development	14,564	11,872
Sales and marketing	26,038	24,677
General and administrative	17,461	15,817
Restructuring charges	826	—

Total operating expenses	58,889	52,366

Income from operations	7,553	4,235
Intellectual property income, net	203,060	5,330
Gain on sale of assets	—	1,220
Interest income	881	1,923
Other income (expense), net	1,072	(43)

Income before income taxes	212,566	12,665
Income tax expense	(77,000)	(4,550)

Net income	$135,566	$8,115

Net income per share — basic	$3.74	$0.18
— diluted	$3.58	$0.17

Weighted average shares outstanding — basic	36,268	46,200
— diluted	37,843	48,408

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended March 31,	2004	2003
(In thousands)	(restated)
Cash Provided By (Used For):
Operating Activities:
Net income	$135,566	$8,115
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,228	2,018
Amortization	5,038	3,706
Provisions for losses on accounts receivable	829	334
Noncurrent portion of deferred taxes	(477)	157
Income taxes payable	71,368	(31,813)
Gain on sale of assets	—	(1,220)
Current receivable, intellectual property settlements	(200,000)	(5,000)
Noncurrent receivable, intellectual property settlement	(25,000)	—
Net changes in other assets and liabilities	4,399	892

Net cash used for operating activities	(6,049)	(22,811)

Investing Activities:
Net proceeds from sales of assets	125	3,243
Purchases of property, plant, and equipment	(2,210)	(2,172)
Purchases of short-term investments	—	(902)
Proceeds from maturities of short-term investments	—	15,991
Capitalized software development costs	(2,595)	(2,909)
Business acquisitions, net of cash acquired	(600)	(1,940)
Other	(1,821)	(472)

Net cash provided by (used for) investing activities	(7,101)	10,839

Financing Activities:
Borrowings	—	31
Debt repayment	—	(200)
Treasury stock repurchase and payment of tender offer expenses	(1,866)	(4,617)
Proceeds of employee stock purchases and exercises of stock options	1,324	1,421

Net cash used for financing activities	(542)	(3,365)

Effect of exchange rate changes on cash	(1,586)	(237)

Net decrease in cash and cash equivalents	(15,278)	(15,574)
Cash and cash equivalents at beginning of period	265,782	490,097

Cash and cash equivalents at end of period	$250,504	$474,523

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Intergraph Corporation (the “Company” or “Intergraph”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (“2003 Annual Report”).

The operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company’s operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function (“Corporate”): Intergraph Process, Power & Offshore (“PPO”), Intergraph Mapping and Geospatial Solutions (“IMGS”), Intergraph Solutions Group (“ISG”), and Intergraph Public Safety, Inc. (“IPS”). See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A for a description of these business segments.

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.

NOTE 2 — STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based option plans. Accordingly, the Company recognized no compensation expense for these plans during the quarters ended March 31, 2004, and 2003. Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company’s reported net income and income per share for these periods would have been impacted as indicated below. The effect of applying SFAS 123 on a pro forma basis for the quarters ended March 31, 2004, and 2003, are not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years, and it is anticipated that additional grants will be made in future years.

Quarter Ended March 31,		2004	2003
(In thousands, except per share amounts)		(restated)
Net income	As reported	$135,566	$8,115
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards (net of income tax)		(358)	(324)

	Pro forma	$135,208	$7,791

Basic income per share	As reported	$3.74	$0.18
	Pro forma	$3.73	$0.17
Diluted income per share	As reported	$3.58	$0.17
	Pro forma	$3.57	$0.16

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

NOTE 3 — INVENTORIES

Inventories at March 31, 2004, and December 31, 2003, are summarized as follows:

	March 31,	December 31,
	2004	2003
(In thousands)
Raw materials	$4,986	$6,295
Work-in-process	4,411	3,538
Finished goods	3,294	2,939
Service spares	2,768	2,671

Totals	$15,459	$15,443

Inventories on hand at March 31, 2004, and December 31, 2003, relate primarily to continuing specialized hardware assembly activity in the Company’s IMGS and ISG business segments, and to the Company’s continuing warranty and maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis over a period of two to seven years. Amortization of these capitalized costs, included in “Cost of revenues - Systems” in the consolidated statements of income, amounted to $3.3 million in first quarter 2004 compared to $2 million in first quarter 2003. Due to net realizable value concerns, the Company did not capitalize product development expenses of $2.9 million in first quarter 2003 for costs otherwise eligible for capitalization. See Note 5 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 — INTANGIBLE ASSETS

The Company’s intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in “Other assets, net” in the consolidated balance sheets).

At March 31, 2004, and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

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

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $103.5 million and $102.2 million at March 31, 2004, and December 31, 2003, respectively.

NOTE 7 — SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash used for operations are as follows:

Quarter Ended March 31,	2004	2003
(In thousands)	(restated)
(Increase) decrease in:
Accounts receivable, net	$2,080	$2,988
Inventories, net	(943)	1,290
Other assets and liabilities	2,103	(791)
Increase (decrease) in:
Trade accounts payable	(5,690)	(1,393)
Accrued compensation and other accrued expenses	5,664	(2,923)
Refundable income taxes	(874)	(10)
Billings in excess of sales	2,059	1,731

Net changes in other assets and liabilities	$4,399	$892

There were no significant non-cash investing and financing transactions in first quarter 2004 or first quarter 2003.

NOTE 8 — EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options are the Company’s only common stock equivalent and are included in the calculation only if dilutive. For the quarters ended March 31, 2004, and 2003, these dilutive common stock equivalents were 1,575,000 and 2,208,000, respectively.

NOTE 9 — COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

Quarter Ended March 31,	2004	2003
(In thousands)	(restated)
Net income	$135,566	$8,115
Unrealized holding gains (losses) arising during the period	27	(1,026)
Translation adjustment for financial statements denominated in a foreign currency	(2,328)	293

Comprehensive income	$133,265	$7,382

There was no income tax effect related to the items included in other comprehensive income for first quarter 2004. Unrealized holding gains (losses) are shown net of $537,000 of income taxes for first quarter 2003.

NOTE 10 — RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company’s PPO business segment. These expenses are reflected in “Restructuring charges” in the consolidated statements of income. All restructuring activities were completed by March 31, 2004. One-time severance benefits totaled $819,000, of which $746,000 was paid prior to March 31, 2004. Lease termination costs totaled $7,000, of which $4,000 was paid prior to March 31, 2004. At March 31, 2004, the total remaining accrued liability for 2004 restructuring was $73,000 and is reflected in “Other accrued expenses” in the Company’s consolidated balance sheets.

In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company’s business. The Corporate business segment recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations. The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance. All restructuring activities were completed by December 31, 2003. One-time severance benefits totaled $2.9 million, of which $432,000 was paid prior to December 31, 2003, and of which $1.7 million was paid in first quarter 2004. Lease termination costs totaled $1 million, and other associated costs were $23,000, of which $323,000 was paid in first quarter 2004. At March 31, 2004, the total remaining accrued liability for 2003 restructuring was $1.4 million compared to approximately $3.5 million at December 31, 2003, and is reflected in “Other accrued expenses” in the Company’s consolidated balance sheets.

In fourth quarter 2002, the Company record $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division. Cash outlays related to these actions approximated $31,000 in first quarter 2004, and $1.1 million in first quarter 2003. At March 31, 2004, the total remaining accrued liability for restructuring was approximately $90,000 compared to approximately $119,000 at December 31, 2003. These liabilities are reflected in “Other accrued expenses” in the Company’s consolidated balance sheets. These accrued costs are expected to be paid during 2004 and relate to liabilities for idle building space in Asia.

For a complete discussion of the Company’s restructuring activities in 2003 and 2002, see the Company’s 2003 Annual Report.

NOTE 11 — INTELLECTUAL PROPERTY INCOME, NET

In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company’s settlement with Intel Corporation (“Intel”) and Dell Inc.™ (“Dell”), offset by $21.9 million in legal fees and other related expenses associated with patent litigation. A payment of $125 million was received on April 5, 2004, and the balance will be received in four quarterly installments over the following year. In first quarter 2003, the Company recorded $10 million in income from International Business Machines Corporation (“IBM”) as a balancing payment for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company. A payment of $5 million was received in first quarter 2003, and the remainder was received in second quarter 2003. Netted against this income were $4.7 million in legal fees and other related expenses associated with protecting and licensing the Company’s intellectual property. For a complete discussion of litigation matters, see Note 16 of Notes to Consolidated Financial Statements and “Intellectual Property” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section contained in this Form 10-Q/A.

NOTE 12 — GAIN ON SALE OF ASSETS

In first quarter 2003, the Company reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.

NOTE 13 — SEGMENT REPORTING

The Company’s current operations are divided into four business segments along with a Corporate oversight function. The four core business segments are PPO, IMGS, ISG, and IPS. The Company’s reportable segments are strategic business units that are organized by the types of products sold and the specific markets served. Each is discussed in further detail below.

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

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations. The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report). Sales between the business segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar products and services to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarters ended March 31, 2004, and 2003.

Quarter Ended March 31,	2004	2003
(In thousands)	(restated)
Revenues:
PPO:
Unaffiliated customers	$32,668	$29,795
Intersegment revenues	378	717

	33,046	30,512

IMGS:
Unaffiliated customers	50,824	45,120
Intersegment revenues	1,190	1,643

	52,014	46,763

ISG:
Unaffiliated customers	29,620	26,975
Intersegment revenues	475	502

	30,095	27,477

IPS:
Unaffiliated customers	16,565	15,983
Intersegment revenues	367	541

	16,932	16,524

Corporate:
Unaffiliated customers	2,608	2,680
Intersegment revenues	233	789

	2,841	3,469

	134,928	124,745

Eliminations	(2,643)	(4,192)

Total Revenues	$132,285	$120,553

Operating income (loss):
PPO	$2,687	$4,169
IMGS	3,666	186
ISG	3,831	1,136
IPS	2,096	3,469
Corporate	(4,727)	(4,725)
Eliminations	—	—

Total	$7,553	$4,235

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include intellectual property income and expense and gains and losses on sales of assets. See Notes 11 and 12 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets. For further information, see “Results by Operating Segment” in MD&A.

NOTE 14 — LETTERS OF CREDIT

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

NOTE 15 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” (revised December 2003), an interpretation of Accounting Research Bulletin 51, “Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIEs”) by business enterprises. This statement is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46 in first quarter 2004 did not result in the consolidation of any VIEs.

In December 2003, FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost. This statement retains the disclosures required by the originally issued Statement 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004.

NOTE 16 — LITIGATION

As further described in the Company’s 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. The following is a discussion of the 2004 developments for patent and other litigation. Litigation is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A for further discussion of these risks and uncertainties.

Intel Litigation: On July 29, 2001, the Company filed a patent infringement case against Intel in the U.S. District Court for the Eastern District of Texas (the “Texas case”). The Texas case pertained to the Company’s parallel instruction computing (“PIC”) patents and went to trial on July 2, 2002.

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

OEM Litigation: On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway Inc.™ (“Gateway”) and Hewlett-Packard Co.™/Compaq (“HP”) in the U.S. District Court for the Eastern District

of Texas. The Company’s complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846. These computer system-level patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants. The OEMs have asserted various defenses, pre-trial motions and countersuits against the Company.

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation. The Markman hearing was held on May 7, 2004 and the current scheduling has the trial scheduled to begin on August 2, 2004.

In addition to asserting affirmative defenses in the Texas Court, HP filed a patent countersuit against the Company in the Northern District of California on May 28, 2003. HP also asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with HP’s countersuit. The Texas court denied HP’s motion to transfer the Texas OEM case to California. HP’s California countersuit alleges that a variety of Intergraph products, including SmartPlant 3D, IntelliShip™, SmartPlant, SmartSketch®, I/Mobile TC, and IntelliWhere™, infringe four separate HP patents. The Company filed a motion to have HP’s California countersuit transferred to the Northern District of Alabama, which was subsequently denied.

HP has also filed an amended answer and counterclaim in the Texas case, which alleges that Intergraph’s patent assertions are a violation of the Sherman Antitrust Act. The Company has filed a motion to dismiss HP’s antitrust counterclaims as a matter of law. The Texas court has not yet ruled on Intergraph’s motion to dismiss. The Company believes HP’s antitrust counterclaim to be without merit, and will vigorously defend against the same.

On April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany. HP’s German suit accuses the Company’s SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology asserted in HP’s California countersuit.

On April 19, 2004, HP filed three separate legal actions against the Company. HP filed a patent infringement action in Delaware and in the Eastern District of Texas. The Delaware action accuses the Company’s ZI Imaging® digital camera of infringing a patent related to scanning technology. The new Texas case accuses the Company’s SmartPlant 3D, IntelliShip™, SmartPlant Offshore and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software. HP also filed an action in the German patent office seeking to invalidate one of the foreign Clipper patents.

The Company is evaluating HP’s latest filings, but plans to vigorously defend against the same. The Company has not determined what impact, if any, HP’s countersuits may have on the Company’s operations and cash flows.

On May 7, 2004, the Company filed a patent infringement action against HP in the Eastern District of Texas, which alleges that certain HP server and chipset products infringe U.S. Patent Number 6,374,329. The Company’s High Availability Super Server (“HASS”) patent pertains to interoperability and coherency technology used in clustered server systems. The Company’s complaint alleges that its HASS technology is employed in HP’s “DNA Memory Subsystem Technology™”, including HP’s SX1000 chipset, and Superdome, HP9000, 8400 and 7410 families of servers.

Advanced Micro Devices Litigation: On January 15, 2004, Advanced Micro Devices (“AMD”) filed a Declaratory Judgment Act patent action against the Company in the Northern District of California. AMD asserted that the Company’s family of “Clipper” patents (U.S. Patent Nos. 4,860,192, 4,884,197, 4,899,275, 4,933,835 and 5,091,846) are either invalid, or not infringed by AMD’s microprocessor products. On April 12, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company’s Clipper patents. Under the terms of this license, AMD will pay the Company $10 million by May 7, 2004, and will make additional cash payments equal to 2% of the AMD Computation Product Group’s pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year. The Company received the $10 million payment prior to the filing of this report.

Other Litigation: The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

NOTE 17 — RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing the Form 10-Q for the quarter ended March 31, 2004, management determined that it was appropriate to restate its financial statements for the periods ended December 31, 2003, and March 31, 2004, to defer previously recorded revenues to a later date.

The Early Adopter Program (“EAP”) was a limited release of SmartPlant 3D Version 4. PPO’s internal accounting staff determined that the accounting for the Early Adopter Program should be reviewed after becoming aware that certain maintenance obligations and a specified upgrade to SmartPlant 3D Version 5 were included in the program.

Paragraph 10 of SOP 97-2 allows for the establishment of vender specific objective evidence (“VSOE”) of fair value on new products based on management’s established price, that once established, will not change before the separate introduction of the product into the marketplace.

VSOE of the fair value of the specified upgrade has to be established or the Company would be required to defer all revenue on customer orders that included a purchase of SP3D Version 4 under the EAP until the SP3D Version 5 upgrade is delivered. In the case of the EAP, management never intended to sell separately an upgrade to SP3D Version 5. The Company concluded that VSOE of the fair value of the upgrade could not be established according to paragraph 12 of SOP 98-9 without this requisite intent to sell upgrades separately.

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	March 31, 2004
	As
	Reported	Restated
(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$132,969	$132,285
Gross profit	67,111	66,442
Operating income	8,179	7,553
Net income	135,992	135,566
Net income per share
Basic	$3.75	$3.74
Diluted	$3.59	$3.58

	December 31, 2003		March 31, 2004
	As		As
	Reported	Restated	Reported	Restated
(in thousands)
Consolidated Balance Sheet Data
Accrued compensation	$38,871	$38,726	$32,663	$32,565
Other accrued expenses	40,855	40,835	49,707	49,672
Billings in excess of sales	48,711	49,970	49,532	51,475
Income taxes payable	27,177	26,912	98,700	98,235
Retained earnings	609,227	608,308	745,219	743,874

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook of Intergraph Corporation (the “Company” or “Intergraph”), projections about revenue, operating income levels, margins, and market conditions and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph’s various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; and any statements of the plans, strategies, and objectives of management for future operations. Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company’s control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company’s claims against certain original equipment manufacturers, including Gateway Inc.™ and Hewlett-Packard Co.™ or their countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts; the ability of the Company to obtain required product certifications and timely deliver SP3D Version 5; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company’s intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets (including the market for Intergraph common stock); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission (“SEC”).

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

Over the past six years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce, the sale of several non-core business units and assets, and the exit of the Company’s hardware design and manufacturing operations in 2000. These actions allowed the Company to return to profitability in 2001. The Company was profitable again in 2002, 2003, and first quarter 2004.

Management is focused on improving the Company’s operating margins. The overall strategic goal in the next two to three years is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with peer companies. While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole. While first quarter 2004 revenue grew 10% over first quarter 2003, the Company anticipates modest annual revenue growth for 2004. Over half of the revenue growth in first quarter 2004 was related to the impact of currency fluctuations, primarily with respect to the Euro versus the U.S. dollar. The Company believes any improvement in income from operations for 2004 will primarily be due to expense reductions as a result of the recent restructuring initiatives and anticipated slight improvements in gross margins.

Income from operations was 5.7% of revenue for Q1 2004 compared to .5% for Q4 2003 and 3.5% for Q1 2003. The increase in operating income as a percentage of revenue is primarily due to the Company’s efforts to reduce costs in late 2003 and early 2004, higher gross margins as a result of more software content in systems and maintenance revenues, and higher service margins in the ISG business unit. Variations in quarterly results are expected; however, the Company remains optimistic regarding its goal of bringing annual operating margins more in line with those of its peer group over time.

In addition, management is currently evaluating the strategic direction of the Company and each of the Company’s businesses to determine the size of the markets served, growth prospects for each market, potential strategies to grow each business, and the risks versus available risk-adjusted returns of each of the businesses. This initial review should be completed in 2004.

The Company has intellectual property that resulted from its hardware design and manufacturing operations that the Company exited in 2000. This intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design. The Company defends the value of its intellectual property portfolio through licensing and litigation. The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies. In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company’s settlement with Intel and Dell, offset by $21.9 million in legal fees and other related expenses associated with patent litigation. In first quarter 2003, net intellectual property income of $5.3 million included $10 million in income from a cross-licensing agreement with IBM that also resolved all outstanding patent infringement claims between International Business Machines Corporation (“IBM”) and the Company, offset by $4.7 million in legal fees and other related expenses.

The Company’s current operations are divided into four business segments along with a Corporate oversight function (“Corporate”). The Company’s business segments are Intergraph Process, Power & Offshore (“PPO”); Intergraph Mapping and Geospatial Solutions (“IMGS”); Intergraph Solutions Group (“ISG”); and Intergraph Public Safety, Inc. (“IPS”). For a complete discussion, see the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (“2003 Annual Report”).

RESULTS OF OPERATIONS

Revenues

Total revenues for first quarter 2004 were $132.3 million, up approximately 10% from first quarter 2003.

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

Systems: Systems revenue for first quarter 2004 was $69.7 million, down slightly compared to the corresponding prior-year period. Although revenues increased in 2004 approximately 4% due to a weakening of the U.S. dollar against foreign currencies, this increase was offset by decreases reported in the ISG business segment, resulting from projects completed or near completion in first quarter 2003.

Maintenance: Maintenance revenues totaled $33.0 million in first quarter 2004, up approximately 10% from the same period in 2003. Revenues increased $2.4 million as the result of a weaker U.S. dollar, $1.3 million in new shipbuilding products offered by the PPO business segment, and approximately $570,000 for continued growth of existing customer base in the IPS business segment.

Services: Services revenue, consisting of revenues from implementation and consulting services, totaled $29.5 million for the quarter, up approximately 47% from the prior-year period. This increase is primarily due to the effect of a large U.S. government project that began mid-2003 in the ISG business segment and increased activity by IMGS, primarily in Europe and Asia. In addition, services revenues increased approximately 9% due to a weakening of the U.S. dollar.

Gross Margin

The Company’s total gross margin for first quarter 2004 was 50%, compared to 47% for first quarter 2003.

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

Sales and Marketing Expenses: Sales and marketing expenses were $26.0 million for first quarter 2004, up 5.5% from the first quarter 2003 level. This increase was primarily due to the estimated $1.8 million unfavorable currency impact, combined with the approximately $600,000 increase resulting from expanding headcount in the IPS business segment in an effort to grow orders and increase future revenues. These increases were partially offset by the approximately $400,000 decrease due to increased billable activity in the PPO business segment, and the approximately $300,000 decrease from trade show related activities in IMGS.

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

Restructuring Charges: In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPO business segment in an effort to realign costs with revenues. In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in the Corporate and IMGS business segments. In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division. For a complete discussion of restructuring charges, see the Company’s 2003 Annual Report and Note 10 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A.

Non-Operating Income and Expense

Intellectual Property: “Intellectual property income, net” in the consolidated statements of income consists of income resulting from settlements and licensing of the Company’s intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company’s intellectual property. Income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company’s business units.

In first quarter 2004, net intellectual property income of $203.1 million included $225 million in income from the Company’s settlement with Intel and Dell, offset by $21.9 million in legal fees and other related expenses associated with patent litigation. In first quarter 2003, net intellectual property income of $5.3 million included $10 million in income from a cross-licensing agreement with IBM that also resolved all outstanding patent infringement claims between IBM and the Company, offset by $4.7 million in legal fees and other related expenses. See Notes 11 and 16 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A and the Company’s 2003 Annual Report for complete details of these transactions.

Gain on Sale of Assets: In first quarter 2003, IMGS reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.

Interest Income: Interest income was $881,000 in first quarter 2004 and $1.9 million in first quarter 2003. Interest income decreased during 2004 due to declines in investments as a result of the Company’s fourth quarter 2003 modified Dutch auction tender offer and lower interest rates.

Other: “Other income (expense), net” in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In first quarter 2004, net other income of $1.1 million included a $733,000 foreign exchange gain. In first quarter 2003, net other expense of $43,000 included a $371,000 foreign exchange loss.

Income Taxes

Income tax expenses for the first quarters of 2004 and 2003 are attributable to taxes on intellectual property income, U.S. operations, and individually profitable majority-owned subsidiaries. See the Company’s 2003 Annual Report for details of the Company’s tax position, including its net operating loss carryforwards.

Results by Operating Segment

In first quarter 2004, PPO earned operating income of $2.7 million on revenues of $33 million, compared to first quarter 2003 operating income of $4.2 million on revenues of $30.5 million. The decrease in operating income despite increased revenues resulted primarily from restructuring charges of $823,000, combined with higher product development and sales and marketing expenses. The increase in revenue was due primarily to shipbuilding maintenance revenue associated with the Global Research and Development (“GRAD”) shipbuilding contract signed in April 2003 and increasing services and maintenance revenue from new products.

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

In first quarter 2004, ISG earned operating income of $3.8 million on revenues of $30.1 million, compared to first quarter 2003 operating income of $1.1 million on revenues of $27.5 million. The significant increase in operating income is primarily due to higher gross margins attributable to increased billable hours on the U.S. Air Force Enhanced Technical Information Management System (“ETIMS”) contract required to meet customer schedule requirements, higher utilization rates as labor resources transitioned from unbillable to billable work, and reduced sales and marketing expenses.

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

See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A for further explanation of the Company’s segment reporting.

Litigation

As further described in the Company’s 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. Litigation is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A. See Note 16 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A for a discussion of the 2004 developments for patent and other litigation.

Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles. Further improvement in the Company’s annual operating results will depend on accurately anticipating customer requirements and technological trends, and rapidly and continuously developing and delivering new products that are competitively priced, offer enhanced performance, and meet customers’ requirements for standardization and interoperability. Better annual operating results will also depend on global political events and worldwide economic improvement in the markets served. To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue. The Company continues to work on its forward business planning process. As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance. In addition, the Company continues to face legal expenses of unknown duration and amount as it licenses its intellectual property and otherwise asserts its intellectual property rights and defends related countersuits. The ultimate impact of these initiatives is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, cash and cash equivalents totaled $250.5 million compared to $265.8 million at December 31, 2003. The Company had no debt at March 31, 2004, or December 31, 2003. Non-operating events that may require the use of cash include the Company’s patent litigation and enforcement program, including defending related countersuits, and its stock repurchase program.

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

Management believes there have been no significant changes during the three months ended March 31, 2004, to the items disclosed as “Critical Accounting Policies” in MD&A in the Company’s 2003 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2003 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company’s results of operations. For first quarter 2004, approximately 49% of the Company’s revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 48% for first quarter 2003. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first quarter 2004 results of operations by approximately $0.05 per share (diluted) in comparison to first quarter 2003.

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

Impact of Interest Rates on Investment Earnings

The Company’s cash and cash equivalents are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market funds, commercial paper, and U.S. government securities. The Company limits the amount of credit exposure from any single issuer of securities. The Company is subject to earnings fluctuations due to market changes in interest rates. The Company estimates that pre-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of Intergraph’s disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 17 of the Notes to Consolidated Financial Statements, subsequent to the issuance of Intergraph’s consolidated financial statements for the quarter ended March 31, 2004, management determined that it was appropriate to restate the consolidated financial statements for the periods ended December 31, 2003, and March 31, 2004, to defer recorded revenues and to recognize them at a later date.

Due to the matters identified, the CEO and CFO, with the participation of other management, re-evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. As part of the controls and procedures over the selection and application of accounting principles, in particular software revenue recognition under SOP 97-2, the Company’s accounting officers independently reviewed SOP 97-2 together with other accounting literature and consulted with the Company’s Independent Registered Public Accounting Firm regarding certain revenue recognition and accounting developments.

Based on the re-evaluation of the effectiveness of the disclosure controls and procedures by our CEO and CFO, they concluded that, as of the end of the period covered by this report, there was a material weakness in the controls and procedures used to identify and determine the appropriate accounting for the matter that was the subject of the restatement. Specifically, the controls and procedures did not result in the proper recognition of revenue related to the EAP program on a timely basis.

The Company has taken steps to strengthen further control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination that it was appropriate to restate certain prior period financial statements. The Company is taking the following steps, among others:

•	Establishing procedures to perform an on-going analysis of the appropriate accounting for new products, marketing programs and promotions to ensure proper revenue recognition with respect to such matters;

•	Establishing procedures to document the review of transactions involving maintenance, discounts, and specified upgrades prior to recognizing revenue with respect to such transactions, and requiring that this documentation be reviewed and approved by one or more specified accounting personnel prior to recording revenue;

•	Establishing procedures requiring certain documentation, together with Corporate Controller written approval, of all programs involving any no-cost product or service or specified product upgrade; and

•	Supplementing the Company’s existing revenue recognition policies and procedures to clarify certain complex areas, including software revenue recognition, to promote a broader understanding of the applicable policies among Company personnel.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As further described in the Company’s 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. The following is a discussion of the 2004 developments for patent and other litigation. Litigation is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A for further discussion of these risks and uncertainties.

Intel Litigation: On July 29, 2001, the Company filed a patent infringement case against Intel in the U.S. District Court for the Eastern District of Texas (the “Texas case”). The Texas case pertained to the Company’s parallel instruction computing (“PIC”) patents and went to trial on July 2, 2002.

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

OEM Litigation: On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway Inc.™ (“Gateway”) and Hewlett-Packard Co.™/Compaq (“HP”) in the U.S. District Court for the Eastern District of Texas. The Company’s complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846. These computer system-level patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants. The OEMs have asserted various defenses, pre-trial motions and countersuits against the Company.

Per the terms of the March 29, 2004 settlement agreement with Intel, the Company dismissed Dell and all related claims from the pending OEM litigation. The Markman hearing was held on May 7, 2004 and the current scheduling has the trial scheduled to begin on August 2, 2004.

In addition to asserting affirmative defenses in the Texas Court, HP filed a patent countersuit against the Company in the Northern District of California on May 28, 2003. HP also asked the Texas court to transfer the OEM case to the Northern District of California for consolidation with HP’s countersuit. The Texas court denied HP’s motion to transfer the Texas OEM case to California. HP’s California countersuit alleges that a variety of Intergraph products, including SmartPlant 3D, IntelliShip™, SmartPlant, SmartSketch®, I/Mobile TC,

and IntelliWhere™, infringe four separate HP patents. The Company filed a motion to have HP’s California countersuit transferred to the Northern District of Alabama, which was subsequently denied.

HP has also filed an amended answer and counterclaim in the Texas case, which alleges that Intergraph’s patent assertions are a violation of the Sherman Antitrust Act. The Company has filed a motion to dismiss HP’s antitrust counterclaims as a matter of law. The Texas court has not yet ruled on Intergraph’s motion to dismiss. The Company believes HP’s antitrust counterclaim to be without merit, and will vigorously defend against the same.

On April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany. HP’s German suit accuses the Company’s SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology asserted in HP’s California countersuit.

On April 19, 2004, HP filed three separate legal actions against the Company. HP filed a patent infringement action in Delaware and in the Eastern District of Texas. The Delaware action accuses the Company’s ZI Imaging® digital camera of infringing a patent related to scanning technology. The new Texas case accuses the Company’s SmartPlant 3D, IntelliShip™, SmartPlant Offshore and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software. HP also filed an action in the German patent office seeking to invalidate one of the foreign Clipper patents.

The Company is evaluating HP’s latest filings, but plans to vigorously defend against the same. The Company has not determined what impact, if any, HP’s countersuits may have on the Company’s operations and cash flows.

On May 7, 2004, the Company filed a patent infringement action against HP in the Eastern District of Texas, which alleges that certain HP server and chipset products infringe U.S. Patent Number 6,374,329. The Company’s High Availability Super Server (“HASS”) patent pertains to interoperability and coherency technology used in clustered server systems. The Company’s complaint alleges that its HASS technology is employed in HP’s “DNA Memory Subsystem Technology™”, including HP’s SX1000 chipset, and Superdome, HP9000, 8400 and 7410 families of servers.

Advanced Micro Devices Litigation: On January 15, 2004, Advanced Micro Devices (“AMD”) filed a Declaratory Judgment Act patent action against the Company in the Northern District of California. AMD asserted that the Company’s family of “Clipper” patents (U.S. Patent Nos. 4,860,192, 4,884,197, 4,899,275, 4,933,835 and 5,091,846) are either invalid, or not infringed by AMD’s microprocessor products. On April 12, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company’s Clipper patents. Under the terms of this license, AMD will pay the Company $10 million by May 7, 2004, and will make additional cash payments equal to 2% of the AMD Computation Product Group’s pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year. The Company received the $10 million payment prior to the filing of this report.

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
2002 by Larry J. Laster dated November 8, 2004

     (b) Reports on Form 8-K

Form 8-K dated January 29, 2004, reporting the Company’s 2003 earnings

Form 8-K dated March 30, 2004, furnished pursuant to Item 9, reporting a patent settlement with Intel Corporation and resolution of patent infringement claims against Dell Inc.™*

Form 8-K dated March 30, 2004, filed pursuant to Item 5, reporting the settlement agreement between Intergraph Corporation and Intel Corporation and license to Dell Inc.™

* Information in a Form 8-K furnished pursuant to Item 9 is not deemed to be “filed” for the purposes of Section 18 of the Exchange Act of 1934.

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION

(Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster

	R. Halsey Wise		Larry J. Laster
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2004	Date:	November 8, 2004

By:	/s/ Larry T. Miles

Larry T. Miles
Vice President and
Corporate Controller
(Chief Accounting Officer)

Date:	November 8, 2004