Form 10-Q/A
period 2004-06-30
INTERGRAPH CORP
filed 2004-11-09
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

INTERGRAPH CORPORATION

Explanatory Note

The purpose of this Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Intergraph Corporation (the “Company”) for the quarter ended June 30, 2004 is to restate the Company’s consolidated financial statements and related disclosures, including the selected financial data included herein for the periods ended December 31, 2003, March 31, 3004, and as of the quarter ended June 30, 2004.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 6, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings, as well as the Annual Report on Form 10-K/A for the year ended December 31, 2003. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements;

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I - Item 4 - Controls and Procedures; and

•	Part II - Item 6 - Exhibits and Reports on Form 8-K.

Additional detail regarding the restatement is included in Note 19 of the Notes to Consolidated Financial Statements included in Part I - Item 1 of this Amendment No. 1 on Form 10-Q/A.

INTERGRAPH CORPORATION
FORM 10-Q/A*
June 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
(In thousands, except share and per share amounts)	(restated)	(restated)
Assets
Cash and cash equivalents	$354,616	$265,782
Accounts receivable, net	141,485	150,927
Inventories, net	17,592	15,443
Receivables from IP-related litigation	105,165	—
Other current assets	28,501	37,673

Total current assets	647,359	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	28,249	29,520
Other assets, net	11,379	12,500
Property, plant, and equipment, net	51,535	51,099

Total Assets	$748,021	$572,443

Liabilities and Shareholders’ Equity
Trade accounts payable	$17,859	$23,052
Accrued compensation	34,369	38,726
Other accrued expenses	41,990	40,835
Billings in excess of sales	53,445	49,970
Income taxes payable	60,890	26,912

Total current liabilities	208,553	179,495

Deferred income taxes	12,364	13,465
Other noncurrent liabilities	311	548

Total noncurrent liabilities	12,675	14,013

Shareholders’ equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	197,011	201,240
Deferred compensation	(6,779)	(1,552)
Retained earnings	758,770	608,308
Accumulated other comprehensive income	10,538	12,790

	965,276	826,522
Less - cost of treasury shares (20,770,698 at June 30, 2004, and 21,259,223 at December 31, 2003)	(438,483)	(447,587)

Total shareholders’ equity	526,793	378,935

Total Liabilities and Shareholders’ Equity	$748,021	$572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)	(restated)		(restated)
Revenues
Systems	$71,752	$72,819	$141,487	$143,225
Maintenance	34,587	34,053	67,588	64,110
Services	31,624	20,475	61,173	40,565

Total revenues	137,963	127,347	270,248	247,900

Cost of revenues
Systems	35,888	37,917	70,226	74,377
Maintenance	10,578	12,779	21,056	25,075
Services	21,943	15,066	42,970	30,262

Total cost of revenues	68,409	65,762	134,252	129,714

Gross profit	69,554	61,585	135,996	118,186
Operating expenses
Product development	14,483	14,605	29,047	26,477
Sales and marketing	28,174	25,612	54,212	50,289
General and administrative	17,746	18,509	35,207	34,326
Restructuring charges	—	—	826	—

Total operating expenses	60,403	58,726	119,292	111,092

Income from operations	9,151	2,859	16,704	7,094
Intellectual property income (expense), net	7,981	(4,335)	211,041	995
Gain (Loss) on sale of assets	—	(65)	—	1,155
Interest income	1,068	1,676	1,949	3,599
Other income (expense), net	(504)	(326)	568	(369)

Income (Loss) before income taxes	17,696	(191)	230,262	12,474
Income tax benefit (expense)	(2,800)	985	(79,800)	(3,565)

Net income	$14,896	$794	$150,462	$8,909

Net income per share - basic	$0.41	$0.02	$4.13	$0.19
- diluted	$0.39	$0.02	$3.96	$0.18

Weighted average shares outstanding - basic	36,588	46,275	36,428	46,238
- diluted	38,130	48,404	37,988	48,412

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2004	2003
(In thousands)	(restated)
Cash Provided By (Used For):
Operating Activities:
Net income	$150,462	$8,909
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	4,250	4,116
Amortization	10,094	8,192
Provisions for losses on accounts receivable	871	532
Noncurrent portion of deferred taxes	(1,099)	(620)
Income taxes payable	34,063	(38,975)
Gain on sale of assets	—	(1,155)
Receivables from IP-related litigation	(105,165)	—
Net changes in other assets and liabilities	2,204	8,190

Net cash provided by (used for) operating activities	95,680	(10,811)

Investing Activities:
Net proceeds from current year sales of assets	103	725
Net proceeds from prior sales of assets	8,395	2,765
Purchases of property, plant, and equipment	(3,955)	(3,658)
Purchases of short-term investments	—	(17,888)
Proceeds from maturities of short-term investments	—	16,857
Capitalized software development costs	(5,331)	(5,691)
Business acquisitions, net of cash acquired	(1,326)	(2,030)
Other	(1,723)	(1,108)

Net cash used for investing activities	(3,837)	(10,028)

Financing Activities:
Borrowings	—	31
Debt repayment	—	(200)
Treasury stock repurchase and payment of tender offer expenses	(8,313)	(9,341)
Proceeds of employee stock purchases and exercises of stock options	5,418	7,427
Other	—	9

Net cash used for financing activities	(2,895)	(2,074)

Effect of exchange rate changes on cash	(114)	2,499

Net increase (decrease) in cash and cash equivalents	88,834	(20,414)
Cash and cash equivalents at beginning of period	265,782	490,097

Cash and cash equivalents at end of period	$354,616	$469,683

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (“2003 Annual Report “).

The operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company’s operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function (“Corporate”): Intergraph Process, Power & Marine (“PPM”), Intergraph Mapping and Geospatial Solutions (“IMGS”), Intergraph Solutions Group (“ISG”), and Intergraph Public Safety, Inc. (“IPS”). See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q/A (“Notes to Consolidated Financial Statements”) for a description of these business segments.

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

		Quarter Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
(In thousands, except per share amounts)		(restated)		(restated)
Net income	As reported	$14,896	$794	$150,462	$8,909
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards (net of income tax)		(359)	(450)	(718)	(751)

	Pro forma	$14,537	$344	$149,744	$8,158

Basic income per share	As reported	$0.41	$0.02	$4.13	$0.19
	Pro forma	$0.40	$0.01	$4.11	$0.18
Diluted income per share	As reported	$0.39	$0.02	$3.96	$0.18
	Pro forma	$0.38	$0.01	$3.94	$0.17

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

Inventories on hand at June 30, 2004, and December 31, 2003, relate primarily to continuing specialized hardware assembly activity in the Company’s IMGS and ISG business segments, and to the Company’s continuing maintenance obligations on computer hardware previously sold. Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established. Such capitalized costs are amortized on a straight-line basis (which is greater than expected sales) over a period of two to seven years. Amortization of these capitalized costs, included in “Cost of revenues — Systems” in the consolidated statements of income, amounted to $3.3 million in second quarter 2004 compared to $2.6 million in second quarter 2003, and $6.6 million and $4.5 million in the first six months of 2004 and 2003, respectively. Due to net realizable value concerns, the Company did not capitalize product development expenses of $3.1 million in second quarter 2003 and $6 million in the first six months of 2003 for costs otherwise eligible for capitalization. See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in “Other assets, net” in the consolidated balance sheets).

At June 30, 2004, and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

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

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash used for operations are as follows:

Six Months Ended June 30,	2004	2003
(In thousands)	(restated)
(Increase) decrease in:
Accounts receivable, net	$6,470	$5,256
Inventories, net	(3,286)	1,880
Other assets and liabilities	830	247
Increase (decrease) in:
Trade accounts payable	(6,488)	(353)
Accrued compensation and other accrued expenses	(259)	(1,936)
Refundable income taxes	866	(592)
Billings in excess of sales	4,071	3,688

Net changes in other assets and liabilities	$2,204	$8,190

There were no significant non-cash investing and financing transactions in second quarter 2004 or the six months ended June 30, 2004.

Other non-cash investing and financing transactions in second quarter 2003 and the six months ended June 30, 2003, include favorable mark-to-market adjustments (net of tax) of $1.8 million and $812,000, respectively, on the Company’s investment in Creative Technology Ltd. (“Creative”). Subsequent to June 30, 2003, all of the Company’s 1.5 million shares of Creative were sold for $12.5 million, resulting in a $1.8 million gain.

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

Comprehensive income is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands)	(restated)		(restated)
Net income	$14,896	$794	$150,462	$8,909
Unrealized holding gains arising during the period	210	1,958	237	932
Translation adjustment for financial statements denominated in a foreign currency	(163)	5,681	(2,489)	5,974

Comprehensive income	$14,943	$8,433	$148,210	$15,815

There was no income tax effect related to the items included in other comprehensive income for second quarter and year-to-date 2004. Second quarter and year-to-date 2003 unrealized holding gains are shown net of income taxes of $974,000 and $437,000, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company’s PPM business segment. These expenses are reflected in “Restructuring charges” in the consolidated statements of income. All restructuring activities were completed by March 31, 2004. One-time severance benefits totaled $819,000, and lease termination costs totaled $7,000. The following table sets forth a reconciliation of the ending liabilities for one-time severance and lease termination costs, all of which are reflected in “Other accrued expenses” in the Company’s consolidated balance sheets:

		Lease
	One-time	Termination	Total
	Severance	Costs	Restructuring
(In thousands)
Restructuring charges	$819	$7	$826
Costs paid or otherwise settled - Q1 2004	(746)	(4)	(750)
Foreign currency exchange - Q1 2004	(3)	—	(3)

Accrual balance, March 31, 2004	70	3	73
Costs paid or otherwise settled - Q2 2004	(67)	(3)	(70)
Foreign currency exchange - Q2 2004	(1)	—	(1)

Accrual balance, June 30, 2004	$2	$—	$2

In fourth quarter 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company’s business. Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations. The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance. All restructuring activities were completed by December 31, 2003. One-time severance benefits totaled $2.9 million, lease termination costs totaled $1 million, and other associated costs were $23,000. The following table sets forth a reconciliation of the 2004 activity for one-time severance, lease termination costs, and other associated costs, all of which are reflected in “Other accrued expenses” in the Company’s consolidated balance sheets:

		Lease	Other
	One-time	Termination	Associated	Total
	Severance	Costs	Costs	Restructuring
(In thousands)
Accrual balance, December 31, 2003	$2,493	$1,004	$23	$3,520
Costs paid or otherwise settled - Q1 2004	(1,703)	(336)	(3)	(2,042)
Foreign currency exchange - Q1 2004	(19)	(14)	(1)	(34)

Accrual balance, March 31, 2004	771	654	19	1,444
Costs paid or otherwise settled - Q2 2004	(617)	(132)	(4)	(753)
Foreign currency exchange - Q2 2004	5	3	1	9

Accrual balance, June 30, 2004	$159	$525	$16	$700

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

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In second quarter 2004, net intellectual property income of $8.0 million included $10.0 million in income from the Company’s settlement with Advanced Micro Devices (“AMD”) and $10.2 million from the Company’s settlement and royalties with Gateway, Inc. (“Gateway”) offset by $12.2 million in legal fees and other related expenses associated with patent litigation. As per the settlement agreement, Gateway paid $5.0 million in May 2004, $2.5 million in July 2004, and $2.5 million is due in October 2004. AMD paid $10.0 million during the quarter. In second quarter 2003, the Company recorded $4.3 million in legal fees and other related expenses associated with protecting and licensing the Company’s intellectual property.

For the first six months of 2004, net intellectual property income was $211.0 million. This included $225.0 million in income from the Company’s settlement with Intel Corporation (“Intel”), $10.0 million in income from the Company’s settlement with AMD, and $10.2 million from the Company’s settlement and royalties with Gateway. The Company received payments from Intel of $125.0 million in April 2004 and $25.0 million in July 2004. The remainder is payable in quarterly installments through April 2005. Year-to-date legal fees and patent litigation expenses were $34.1 million. For the first six months of 2003, net intellectual property income of $1.0 million included $10.0 million in income from a cross-licensing agreement with International Business Machines Corporation (“IBM”), offset by $9.0 million in legal fees and other related expenses.

For a complete discussion of litigation matters, see Note 16 of Notes to Consolidated Financial Statements and “Item I. Legal Proceedings” in Part II of Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in this Form 10-Q/A (“MD&A”).

NOTE 12 - GAIN ON SALE OF ASSETS

During the six months ended June 30, 2003, IMGS reported a gain of approximately $1.2 million from the first quarter 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy. In second quarter 2003, IMGS incurred additional expenses of $65,000 related to this transaction. For a complete discussion, see the Company’s 2003 Annual Report.

NOTE 13 - SEGMENT REPORTING

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

The following table sets forth revenues and operating income (loss) by business segment for the quarters and six months ended June 30, 2004, and 2003.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands)	(restated)		(restated)
Revenues:
PPM:
Unaffiliated customers	$34,838	$32,228	$67,506	$62,023
Intersegment revenues	322	465	700	1,182

	35,160	32,693	68,206	63,205

IMGS:
Unaffiliated customers	53,659	46,950	104,483	92,070
Intersegment revenues	1,206	1,592	2,396	3,235

	54,865	48,542	106,879	95,305

ISG:
Unaffiliated customers	29,097	29,682	58,717	56,657
Intersegment revenues	2,431	396	2,906	898

	31,528	30,078	61,623	57,555

IPS:
Unaffiliated customers	17,525	16,071	34,090	32,054
Intersegment revenues	185	784	552	1,325

	17,710	16,855	34,642	33,379

Corporate:
Unaffiliated customers	2,848	2,416	5,456	5,096
Intersegment revenues	300	608	533	1,397

	3,148	3,024	5,989	6,493

	142,411	131,192	277,339	255,937

Eliminations	(4,448)	(3,845)	(7,091)	(8,037)

Total Revenues	$137,963	$127,347	$270,248	$247,900

Operating income (loss):
PPM	$5,405	$4,306	$8,092	$8,475
IMGS	2,531	(1,232)	6,197	(1,046)
ISG	4,677	2,844	8,508	3,980
IPS	2,753	3,562	4,849	7,031
Corporate	(6,215)	(6,621)	(10,942)	(11,346)
Eliminations	—	—	—	—

Total	$9,151	$2,859	$16,704	$7,094

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

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIEs”) by business enterprises. This statement is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 in first quarter 2004 has not resulted in the consolidation of any VIEs as of June 30, 2004.

In December 2003, FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost. This statement retains the disclosures required by the originally issued Statement 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004. The adoption of this statement did not have a significant impact on the Company’s consolidated results of operations or financial position.

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

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other. Per the terms of the settlement agreement, Intel paid the Company $125.0 million in April 2004, $25.0 million in July 2004, and an additional $75.0 million is due in three quarterly installments over the following year. In addition, the Company granted Dell, Inc.™ (“Dell”) certain licenses to its patents and dismissed its separate pending litigation against Dell in the OEM case discussed below.

OEM Litigation: On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway and Hewlett-Packard Co.™/Compaq (“HP”) in the U.S. District Court for the Eastern District of Texas (the “OEM case”). The Company’s complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846. These computer system-level patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants. The OEMs asserted various defenses, pre-trial motions and countersuits against the Company, including a counterclaim alleging the Company’s patent assertions to be in violation of the Sherman Antitrust Act.

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

Thereafter, on April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany accusing the Company’s SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology. On April 19, 2004, HP filed three separate legal actions against the Company, including separate patent infringement actions in Delaware and the Eastern District of Texas, as well as an action in the German patent office to invalidate the German Clipper patents. HP’s Delaware action accuses the Company’s Z/I Imaging® digital camera of infringing a patent related to scanning technology. HP’s new Texas case accuses the Company’s SmartPlant 3D, IntelliShip, SmartPlant Offshore, and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.

On May 7, 2004, the Company’s IP division filed a second patent infringement suit against HP, accusing HP of infringing U.S. Patent 6,374,329 B1, High-Availability Super Server (“SuperServer”). The Company’s SuperServer patent pertains to the clustering of large numbers of processors in server systems. The Company’s complaint alleges that its SuperServer technology is employed in HP’s “DNA Memory Subsystem Technology™”, including HP’s SX1000 chipset, and Superdome, HP9000, 8400, and 7410 families of servers, and requests an injunction to stop HP from selling the infringing server systems. HP has responded by asserting a number of affirmative defenses, as well as a patent counterclaim asserting two HP Computer Aided Design (CAD) patents against Intergraph. A scheduling conference is set for August 10, 2004.

The Court conducted the Markman hearing on May 7, 2004, and issued its Markman construction on July 1, 2004. On July 13, 2004, the Court issued a new scheduling order setting jury selection for February 7, 2005, and rescheduling the trial to begin on February 21, 2005.

The Company has not determined what impact, if any, HP’s counterclaims and countersuits may have on the Company’s operations and cash flows, but plans to vigorously defend against the same.

AMD Litigation: On January 15, 2004, AMD filed a Declaratory Judgment Act patent action against the Company in the Northern District of California. AMD asserted that the Company’s family of “Clipper” patents (U.S. Patent Nos. 4,860,192 and 4,884,197 and 4,899,275 and 4,933,835 and 5,091,846) is either invalid, or not infringed by AMD’s microprocessor products. On April 9, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company’s Clipper patents. Under the terms of this license, AMD agreed to pay the Company $10 million by May 7, 2004, and agreed to make additional cash payments equal to 2% of the AMD Computation Product Group’s pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year. The Company received the $10 million payment as agreed.

BSI Litigation: In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. (“BSI”). The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company’s civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI’s Pennsylvania action was dismissed in March 2003, and BSI’s Delaware action was stayed pending the Alabama action. Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action. BSI did not specify an amount of damages in its claims. The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May. The Court ruled in favor of Intergraph on both Intergraph’s claims as well as BSI’s counterclaims. However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note. As a result, the Company took a charge of $885,000 in second quarter 2004. BSI has since appealed the court decision, which is expected to take between 18-24 months.

Other Litigation: The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

NOTE 17. INCOME TAXES

Income tax expense of $79.8 million for the first half of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service (“IRS”). The 2004 second quarter tax expense of $2.8 million was reduced by lowering the Company’s effective tax rate from 36.2% to 35.5% as a result of the Company’s ability to utilize foreign net operating losses for a benefit of $1.6 million, or $0.04 per share (basic and diluted). Also, the Company had a favorable resolution of audit issues with the IRS which resulted in an additional $2.0 million benefit, or $0.05 per share (basic and diluted). See “Income Taxes” in MD&A for further discussion of the Company’s tax position.

NOTE 18. SUBSEQUENT EVENTS

On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an Accelerated Stock Buyback (“ASB”) at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months. With the execution of the ASB on July 28, 2004, the Company’s $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock. The termination date for the current stock repurchase program is December 31, 2005.

NOTE 19. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing the Form 10-Q for the quarter ended June 30, 2004, management determined that it was appropriate to restate its financial statements for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004, to defer previously recorded revenues to a later date.

The Early Adopter Program (“EAP”) was a limited release of SmartPlant 3D Version 4. PPM’s internal accounting staff determined that the accounting for the Early Adopter Program should be reviewed after becoming aware that certain maintenance obligations and a specified upgrade to SmartPlant 3D Version 5 were included in the program.

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

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Quarter Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As		As
	Reported	Restated	Reported	Restated
(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$138,357	$137,963	$271,326	$270,248
Gross profit	69,943	69,554	137,054	135,996
Operating income	9,520	9,151	17,699	16,704
Net income	15,165	14,896	151,157	150,462
Net income per share
Basic	$0.41	$0.41	$4.15	$4.13
Diluted	$0.40	$0.39	$3.98	$3.96

	December 31, 2003		June 30, 2004
	As		As
	Reported	Restated	Reported	Restated
(in thousands)
Consolidated Balance Sheet Data
Accrued compensation	$38,871	$38,726	$34,487	$34,369
Other accrued expenses	40,855	40,835	42,030	41,990
Billings in excess of sales	48,711	49,970	51,108	53,445
Income taxes payable	27,177	26,912	61,455	60,890
Retained earnings	609,227	608,308	760,384	758,770

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook and strategies of Intergraph Corporation (the “Company” or “Intergraph”), financial guidance, including any projections about revenues, operating income levels, margins, costs, and market conditions, and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph’s various ongoing litigation proceedings; expectations regarding future results and cash flows; information regarding the development, timing of introduction, and performance of new products; the Company’s ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations. These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company’s control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company’s claims against Hewlett-Packard Co.™/Compaq (“HP”) or their countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts, the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company’s intellectual property rights; the ability of the Company to obtain required product certifications and timely deliver SP3D Version 5; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets, including the market for Intergraph common stock and any adjustment relating to the Accelerated Stock Buyback (“ASB”); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission (“SEC”).

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

Management is focused on improving the Company’s operating margins. The overall strategic goal in the next two to three years is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with peer companies. While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole. While second quarter 2004 revenue grew 8.3% over second quarter 2003, the Company anticipates modest annual revenue growth for 2004 as a whole. The Company believes any improvement in income from operations for 2004 will primarily be due to expense reductions as a result of the recent restructuring initiatives and anticipated slight improvements in gross margins.

Income from operations was 6.6% of revenue for Q2 2004 compared to 5.7% for Q1 2004 and 2.2% for Q2 2003. The increase in operating income as a percentage of revenue is primarily due to the Company’s higher gross margins as a result of better cost controls in the professional services projects, and higher software content in the maintenance contracts. Variations in quarterly results are expected; however, the Company remains optimistic regarding its goal of bringing annual operating margins more in line with those of its peer group over time.

The Company completed a strategic planning process in late July. The results of the process are intended to serve as the foundation for the Company’s strategy as it pursues growth. The Company’s strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions. As a result of this analysis, the Company identified three positive themes in the business that the Company intends to leverage over the coming years and identified several challenges it must address.

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

Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth. The Company’s strategy is to pursue opportunities in its markets through organic growth and investments in research and development. Also, the Company will consider acquiring companies or technologies, particularly within the public safety and plant design markets.

Third, the Company believes its customers recognize the commitment that the Company has made to the markets that its serves. As a result, the Company has customer relationships that in many cases span decades. The Company intends to leverage these durable customer relationships over the coming years by bringing additional products to market organically, as well as seeking to acquire companies and/or product offerings that have appeal to the Company’s customer base.

The Company has also identified some areas for improvement. First, the Company believes it sells too little software for its current level of development spending. Across its three software units, the Company spends approximately 14% of revenue on research and development. However, software related revenues for these same divisions comprise substantially less than half of their revenues. The Company believes the combination of this revenue mix and the difference in gross margins between software sales and services projects contributes to the Company’s relatively lower operating performance. As part of its efforts to improve performance, the Company is seeking to increase the software related components of its revenue and to improve the efficiency of its research and development efforts by emphasizing expected returns, strategic importance, and innovation.

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

Third, the Company believes its general and administrative costs are too high given its goal to improve operating performance. As a result, the Company intends to review its general and administrative processes in an effort to reduce costs. The Company’s ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A.

The Company has intellectual property that resulted from its hardware design and manufacturing operations that the Company exited in 2000. This intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design. The Company defends the value of its intellectual property portfolio through licensing and litigation. The Company remains actively engaged in licensing discussions, as well as patent litigation with several companies. In second quarter 2004, net intellectual property income of $8.0 million included $20.0 million in income for the Gateway Inc. (“Gateway”) and Advanced Micro Devices (“AMD”) settlements and $165,000 in royalties from Gateway. This is offset by $12.2 million in legal expenses and other related expenses associated with patent litigation. In second quarter 2003, net intellectual property expense of $4.3 million was composed of legal fees and other related expenses associated with protecting and licensing the Company’s intellectual property.

The Company’s current operations are divided into four business segments along with a Corporate oversight function (“Corporate”). The Company’s business segments are Intergraph Process, Power & Marine (“PPM”); Intergraph Mapping and Geospatial Solutions (“IMGS”); Intergraph Solutions Group (“ISG”); and Intergraph Public Safety, Inc. (“IPS”). For a complete discussion, see the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (“2003 Annual Report”).

RESULTS OF OPERATIONS

Revenues

Total revenues for second quarter and first half 2004 were $138.0 million and $270.2 million, respectively, up 8.3% and 9.0% from the comparable prior-year periods.

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

Systems: Systems revenue for second quarter and first half 2004 was $71.8 million and $141.5 million, down slightly from the comparable prior-year periods. The decrease in revenues for the second quarter 2004 over second quarter 2003 is primarily the result of $6.9 million in lower product and professional service sales in the ISG business segment from contracts completed between the reported periods, offset by an increase in revenues of $4.8 million at the IMGS business segment due to the delivery of products associated with a large international mapping customer and a favorable currency impact of 1.9% due to a weakening of the U.S. dollar. The decrease in revenues for the first half 2004 compared to the first half 2003 is due to the IPS and ISG business segments, where revenues declined $2.5 million and $7.8 million, respectively, as several contracts were completed or neared completion in 2003, offset by a 3.2% increase due to a weakening of the U.S. dollar and $7.3 million increase due to the delivery of products associated with a large international mapping customer for the IMGS business segment.

Maintenance: Maintenance revenues totaled $34.6 million in second quarter 2004 and $67.6 million for first half 2004, up 1.6% and 5.4%, respectively, from the comparable prior-year periods. Revenues increased 3.3% for second quarter 2004 as compared to second quarter 2003 due to a weakening of the U.S. dollar, and software revenues increased approximately $583,000 for new shipbuilding products offered by the PPM business segment. These increases were offset by a $1.2 million decrease in the ISG business segment as hardware continued to expire on maintenance contracts related to the Company’s exit from the hardware business. First half 2004 maintenance revenues increased approximately 5.6% due to a weakening of the U.S. dollar. Other increases include $1.8 million and $2.5 million for the IPS and PPM business segments, respectively, for new business. These increases were offset by a decrease of $2.2 million in the ISG business segment, for expiration of hardware maintenance contracts, and also by a decrease of $1.2 million in the IMGS business segment, for non-renewal of maintenance contracts of older Intergraph software product lines.

Services: Services revenue, consisting of revenues from implementation and consulting services, totaled $31.6 million for second quarter 2004 and $61.2 million for first half 2004, up approximately 54.5% and 50.8%, respectively, from the comparable prior-year periods. While all business segments showed improvement for both second quarter and first half 2004, the increase is primarily due to the effect of a large U.S. government project that began mid-2003 in the ISG business segment for $5.5 million and $11.0 million, respectively, for second quarter and first half 2004. In addition, the weakening of the U.S. dollar contributed to the overall increases in services revenues, 3.4% for second quarter 2004 and 6.3% for first half 2004.

Gross Margin

The Company’s total gross margin for second quarter 2004 was 50.4%, compared to 48.4% for second quarter 2003. The Company’s total gross margin for first half 2004 was 50.3%, compared to 47.7% for first half 2003.

Systems: Systems margin was 50.0% for second quarter 2004, up from 47.9% for second quarter 2003. First half 2004 systems margin was 50.4%, up from 48.1% for the first half 2003. The margin improvement for second quarter 2004 over second quarter 2003 resulted from a lower mix of third-party products, mainly in the ISG business segment, and a 2003 $1.2 million non-recurring adjustment in the IMGS business segment. The margin for first half 2004 improved over first half 2003, primarily from the completion of several lower margin contracts in the IMGS and ISG business segments and a weakening of the U.S. dollar. These improvements are offset by increased amortization of capitalized software development costs of $1.5 million in the PPM business segment. In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting. Also, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

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

Services: Services margin was 30.6% for second quarter 2004, up from 26.4% for second quarter 2003. First half 2004 services margin was 29.8%, up from 25.4% for the first half 2003. The improvement in services margin for both periods is the result of higher revenues and the corresponding personnel efficiency in this area. Also, the PPM business segment was able to reduce discounting in the current year as compared to 2003 when initial product offerings led to lower than normal pricing. In addition, also in the PPM business segment, an existing large contract was renewed with more market-based prices. Significant fluctuations in services revenues and margins from period to period are not unusual and can be caused by new or completed large orders, delayed progress on existing projects, and employee utilization rates.

Operating Expenses

Operating expenses were $60.4 million for second quarter 2004, up 2.9% from second quarter 2003. Operating expenses, including restructuring charges of $826,000, were $119.3 million for first half 2004, up 7.4% from first half 2003.

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

Sales and Marketing Expenses: Sales and marketing expenses were $28.2 million for second quarter 2004, up 10.0% from the second quarter 2003 level. This increase resulted from the weakening U.S. dollar for $851,000, an increase in incentive compensation of $702,000 related to higher revenue, an increase in headcount in the IPS business segment for $358,000 in an effort to grow orders and increase future revenue, and an increase of $420,000 for expenses resulting since the acquisition of new businesses. Sales and marketing expenses were $54.2 million for first half 2004, up 7.8% from the first half 2003 level. This increase was primarily due to the estimated $2.8 million unfavorable currency impact, an increase of $1.1 million for costs resulting since the acquisition of new businesses, an increase of $792,000 resulting from expanding headcount in the IPS business segment, and an increase in incentive compensation of $534,000 related to higher revenue. These increases were offset $1.1 million for a reallocation of resources from marketing activities to billable service projects.

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

Restructuring Charges: In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPM business segment in an effort to realign costs with revenues. For a complete discussion of restructuring charges, see the Company’s 2003 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

Non-Operating Income and Expense

Intellectual Property: “Intellectual property income (expense), net” in the consolidated statements of income consists of income resulting from settlements and licensing of the Company’s intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company’s intellectual property. Income and expenses associated with the intellectual property division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company’s business units.

In second quarter 2004, net intellectual property income of $8.0 million included $20.2 million in income from the Company’s settlements with Gateway and AMD and royalties from Gateway, offset by $12.2 million in legal fees and other related expenses associated with patent litigation. In second quarter 2003, net intellectual property expense of $4.3 million consisted of legal fees and related expenses.

For the first six months of 2004, net intellectual property income was $211.0 million, including $245.2 million from the Company’s settlements with Intel Corporation (“Intel”), Gateway, and AMD, and royalties from Gateway, offset by $34.1 million in legal fees and related expenses. Net intellectual property income in the first six months of 2003 was $1.0 million, comprised of $10.0 million income from a cross-licensing agreement with International Business Machines Inc. (“IBM”) net of $9.0 million in legal fees and related expenses. See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company’s 2003 Annual Report for complete details of these transactions.

Gain on Sale of Assets: In first quarter 2003, IMGS reported a gain of $1.2 million from the March 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy. This gain was offset slightly by a $65,000 loss in second quarter 2003.

Interest Income: Interest income was $1.1 million in second quarter 2004 and $1.7 million in second quarter 2003. For the first six months of 2004, interest income was $1.9 million, compared to $3.6 million for the same period 2003. Interest income from short-term investments decreased during 2004 due to declines in investments as a result of the Company’s fourth quarter 2003 modified Dutch auction tender offer that returned $260.0 million to shareholders.

Other: “Other income (expense), net” in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In second quarter 2004, net other expense of $504,000 included an $885,000 loss related to the Bentley Systems, Inc. (“BSI”) litigation. In second quarter 2003, net other expense of $326,000 included a $580,000 loss from an inventory of fixed assets. Net other income of $568,000 for the first six months of 2004 included foreign exchange gain of $958,000, partially offset by the $885,000 loss related to the BSI litigation. The net other expense of $369,000 for the first six months of 2003 included foreign exchange loss of $375,000. See Note 16 of Notes to Consolidated Financial Statements and “Item 1. Legal Proceedings” in Part II of MD&A for further discussion of the BSI litigation.

Income Taxes

The Company recorded income tax expense of $2.8 million for second quarter 2004 and $79.8 million for the first half of 2004, compared to a benefit of $1.0 million for second quarter 2003 and expense of $3.6 million for the first half of 2003. The Company had income before taxes of $17.7 and $230.3 million in the second quarter and first half of 2004, respectively, compared to $200,000 loss before taxes in the second quarter of 2003 and $12.5 million income before taxes for the first half of 2003.

Income tax expense of $79.8 million for the first half of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service (“IRS”). The 2004 second quarter tax expense of $2.8 million was reduced by lowering the Company’s effective tax rate from 36.2% to 35.5% as a result of the Company’s ability to utilize foreign net operating losses for a benefit of $1.6 million, or $0.04 per share (basic and diluted). Also, the Company had a favorable resolution of audit issues with the IRS which resulted in an additional $2.0 million benefit, or $0.05 per share (basic and diluted).

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

Results by Operating Segment

PPM: In second quarter 2004, PPM earned operating income of $5.4 million on revenues of $35.2 million, compared to second quarter 2003 operating income of $4.3 million on revenues of $32.7 million. The increase in operating income is primarily the result of increased maintenance and services revenue on new products, partially offset by higher operating expenses. For the first half of 2004, operating income was $8.1 million on revenues of $68.2 million, compared to operating income of $8.5 million on revenues of $63.2 million for the first half of 2003. Operating income decreased primarily due to higher product development and sales and marketing expense, and restructuring charges of $823,000. Revenues improved due to increased shipbuilding maintenance revenue associated with the Global Research and Development (“GRAD”) shipbuilding contract signed in April 2003 and increasing maintenance and services revenue from new products.

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

ISG: In second quarter 2004, ISG earned operating income of $4.7 million on revenues of $31.5 million, compared to second quarter 2003 operating income of $2.8 million on revenues of $30.1 million. The increase in operating income is primarily the result of higher gross margins due to revenue growth in ISG’s services business and $421,000 in operating expense reductions. The increase in services revenue was primarily attributable to the U.S. Air Force Enhanced Technical Information Management System (“ETIMS”) contract. ISG reported operating income of $8.5 million on revenues of $61.6 million for the first half of 2004, compared to operating income of $4.0 million on revenues of $57.6 million for the same period in 2003. The year-to-date increase in operating income is primarily due to increases in higher gross margin services revenues attributable to the ETIMS contract mentioned above and cost savings from headcount reductions in the maintenance business.

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

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company’s segment reporting.

Litigation

As further described in the Company’s 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation. Litigation is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A. See Note 16 of Notes to Consolidated Financial Statements and “Item 1. Legal Proceedings” in Part II of MD&A for a discussion of the 2004 developments for patent and other litigation.

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

In second quarter 2004, the Company spent approximately $6.4 million to repurchase 250,000 shares of its common stock under its stock repurchase program. As of June 30, 2004, the Company had repurchased approximately 16.6 million shares (including 10 million shares in a separate modified Dutch auction tender offer in December 2003) at a cost of $384.4 million since the program was initiated in late 2001. On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months. With the execution of the ASB on July 28, 2004, the Company’s $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock. The termination date for the current stock repurchase program is December 31, 2005.

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

Management believes there have been no significant changes during the six months ended June 30, 2004, to the items disclosed as “Critical Accounting Policies” in MD&A in the Company’s 2003 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2003 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company’s results of operations. For first half 2004, approximately 48% of the Company’s revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 46% for first half 2003. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries. The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first half 2004 results of operations by approximately $0.05 per share (basic and diluted) in comparison to first half 2003 results.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of Intergraph’s disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 17 of the Notes to Consolidated Financial Statements, subsequent to the issuance of Intergraph’s consolidated financial statements for the quarter ended June 30, 2004, management determined that it was appropriate to restate the consolidated financial statements for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004, to defer recorded revenues and to recognize them at a later date.

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

On March 29, 2004, the Company resolved its dispute with Intel regarding its PIC patents, and both parties agreed to dismiss all outstanding patent infringement claims and lawsuits against each other. Per the terms of the settlement agreement, Intel paid the Company $125.0 million in April 2004, $25.0 million in July 2004, and an additional $75.0 million is due in three quarterly installments over the following year. In addition, the Company granted Dell, Inc.™ (“Dell”) certain licenses to its patents and dismissed its separate pending litigation against Dell in the OEM case discussed below.

OEM Litigation: On December 16, 2002, the Company filed a patent infringement action against Dell, Gateway and Hewlett-Packard Co.™/Compaq (“HP”) in the U.S. District Court for the Eastern District of Texas (the “OEM case”). The Company’s complaint alleges that products from the three computer vendors infringe U.S. Patent Numbers 4,899,275 and 4,933,835 and 5,091,846. These computer system-level patents relate to memory management technology. The OEM action seeks an unspecified amount of damages for past infringement from the OEM defendants. The OEMs asserted various defenses, pre-trial motions and countersuits against the Company, including a counterclaim alleging the Company’s patent assertions to be in violation of the Sherman Antitrust Act.

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

Thereafter, on April 1, 2004, HP filed a patent countersuit against the Company in Mannheim, Germany accusing the Company’s SmartPlant 3D products of infringing two foreign patents related to the automated dimensioning technology. On April 19, 2004, HP filed three separate legal actions against the Company, including separate patent infringement actions in Delaware and the Eastern District of Texas, as well as an action in the German patent office to invalidate the German Clipper patents. HP’s Delaware action accuses the Company’s Z/I Imaging® digital camera of infringing a patent related to scanning technology. HP’s new Texas case accuses the Company’s SmartPlant 3D, IntelliShip, SmartPlant Offshore, and SmartSketch® products of infringing a patent related to dimensional conversions in computer-aided design software.

On May 7, 2004, the Company’s IP division filed a second patent infringement suit against HP, accusing HP of infringing U.S. Patent 6,374,329 B1, High-Availability Super Server (“SuperServer”). The Company’s SuperServer patent pertains to the clustering of large numbers of processors in server systems. The Company’s complaint alleges that its SuperServer technology is employed in HP’s “DNA Memory Subsystem Technology™”, including HP’s SX1000 chipset, and Superdome, HP9000, 8400, and 7410 families of servers, and requests an injunction to stop HP from selling the infringing server systems. HP has responded by asserting a number of affirmative defenses, as well as a patent counterclaim asserting two HP Computer Aided Design (CAD) patents against Intergraph. A scheduling conference is set for August 10, 2004.

The Court conducted the Markman hearing on May 7, 2004, and issued its Markman construction on July 1, 2004. On July 13, 2004, the Court issued a new scheduling order setting jury selection for February 7, 2005, and rescheduling the trial to begin on February 21, 2005.

The Company has not determined what impact, if any, HP’s counterclaims and countersuits may have on the Company’s operations and cash flows, but plans to vigorously defend against the same.

AMD Litigation: On January 15, 2004, AMD filed a Declaratory Judgment Act patent action against the Company in the Northern District of California. AMD asserted that the Company’s family of “Clipper” patents (U.S. Patent Nos. 4,860,192 and 4,884,197 and 4,899,275 and 4,933,835 and 5,091,846) is either invalid, or not infringed by AMD’s microprocessor products. On April 9, 2004, AMD agreed to settle its patent lawsuit against the Company and to take a license to the Company’s Clipper patents. Under the terms of this license, AMD agreed to pay the Company $10 million by May 7, 2004, and agreed to make additional cash payments equal to 2% of the AMD Computation Product Group’s pre-tax operating profits, if any, for the 2005 through 2007 calendar years, subject to a limit of $5 million per year. The Company received the $10 million payment as agreed.

BSI Litigation: In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. (“BSI”). The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company’s civil, plotting, and raster software product lines to BSI in 2000. BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement. BSI’s Pennsylvania action was dismissed in March 2003, and BSI’s Delaware action was stayed pending the Alabama action. Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action. BSI did not specify an amount of damages in its claims. The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May. The Court ruled in favor of Intergraph on both Intergraph’s claims as well as BSI’s counterclaims. However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note. As a result, the Company took a charge of $885,000 in second quarter 2004. BSI has since appealed the court decision, which is expected to take between 18-24 months.

Other Litigation: The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number of		Shares Purchased	Approximate Dollar Value
	Shares	Average	as Part of Publicly	of Shares that May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	per Share (2)	or Programs (3)	Plans or Programs ($000)
04/1/04 - 04/30/04	—	—	—	$134,959
05/1/04 - 05/31/04	—	—	—	134,959
06/1/04 - 06/30/04	250,000	25.73	250,000	128,527

Total Second Quarter	250,000	25.73	250,000	$128,527

(1) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18.

(2) Average price includes transaction costs.

(3) The share repurchase program, originally authorized on October 30, 2000, and most recently amended on April 29, 2003, authorizes the purchase of up to $250 million of the Company’s common stock. The expiration date for this program is December 31, 2005.

On July 28, 2004, the Company announced that it had repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted market trading price over the next nine months. With the execution of the ASB on July 28, 2004, the Company’s $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock. The termination date for the current stock repurchase program is December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intergraph Corporation’s Annual Meeting of Shareholders was held May 13, 2004. The results of the meeting follow.

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

(6) The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year was approved by a vote of 30,797,060 for, 1,488,891 against, and 22,218 abstentions.

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

Form 8-K dated April 28, 2004, reporting the Company’s first quarter 2004 earnings

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