Form 10-Q
period 2004-09-30
INTERGRAPH CORP
filed 2004-11-09
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common stock, par value $0.10 per share:  33,021,120 shares
outstanding as of September 30, 2004

INTERGRAPH CORPORATION
FORM 10-Q*
September 30, 2004

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2004, and December 31, 2003		2

	Consolidated Statements of Income for the quarters and nine months ended September 30, 2004, and 2003		3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, and 2003		4

	Notes to Consolidated Financial Statements		5 - 14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21 - 22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22 - 23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 5.	Other Information	24

	Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES			26

* Information contained in this Form 10-Q includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934.  Actual results may differ materially from those projected in the forward-looking statements.  Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K/A and this Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$264,713	$265,782
Accounts receivable, net	141,771	150,927
Inventories, net	17,996	15,443
Receivables from IP-related litigation	77,721	---
Other current assets	28,513	37,673

Total current assets	530,714	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	27,370	29,520
Other assets, net	10,133	12,500
Property, plant, and equipment, net	50,455	51,099

Total Assets	$628,171	$572,443

Liabilities and Shareholders' Equity
Trade accounts payable	$18,958	$23,052
Accrued compensation	35,229	38,726
Other accrued expenses	41,509	40,835
Billings in excess of sales	49,067	49,970
Income taxes payable	39,198	26,912

Total current liabilities	183,961	179,495

Deferred income taxes	11,700	13,465
Other noncurrent liabilities	293	548

Total noncurrent liabilities	11,993	14,013

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	195,138	201,240
Deferred compensation	(6,303)	(1,552)
Retained earnings	759,939	608,308
Accumulated other comprehensive income	11,472	12,790

	965,982	826,522
Less - cost of treasury shares (24,340,242 at September 30, 2004, and 21,259,223 at December 31, 2003)	(533,765)	(447,587)

Total shareholders' equity	432,217	378,935

Total Liabilities and Shareholders' Equity	$628,171	$572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

(In thousands, except per share amounts)

Revenues
Systems	$69,219	$75,357	$210,706	$218,582
Maintenance	35,159	32,441	102,747	96,551
Services	30,300	25,785	91,473	66,350

Total revenues	134,678	133,583	404,926	381,483

Cost of revenues
Systems	34,864	37,442	105,090	111,819
Maintenance	11,051	12,295	32,107	37,370
Services	21,990	17,877	64,960	48,139

Total cost of revenues	67,905	67,614	202,157	197,328

Gross profit	66,773	65,969	202,769	184,155

Operating expenses
Product development	14,834	16,465	43,881	42,942
Sales and marketing	28,728	24,049	82,940	74,338
General and administrative	15,661	19,970	50,868	54,296
Restructuring charges	---	---	826	---

Total operating expenses	59,223	60,484	178,515	171,576

Income from operations	7,550	5,485	24,254	12,579

Intellectual property income (expense), net	(8,911)	11,594	202,130	12,589
Gain on sale of assets	---	1,796	---	2,951
Interest income	1,091	1,497	3,040	5,096
Other income (expense), net	239	(303)	807	(672)

Income (Loss) before income taxes	(31)	20,069	230,231	32,543

Income tax benefit (expense)	1,200	(7,135)	(78,600)	(10,700)

Net income	$1,169	$12,934	$151,631	$21,843

Net income per share - basic	$0.03	$0.28	$4.26	$0.47
- diluted	$0.03	$0.27	$4.09	$0.45

Weighted average shares outstanding - basic	34,029	46,190	35,623	46,222
- diluted	35,398	48,135	37,109	48,322

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2004	2003

(In thousands)

Cash Provided By (Used For):
Operating Activities:
Net income	$151,631	$21,843
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	6,383	6,081
Amortization	15,232	12,769
Provisions for losses on accounts receivable	493	1,922
Noncurrent portion of deferred taxes	(1,760)	2,636
Income taxes payable	12,307	(35,114)
Gain on sale of assets	---	(2,951)
Receivables from IP-related litigation	(77,721)	(18,000)
Net changes in other assets and liabilities	(1,548)	14,120

Net cash provided by operating activities	105,017	3,306

Investing Activities:
Net proceeds from sales of assets	9,144	16,751
Purchases of property, plant, and equipment	(5,373)	(5,985)
Purchases of short-term investments	---	(34,166)
Proceeds from maturities of short-term investments	---	25,857
Capitalized software development costs	(7,869)	(8,034)
Business acquisitions, net of cash acquired	(1,326)	(2,030)
Other	(2,068)	(1,085)

Net cash used for investing activities	(7,492)	(8,692)

Financing Activities:
Borrowings	---	31
Debt repayment	---	(200)
Treasury stock repurchase and payment of tender offer expenses	(108,540)	(30,200)
Proceeds of employee stock purchases and exercises of stock options	8,490	8,760

Net cash used for financing activities	(100,050)	(21,609)

Effect of exchange rate changes on cash	1,456	2,424

Net decrease in cash and cash equivalents	(1,069)	(24,571)
Cash and cash equivalents at beginning of period	265,782	490,097

Cash and cash equivalents at end of period	$264,713	$465,526

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 ("2003 Annual Report").

The operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based option plans.  Accordingly, the Company recognized no compensation expense for these plans during the quarter and nine-month periods ended September 30, 2004, and 2003.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effect of applying SFAS 123 on a pro forma basis for the quarter and nine-month periods ended September 30, 2004, and 2003, is not likely to be representative of the effects on reported pro forma net income for future periods as options vest over several years, and it is anticipated that additional grants will be made in future years.

		Quarter Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003

(In thousands, except per share amounts)

Net income	As reported	$1,169	$12,934	$151,631	$21,843
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards (net of income tax)		(438)	(503)	(1,253)	(1,245)

	Pro forma	$731	$12,431	$150,378	$20,598

Basic income per share	As reported	$0.03	$0.28	$4.26	$0.47
	Pro forma	$0.02	$0.27	$4.22	$0.45
						:
Diluted income per share	As reported	$0.03	$0.27	$4.09	$0.45
	Pro forma	$0.02	$0.26	$4.05	$0.43

For the quarter ended September 30, 2004, the Company did not issue any shares or units of restricted stock.  For the nine months ended September 30, 2004, the Company issued 281,678 shares and 990 units of restricted stock, which were recorded at the quoted market price at the date of grant.  The total of all restricted stock issued as of September 30, 2004, was 356,678 shares and 990 units.  The cost of the restricted stock and restricted stock units is being amortized over a period of 4 years and began in August 2003.  The amortization expense for the quarter and nine months ended September 30, 2004, was $476,000 and $1,155,000, respectively.  For the quarter and nine months ended September 30, 2003, the Company issued 50,000 shares that resulted in an amortization expense of $46,000 for the period.

NOTE 3 - INVENTORIES

Inventories at September 30, 2004, and December 31, 2003, are summarized as follows:

	September 30,	December 31,
	2004	2003

(In thousands)

Raw materials	$7,136	$6,295
Work-in-process	5,976	3,538
Finished goods	2,471	2,939
Service spares	2,413	2,671

Totals	$17,996	$15,443

Inventories on hand at September 30, 2004, and December 31, 2003, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing maintenance obligations on computer hardware previously sold.  Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis (which is greater than expected sales) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.4 million in third quarter 2004 compared to $2.8 million in third quarter 2003, and $10.0 million and $7.3 million in the first nine months of 2004 and 2003, respectively.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $3.3 million in third quarter 2003 and $9.3 million in the first nine months of 2003 for costs otherwise eligible for capitalization.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets (included in "Other assets, net" in the consolidated balance sheets).

At September 30, 2004, and December 31, 2003, the Company's intangible assets and related accumulated amortization consisted of the following:

	September 30, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(In thousands)

Capitalized software development	$62,292	$(34,922)	$27,370	$54,423	$(24,903)	$29,520
Other intangible assets	50,411	(44,907)	5,504	48,011	(39,694)	8,317

Totals	$112,703	$(79,829)	$32,874	$102,434	$(64,597)	$37,837

The Company recorded amortization expense of $5.1 million and $4.6 million for third quarter 2004 and 2003, respectively, and $15.2 million and $12.8 million for the first nine months of 2004 and 2003, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2004, each of the succeeding five years, and thereafter is as follows: $6 million in 2004, $12 million in 2005, $5 million in 2006, $3 million in 2007, $3 million in 2008, $3 million in 2009, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after September 30, 2004.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $105.5 million and $102.2 million at September 30, 2004, and December 31, 2003, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash used for operations are as follows:

Nine Months Ended September 30,	2004	2003

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$7,588	$6,725
Inventories, net	(4,669)	4,744
Other assets and liabilities	(1,708)	338
Increase (decrease) in:
Trade accounts payable	(5,424)	1,226
Accrued compensation and other accrued expenses	(339)	5,561
Refundable income taxes	3,697	(2,062)
Billings in excess of sales	(693)	(2,412)

Net changes in other assets and liabilities	$(1,548)	$14,120

There were no significant non-cash investing and financing transactions in the quarter or year-to-date periods ended September 30, 2004, and 2003.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback contract are the Company's only common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended September 30, 2004, and 2003, these dilutive common stock equivalents were 1,369,000 and 1,945,000, respectively.  For the nine months ended September 30, 2004, and 2003, these dilutive shares were 1,486,000 and 2,100,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

(In thousands)

Net income	$1,169	$12,934	$151,631	$21,843
Unrealized holding gains arising during the period	8	96	245	1,028
Reclassification adjustment for realized gains included in net income	---	(812)	---	(812)
Translation adjustment for financial statements denominated in a foreign currency	926	589	(1,563)	6,563

Comprehensive income	$2,103	$12,807	$150,313	$28,622

There was no income tax effect related to the items included in other comprehensive income for third quarter and year-to-date 2004.  Year-to-date 2003 unrealized holding gains are shown net of income taxes of  $437,000.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company's PPM business segment.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  One-time severance benefits totaled $819,000, and lease termination costs totaled $7,000.  The following table sets forth a reconciliation of the ending liabilities for one-time severance and lease termination costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  The balance at September 30, 2004, represents the remaining liability on an international employment contract payable in February 2005.

	One-time Severance	Lease Termination Costs		Total Restructuring

(In thousands)
Restructuring charges	$819		$7	$826
Costs paid or otherwise settled - Q1 2004	(746)		(4)	(750)
Foreign currency exchange - Q1 2004	(3)		---	(3)

Accrual balance, March 31, 2004	70		3	73
Costs paid or otherwise settled - Q2 2004	(67)		(3)	(70)
Foreign currency exchange - Q2 2004	(1)		---	(1)

Accrual balance, June 30, 2004	2		---	2
Costs paid or otherwise settled - Q3 2004	---		---	---
Foreign currency exchange - Q3 2004	---		---	---

Accrual balance, September 30, 2004	$2	$	---	$2

In fourth quarter 2003, the Company recorded $4.0 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million, lease termination costs totaled $1.0 million, and other associated costs were $23,000.  The following table sets forth a reconciliation of the 2004 activity for one-time severance, lease termination costs, and other associated costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets:

	One-time Severance	Lease Termination Costs	Other Associated Costs	Total Restructuring

(In thousands)
Accrual balance, December 31, 2003	$2,493	$1,004	$23	$3,520
Costs paid or otherwise settled - Q1 2004	(1,703)	(336)	(3)	(2,042)
Foreign currency exchange - Q1 2004	(19)	(14)	(1)	(34)

Accrual balance, March 31, 2004	771	654	19	1,444
Costs paid or otherwise settled - Q2 2004	(617)	(132)	(4)	(753)
Foreign currency exchange - Q2 2004	5	3	1	9

Accrual balance, June 30, 2004	159	525	16	700
Costs paid or otherwise settled - Q3 2004	(95)	(116)	(2)	(213)
Foreign currency exchange - Q3 2004	(14)	11	(1)	(4)

Accrual balance, September 30, 2004	$50	$420	$13	$483

In fourth quarter 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities and Communications business with the IMGS division.  Cash outlays related to these actions for third quarter 2004 and first nine months 2004 approximated $28,000 and $88,000, respectively.  Cash outlays related to these actions for third quarter 2003 and first nine months 2003 approximated $383,000 and $1.7 million, respectively.  At September 30, 2004, the total remaining accrued liability for restructuring was approximately $29,000 compared to approximately $119,000 at December 31, 2003.  These liabilities are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  These accrued costs are expected to be paid during 2004 and relate to liabilities for idle building space in Asia.

For a complete discussion of the Company's restructuring activities in 2003 and 2002, see the Company's 2003 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In third quarter 2004, net intellectual property expense of $8.9 million included $221,000 in income from royalties with Gateway, Inc. ("Gateway") offset by $9.1 million in legal fees and other related expenses associated with patent litigation.  As per the settlement agreement, Gateway paid $5.0 million in May 2004, $2.5 million in July 2004, and $2.5 million in October 2004.  In third quarter 2003, net intellectual property income of $11.6 million included $18.0 million in income from the Company's settlement of all patent disputes with Texas Instruments Incorporated ("TI"), offset by $6.4 million in legal fees and related expenses.

For the first nine months of 2004, net intellectual property income was $202.1 million.  This included $225.0 million in income from the Company's settlement with Intel Corporation ("Intel"), $10.0 million in income from the Company's settlement with Advanced Micro Devices, and $10.4 million from the Company's settlement and royalties with Gateway.  The Company received payments from Intel of $125.0 million in April 2004 and $25.0 million in July and October 2004.  The remainder is payable in quarterly installments through April 2005.  Year-to-date legal fees and patent litigation expenses were $43.3 million.  For the first nine months of 2003, net intellectual property income was $12.6 million, comprised of $10.0 million in income from a cross-licensing agreement with International Business Machines, Inc. and $18.0 million in income from the TI settlement, net of $15.4 million in legal fees and related expenses.

For a complete discussion of litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in this Form 10-Q.

NOTE 12 - GAIN ON SALE OF ASSETS

In third quarter 2003, the Company recognized a gain of $1.8 million for the sale of its Creative Technology Ltd. stock.  During the nine months ended September 30, 2003, IMGS also recognized a gain of approximately $1.1 million from the first quarter 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.  For a complete discussion, see the Company's 2003 Annual Report.

NOTE 13 - SEGMENT REPORTING

The Company's current operations are divided into four business segments along with Corporate.  The four core business segments are PPM, IMGS, ISG, and IPS.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  Each is discussed in further detail below.

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

IPS develops computer graphics-based systems designed for public safety agencies, commercial fleet operations, campus, military base, and airport security.  IPS systems are complete, integrated solutions for command and control, deployment, tracking, information gathering and analysis, video forensics analysis, and law enforcement and jail records management.

Corporate includes revenues and costs for Teranetix (a provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer, Chief Financial Officer, Treasurer, Strategic Planning, General Counsel, the Board of Directors, internal and external audit, other costs that are directly the result of Intergraph being a publicly held company, and residual costs of exiting the hardware business, including management of a repair depot.

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

The following table sets forth revenues and operating income (loss) by business segment for the quarters and nine months ended September 30, 2004, and 2003.

		Quarter Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003

(In thousands)

Revenues:
PPM:
	Unaffiliated customers	$34,881	$33,179	$102,387	$95,202
	Intersegment revenues	332	415	1,032	1,597

		35,213	33,594	103,419	96,799

IMGS:
	Unaffiliated customers	48,530	52,203	147,839	143,903
	Intersegment revenues	1,022	2,867	3,357	4,397

		49,552	55,070	151,196	148,300

ISG:
	Unaffiliated customers	32,737	30,077	96,257	86,418
	Intersegment revenues	1,013	3,232	8,201	14,244

		33,750	33,309	104,458	100,662

IPS:
	Unaffiliated customers	16,006	15,751	50,468	48,491
	Intersegment revenues	583	1,573	1,135	2,898

		16,589	17,324	51,603	51,389

Corporate:
	Unaffiliated customers	2,524	2,373	7,975	7,469
	Intersegment revenues	210	512	748	1,909

		2,734	2,885	8,723	9,378

		137,838	142,182	419,399	406,528

Eliminations		(3,160)	(8,599)	(14,473)	(25,045)

Total Revenues		$134,678	$133,583	$404,926	$381,483

Operating income (loss):
PPM		$3,966	$4,016	$12,058	$12,491
IMGS		1,532	1,974	4,477	(1,036)
ISG		4,695	2,499	16,732	8,586
IPS		1,749	3,760	6,515	10,661
Corporate		(4,392)	(6,764)	(15,528)	(18,123)
Eliminations		---	---	---	---

Total		$7,550	$5,485	$24,254	$12,579

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include intellectual property income and expense, interest income, and gains and losses on sales of assets.  See Notes 11 and 12 of Notes to Consolidated Financial Statements for comparative details of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6.0 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.2 million at September 30, 2004, and $4.9 million at December 31, 2003).

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIEs") by business enterprises.  This pronouncement must be adopted by public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The adoption of FIN 46 in first quarter 2004 has not resulted in the consolidation of any VIEs as of September 30, 2004.

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

NOTE 16 - LITIGATION

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio ("IP") by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2004 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Clipper System Patents "OEM" Litigation: On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.TM  ("Dell"), Gateway and Hewlett-Packard Co.TM/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company reached settlements with Dell and Gateway, wherein both companies received a license to the Company's Clipper patents and were dismissed from the Company's OEM case.  As a result, HP is the only remaining defendant.

HP has asserted various defenses, motions, counterclaims and countersuits against the Company.  HP's countersuits include various patent infringement actions filed in the Northern District of California, Eastern District of Texas, Delaware and Germany, and cover a diverse set of software and scanner technologies.  The Company plans to vigorously defend against HP's countersuits.

Several of HP's defense motions were recently denied by the Trial Court, including motions pertaining to patent exhaustion, limitation of damages, and certain invalidity assertions.  As a result, the OEM case presently remains scheduled for trial on February 21, 2005, with jury selection scheduled to occur on February 7, 2005.

A scheduling order was entered in the Company's "SuperServer" case against HP, setting the case for trial on April 11, 2005.  The order also set the SuperServer Markman hearing for December 8, 2004, and established a court directed mediation (which was conducted on November 4, 2004).  The Company's SuperServer patent pertains to the clustering of large numbers of processors in server systems.  The SuperServer case is pending in the Eastern District of Texas, where the Company has requested an injunction to stop HP from selling infringing server systems.  In response, HP filed a number of affirmative defenses and patent counterclaims.  The Court has since severed HP's counterclaims into a separate case set for trial in October 2005.

Further information on the Company's IP licensing and litigation activities, including a full copy of all referenced orders, is available for viewing on Intergraph's Website at www.intergraph.com/ip/.

BSI Litigation:  In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI").  The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action.  BSI did not specify an amount of damages in its claims.  The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May.  The Court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $885,000 in second quarter 2004.  BSI has since appealed the court decision, which is expected to take between 8-12 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

NOTE 17 - INCOME TAXES

The Company recorded income tax benefit of $1.2 million for third quarter 2004 and expense of $78.6 million for the first nine months of 2004, compared to expense of $7.1 million for third quarter 2003 and expense of $10.7 million for the first nine months of 2003.  Income tax expense of $78.6 million for the first nine months of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service ("IRS").  The Company lowered its effective tax rate from 35.5% to 35.0% in Q3 2004 as a result of the Company's ability to utilize foreign net operating losses for a benefit of $1.2 million, or $0.03 per share (diluted).

Income tax expense for the first nine months of 2003 of $10.7 million was attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by a favorable resolution of a disputed issue with the IRS.   The third quarter 2003 tax expense of $7.1 million was the result of taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries.  See "Income Taxes" in MD&A for further discussion of the Company's tax position.

NOTE 18 - RESTATEMENT OF FINANCIAL STATEMENTS

Prior to filing the Form 10-Q for the quarter ended September 30, 2004, management determined that it was appropriate to restate its financial statements for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004, to defer previously recorded revenues to a later date. The restatement of the previously filed 10-Q's for 2004 reduced reported revenue for the first six months of 2004 by $1.1 million, reduced net income by $695,000 and earnings per share by $.02. The restatement of the financial statements for December31, 2003 and the two quarters mentioned above reduced retained earnings by $1.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the business outlook of Intergraph Corporation (the "Company" or "Intergraph"), financial guidance, including any projections about revenues, operating income levels, margins, and market conditions and their anticipated impact on the Company and its vertical business segments; expectations regarding Intergraph's various ongoing litigation proceedings; expectations regarding future results and cash flows; costs associated with the Company's Accelerated Stock Buyback ("ASB"); information regarding the development, timing of introduction, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations. Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, including the Company's claims against Hewlett-Packard Co.™ or their countersuits against the Company, and other ongoing and potential litigation and patent enforcement efforts; uncertainties regarding the cost and impact of the accounting errors relating to the Early Adopter Program ("EAP"); the ability of the Company to obtain required product certifications and timely deliver SP3D Version 5; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); material changes with respect to our business, litigation prospects, or the securities markets (including the market for Intergraph common stock and any adjustment relating to the ASB); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").

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

Over the past six years, the Company has taken significant measures to reduce its losses and return to profitability, including extensive reductions in its workforce, the sale of several non-core business units and assets, and the exit of the Company's hardware design and manufacturing operations in 2000.  These actions allowed the Company to return to profitability in 2001.  The Company was profitable again in 2002, 2003, and the first three quarters of 2004.

Management is focused on improving the Company's operating margins.  The overall strategic goal in the next 18-24 months is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with peer companies.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  The Company anticipates modest annual revenue growth for 2004 as a whole.  The Company believes any improvement in income from operations for 2004 will primarily be due to expense reductions as a result of the restructuring initiatives in Q4 2003 and Q1 2004 and anticipated slight improvements in gross margins.

Income from operations was 5.6% of revenue for Q3 2004 compared to 4.1% for Q3 2003.  The year-to-year increase in operating income as a percentage of revenue is due to the slightly higher gross margins and lower operating expenses.  Variations in quarterly results are expected; however, the Company remains optimistic regarding its goal of bringing annual operating margins more in line with those of its peer group over time.

On October 27, 2004, the Company's senior management, after discussions with the Company's Independent Registered Public Accounting Firm, Ernst & Young LLP, concluded, and its Audit Committee and Board of Directors concurred, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the period ending December 31, 2003, and the Company's Quarterly Reports on Form 10-Q for the periods ending March 31, 2004 and June 30, 2004, should be amended to correct an error relating to the accounting for the Company's SmartPlant 3D Early Adopter Program.  The Early Adopter Program was a limited release of SmartPlant 3D Version 4.  The internal accounting staff of Intergraph Process, Power & Marine ("PPM") determined that the accounting for the Early Adopter Program should be reviewed after becoming aware that certain maintenance obligations and a specified upgrade to SmartPlant 3D Version 5 were included in the program.   The Company has filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2004 and June 30, 2004, reflecting the correction of these errors. The Company has been requested by the SEC staff to provide certain documents on a voluntary basis relating to the Company's amendments for the SmartPlant 3D Early Adopter Program mentioned above. The Company intends to cooperate with the staff's inquiry.

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

The Company's current operations are divided into four business segments along with a Corporate oversight function ("Corporate").  The Company's business segments are PPM; Intergraph Mapping and Geospatial Solutions ("IMGS"); Intergraph Solutions Group ("ISG"); and Intergraph Public Safety, Inc. ("IPS").  For a complete discussion, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 ("2003 Annual Report").

RESULTS OF OPERATIONS

Revenues

Total revenues for third quarter 2004 were $134.7 million, slightly higher than third quarter 2003.  Year-to-date revenues for 2004 were $404.9 million, an increase of 6.1% from the 2003 levels.

Sales outside the United States represented approximately 49% of total revenues in the first nine months of 2004, up 11.6% from the comparable period in 2003.  European revenues were 31% of total revenues for the first nine months of 2004, up 10.7% from the first nine months of 2003.

The Company reports revenue in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenue for third quarter and first nine months of 2004 was $69.2 million and $210.7 million, respectively, down 8.1% and 3.6% from the comparable prior-year periods.  The decrease in revenues for the third quarter 2004 over third quarter 2003 includes a $4.9 million decrease in revenues in the IMGS business segment due to lower activity on a large map production contract.  The decrease in revenues for the first nine months of 2004 compared to the first nine months of 2003 includes a $5.7 million decrease for completed or near completed contracts in the ISG business segment, an $11.8 million decrease in the IMGS business segment for the map production contract referred to above, offset by an estimated increase of $6.1 million due to a weakening of the U.S. dollar, and an increase of $3.3 million for digital camera shipments in the IMGS business segment in 2004.

Maintenance:  Maintenance revenues totaled $35.2 million in third quarter 2004 and $102.7 million for the first nine months of 2004, up 8.4% and 6.4%, respectively, from the comparable prior-year periods.  Revenues increased for third quarter 2004 as compared to third quarter 2003 by an estimated $1.3 million due to a weakening of the U.S. dollar and increased $1.2 million from new software business in the PPM, IPS, and IMGS business segments.  The increase in revenues for the first nine months of 2004 includes an increase of estimated $4.9 million due to a weakening of the U.S. dollar and a $4.3 million increase related to new software business in the IPS, PPM, and IMGS business segments, partially offset by a decrease of $3.0 million in the ISG business segment for expiration of hardware maintenance contracts.

Services:  Services revenue, consisting of revenues from implementation and consulting services, totaled $30.3 million for third quarter 2004 and $91.5 million for the first nine months of 2004, up approximately 17.5% and 37.9%, respectively, from the comparable prior-year periods.  The increase for the third quarter 2004 includes a $3.1 million increase in the ISG business segment for an increase in labor activity on its U.S. government contracts and an overall increase of estimated $1.0 million for a weakening of the U.S. dollar.  The increase in revenues for the first nine months of 2004 includes the effect of a large U.S. government project that began mid-2003 in the ISG business segment for $11.5 million.  Additional increases of $6.6 million are related to new projects performed by the PPM and ISG business segments.  The weakening of the U.S. dollar contributed an estimated $3.5 million to the overall increase in services revenues for the first nine months of 2004.

Gross Margin

The Company's total gross margin for third quarter 2004 was 49.6%, up slightly from third quarter 2003 margin of 49.4%.  The Company's total gross margin for the first nine months of 2004 was 50.1%, compared to 48.3% for the same period in 2003.

Systems:  Systems margin was 49.6% for third quarter 2004, down slightly from 50.3% for third quarter 2003.  The margin decline for third quarter 2004 over third quarter 2003 includes a decline in the mix of software sales and a return of software in the IMGS business segment as a result of a contract cancellation, an increase in capitalized software amortization in the PPM business segment, partially offset by less activity on a lower margin map production contract in the IMGS business segment.  First nine months of 2004 systems margin was 50.1%, up from 48.8% for the first nine months of 2003.  The margin for the first nine months of 2004 improved over the 2003 level in the IMGS business segment reflecting decreased activity on a lower margin map production contract and from an overall weakening of the U.S. dollar.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for third quarter 2004 was 68.6%, up from 62.1% for third quarter 2003.  First nine months of 2004 maintenance margin was 68.8%, up from 61.3% for the first nine months of 2003.  The improvement in margin for both periods includes continued cost reductions associated with lower hardware maintenance revenues and more software as a percent of total revenue.

Services:  Services margin was 27.4% for third quarter 2004, down from 30.7% for third quarter 2003.  The decrease in services margin includes an increase in the use of higher cost third party resources in the IMGS and ISG business segments.   First nine months of 2004 services margin was 29.0%, up from 27.4% for the first nine months of 2003.  The improvement in margin includes less third party elements on a large U.S. government contract in the ISG business segment and lower cost as a result of 2003 restructuring in the IMGS business segment.

Operating Expenses

Operating expenses were $59.2 million for third quarter 2004, down 2.1% from third quarter 2003.  Operating expenses, including restructuring charges of $826,000, were $178.5 million for the first nine months of 2004, up 4.0% from the same period in 2003.

Product Development Expenses:  Product development expenses were $14.8 million for third quarter 2004, down 9.9% from third quarter 2003 levels.  The decrease for 2004 includes cost savings from headcount reductions of $634,000, reduced outside professional services of $229,000, and lower incentive pay of $282,000.  Product development expenses were $43.9 million for the first nine months of 2004, an increase of 2.2% from the first nine months of 2003 levels.  This increase includes a $845,000 increase in shipbuilding product development costs in the PPM business segment and a $755,000 decrease in software development costs qualifying for capitalization in the IMGS business segment, partially offset by cost savings from headcount reductions of $840,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $28.7 million for third quarter 2004, up 19.5% from the third quarter 2003 level.  This increase reflects the $983,000 estimated impact of a weakening U.S. dollar, an increase in pre-sales support of $966,000, an increase of $650,000 related to trade shows, an increase in headcount in the IPS business segment for $583,000 in an effort to grow orders and increase future revenue, and an increase of $476,000 for expenses resulting since the acquisition of new businesses.  Sales and marketing expenses were $82.9 million for the first nine months of 2004, up 11.6% from the first nine months of 2003 level.  This increase includes an estimated $3.8 million unfavorable currency impact, an increase of $1.9 million resulting from expanding headcount in the IPS business segment, an increase in Corporate marketing of $1.3 million, and an increase of $1.1 million for costs resulting since the acquisition of new businesses.

General and Administrative Expenses:  General and administrative expenses were $15.7 million for third quarter 2004, down 21.6% from the third quarter 2003 level.  This decrease includes lower bad debt expense of $1.7 million and a decrease in legal fees of approximately $1.5 million.  General and administrative expenses were $50.9 million for the first nine months of 2004, down 6.3% from the first nine months of 2003 level.  This decrease reflects lower bad debt expense of $1.4 million, a $1.0 million decrease from headcount reductions in the Corporate, IMGS, and ISG business segments, cost savings from reduced occupancy expense of $942,000, and a reduction in office equipment rentals of $707,000 related to 2003 restructurings.  These decreases were offset in part by an estimated increase from the weakening of the U.S. dollar for approximately $1.6 million.

Restructuring Charges:  In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPM business segment in an effort to realign costs with revenues.  For additional information regarding restructuring charges, see the Company's 2003 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

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

In third quarter 2004, net intellectual property expense of $8.9 million included $221,000 in royalty income from Gateway Inc. ("Gateway"), offset by $9.1 million in legal fees and other related expenses associated with patent litigation.  In third quarter 2003, net intellectual property income of $11.6 million included $18.0 million in income from the Company's settlement of all patent disputes with Texas Instruments Incorporated ("TI"), offset by $6.4 million in legal fees and related expenses.

For the first nine months of 2004, net intellectual property income was $202.1 million, including $245.4 million from the Company's settlements with Intel Corporation, Gateway, and Advanced Micro Devices, and royalties from Gateway, offset by $43.3 million in legal fees and related expenses.  Net intellectual property income in the first nine months of 2003 was $12.6 million, comprised of $10.0 million income from a cross-licensing agreement with International Business Machines Inc. and $18.0 million in income from the TI settlement, net of $15.4 million in legal fees and related expenses.  See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company's 2003 Annual Report for complete details of these transactions.

Gain on Sale of Assets:  In third quarter 2003, the Company recognized a gain of $1.8 million for the sale of its Creative Technology Ltd. stock.  During the nine months ended September 30, 2003, the Company also reported a net gain of approximately $1.1 million from the first quarter 2003 sale of its aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.

Interest Income:  Interest income was $1.1 million in third quarter 2004 and $1.5 million in third quarter 2003.  For the first nine months of 2004, interest income was $3.0 million, compared to $5.1 million for the same period 2003.  Interest income decreased during 2004 due to declines in investments as a result of the Company's fourth quarter 2003 modified Dutch auction tender offer that returned $260.0 million to shareholders and an ASB in July 2004 that returned $100.0 million to shareholders.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In third quarter 2004, net other income of $239,000 included return of capital from an investment of $184,000.  In third quarter 2003, net other expense of $303,000 included a $210,000 foreign exchange loss.  Net other income of $807,000 for the first nine months of 2004 included a foreign exchange gain of $861,000.  The net other expense of $672,000 for the first nine months of 2003 included a foreign exchange loss of $585,000.

Income Taxes

The Company recorded income tax benefit of $1.2 million for third quarter 2004 and expense of $78.6 million for the first nine months of 2004, compared to expense of $7.1 million for third quarter 2003 and expense of $10.7 million for the first nine months of 2003.  The Company had $31,000 loss before taxes and $230.2 million income before taxes in the third quarter and the first nine months of 2004, respectively, compared to $20.1 million income before taxes in the third quarter of 2003 and $32.5 million income before taxes for the first nine months of 2003.

Income tax expense of $78.6 million for the first nine months of 2004 is attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service ("IRS").  The Company lowered its effective tax rate from 35.5% to 35.0% in Q3 2004 as a result of the Company's ability to utilize foreign net operating losses for a benefit of $1.2 million, or $0.03 per share (diluted).

Income tax expense for the first nine months of 2003 of $10.7 million was attributable to taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by a favorable resolution of a disputed issue with the IRS.   The third quarter 2003 tax expense of $7.1 million was the result of taxes on patent litigation income, U.S. operations, and individually profitable majority-owned subsidiaries.

See the Company's 2003 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

PPM:  In third quarter 2004, PPM earned operating income of $4.0 million on revenues of $35.2 million, compared to third quarter 2003 operating income of $4.0 million on revenues of $33.6 million.  Operating income remained relatively flat for the two periods although revenue increased $1.6 million.  Flat operating income, despite increased revenue, was mainly the result of increased sales and marketing costs in Q3 associated with the annual user conference, APEX.  For the first nine months of 2004, operating income was $12.1 million on revenues of $103.4 million, compared to operating income of $12.5 million on revenues of $96.8 million for the first nine months of 2003.  Revenues increased due to increased shipbuilding maintenance revenue associated with the Global Research and Development ("GRAD") shipbuilding contract signed in April 2003 and increasing maintenance and services revenue from new products. The resulting decrease in operating income was due to higher product development and sales and marketing expenses, and restructuring charges of $823,000.

IMGS:  In third quarter 2004, IMGS earned operating income of $1.5 million on revenues of $49.6 million, compared to a third quarter 2003 operating income of $2.0 million on revenues of $55.1 million.  The decrease in operating income is the result of lower activity on a large U.S. map production contract, a decline in product sales and labor services contracts in the Asia Pacific region, and a return of software from a customer.  These are partially offset by increased sales of digital mapping cameras.  For the first nine months of 2004, operating income was $4.5 million on revenues of $151.2 million, compared to operating loss of $1.0 million on revenues of $148.3 million for the first nine months of 2003.  The significant increase in operating income for the first nine months of 2004 is the result of higher margins on U.S. Federal contract revenue and the sale of additional digital mapping cameras mentioned above.

ISG:  In third quarter 2004, ISG earned operating income of $4.7 million on revenues of $33.8 million, compared to third quarter 2003 operating income of $2.5 million on revenues of $33.3 million.  The increase in operating income is the result of higher gross margins in services due to increased labor services utilization and overhead cost reductions.  ISG reported operating income of $16.7 million on revenues of $104.5 million for the first nine months of 2004, compared to operating income of $8.6 million on revenues of $100.7 million for the same period in 2003.  The year-to-date increase in operating income is due to higher services gross margins attributable to changes in revenue mix and increased labor services utilization as well as cost savings from headcount reductions in the maintenance business.

IPS:  In third quarter 2004, IPS earned operating income of $1.7 million on revenues of $16.6 million, compared to third quarter 2003 operating income of $3.8 million on revenues of $17.3 million.  In the first nine months of 2004, IPS earned operating income of $6.5 million on revenues of $51.6 million, compared to the first nine months of 2003 operating income of $10.7 million on revenues of $51.4 million.  Operating income in the third quarter and first nine months of 2004 decreased due to fewer software sales to utility customers, lower gross margins, and higher sales and marketing expenses resulting from headcount additions in an effort to increase orders and future revenues.

Corporate:  In third quarter 2004, Corporate reported an operating loss of $4.4 million on revenues of $2.7 million, compared to a third quarter 2003 operating loss of $6.8 million on revenues of $2.9 million.  For the first nine months of 2004, Corporate reported an operating loss of $15.5 million on revenues of $8.7 million compared to an operating loss of $18.1 million on revenues of $9.4 million for the same period in 2003.  Revenues are primarily associated with hardware repair, logistics, and international hardware maintenance services.  Operating expenses include costs associated with worldwide corporate oversight functions, including those related to being a publicly held company, corporate marketing, and management of residual hardware functions.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

Litigation

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio by engaging in both licensing discussions and patent infringement litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations section contained in this Form 10-Q ("MD&A").  See Note 16 of Notes to Consolidated Financial Statements and "Item 1. Legal Proceedings" in Part II of MD&A for a discussion of the 2004 developments for patent and other litigation.

Remainder of the Year

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on accurately anticipating customer requirements and technological trends, developing and delivering on a timely basis new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.  Better annual operating results will also depend on global political events and worldwide economic improvement in the markets served.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company continues to face legal expenses of unknown duration and amount as it licenses its intellectual property and otherwise asserts its intellectual property rights and defends related countersuits.  The ultimate impact of these initiatives is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, cash and cash equivalents totaled $264.7 million compared to $265.8 million at December 31, 2003.  The Company had no debt at September 30, 2004, or December 31, 2003.  Non-operating events that may require the use of cash include the Company's patent litigation and enforcement program, including defending related countersuits, and its stock repurchase program.

On July 28, 2004, the Company repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250.0 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  As of September 30, 2004, the Company had repurchased approximately 20.3 million shares (including 10 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares in connection with an ASB) at a cost of $484.7 million since the program was initiated in late 2001.  The termination date for the current stock repurchase program is December 31, 2005.  Depending upon the trading price of a Company's common stock during the term of the ASB, the Company may be required to make an additional payment to the financial intermediary.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6.0 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.2 million at September 30, 2004, and $4.9 million at December 31, 2003).

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

Management believes there have been no significant changes during the nine months ended September 30, 2004, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2003 Annual Report.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For the first nine months of 2004, approximately 49% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 47% for the same period in 2003.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first nine months of 2004 results of operations by approximately $0.08 per share (basic and diluted) in comparison to first nine months of 2003 results.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia.  Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at September 30, 2004, or December 31, 2003, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash and cash equivalents are generally invested in short-term, highly liquid, interest-bearing securities, which may include short-term municipal bonds, time deposits, money market funds, commercial paper, and U.S. government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that pre-tax earnings could be affected by approximately $0.02 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.          CONTROLS AND PROCEDURES

The Company, maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

On October 27, 2004, management determined that it was appropriate to restate the consolidated financial statements for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004, to defer recorded revenues and to recognize them at a later date.  As part of the controls and procedures over the selection and application of accounting principles, in particular software revenue recognition under Statement of Position ("SOP") 97-2, the Company's accounting officers independently reviewed SOP 97-2 together with other accounting literature and consulted with the Company's Independent Registered Public Accounting Firm regarding certain revenue recognition and accounting developments.

R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of Intergraph's disclosure controls and procedures as of September 30, 2004.  Based upon their evaluation, they concluded that, as of the end of the period covered by this report there was a material weakness in the controls and procedures used to identify and determine the appropriate accounting for the matter that was the subject of the restatement.  Specifically, the controls and procedures did not result in the proper recognition of revenue related to the EAP program on a timely basis.

The Company has taken steps to strengthen further control processes and procedures to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination that it was appropriate to restate certain prior period financial statements. The Company is taking the following steps, among others:

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

•

Supplementing the Company's existing revenue recognition policies and procedures to clarify certain complex areas, including software revenue recognition, to promote a broader understanding of the applicable policies among Company personnel.

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

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As further described in the Company's 2003 Annual Report, the Company continues to protect its intellectual property portfolio ("IP") by engaging in both licensing discussions and patent infringement litigation.  The following is a discussion of the 2004 developments for patent and other litigation.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Clipper System Patents "OEM" Litigation: On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.TM ("Dell"), Gateway and Hewlett-Packard Co.TM/Compaq ("HP") in the U.S. District Court for the Eastern District of Texas. The Clipper system patents relate to memory management technology.

As previously reported, the Company reached settlements with Dell and Gateway, wherein both companies received a license to the Company's Clipper patents and were dismissed from the Company's OEM case.   As a result, HP is the only remaining defendant.

HP has asserted various defenses, motions, counterclaims and countersuits against the Company.  HP's countersuits include various patent infringement actions filed in the Northern District of California, Eastern District of Texas, Delaware and Germany, and cover a diverse set of software and scanner technologies.  The Company plans to vigorously defend against HP's countersuits.

Several of HP's defense motions were recently denied by the Trial Court, including motions pertaining to patent exhaustion, limitation of damages, and certain invalidity assertions.  As a result, the OEM case presently remains scheduled for trial on February 21, 2005, with jury selection scheduled to occur on February 7, 2005.

A scheduling order was entered in the Company's "SuperServer" case against HP, setting the case for trial on April 11, 2005. The order also set the SuperServer Markman hearing for December 8, 2004, and established a court directed mediation (which was conducted on November 4, 2004).   The Company's SuperServer patent pertains to the clustering of large numbers of processors in server systems.   The SuperServer case is pending in the Eastern District of Texas, where the Company has requested an injunction to stop HP from selling infringing server systems. In response, HP filed a number of affirmative defenses and patent counterclaims.   The Court has since severed HP's counterclaims into a separate case set for trial in October 2005.

Further information on the Company's IP licensing and litigation activities, including a full copy of all referenced orders, is available for viewing on Intergraph's Website at www.intergraph.com/ip/.

BSI Litigation:  In December 2002, the Company filed a declaratory judgment action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI").  The action sought the interpretation and enforcement of an asset purchase agreement and promissory note, which were executed in conjunction with the sale of the Company's civil, plotting, and raster software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging that the Company breached certain terms of the asset purchase agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those claims asserted in its Delaware action.  BSI did not specify an amount of damages in its claims.  The case was submitted to the Court for determination in April 2004, and the Court issued its judgment in early May.  The Court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was actually less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $885,000 in second quarter 2004.  BSI has since appealed the court decision, which is expected to take between 8-12 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)

07/1/04 - 07/31/04	3,797,949	26.39	3,797,949	$28,299
08/1/04 - 08/31/04	---	---	---	28,299
09/1/04 - 09/30/04	---	---	---	28,299

Total Third Quarter	3,797,949	26.39	3,797,949	$28,299

(1) Average price includes transaction costs.

(2) The share repurchase program, originally authorized on October 30, 2000, and most recently amended on April 29, 2003, authorizes the purchase of up to $250 million of the Company's common stock.  The expiration date for this program is December 31, 2005.

On July 28, 2004, the Company repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2005.

ITEM 5.            OTHER INFORMATION

Intergraph's independent registered public accounting firm, Ernst & Young LLP ("E&Y"), has recently advised the SEC, the Public Company Accounting Oversight Board, and the Audit Committee of Intergraph's Board of Directors ("Audit Committee") that certain non-audit work performed by E&Y's China affiliate has raised questions regarding E&Y's independence with respect to its performance of audit services.  In connection with the performance of certain tax return preparation services for a subsidiary of Intergraph operating in China, E&Y China's affiliate held Intergraph tax funds, which it paid on behalf of Intergraph to the applicable Chinese tax authority.  These actions by the affiliate of E&Y have been discontinued, and both the amount of the taxes and the fees paid to E&Y in connection with these services are de minimus.

Intergraph's Audit Committee and E&Y have discussed E&Y's independence with respect to Intergraph in light of the foregoing facts.  E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y's independence with respect to Intergraph.  Intergraph is unaware, and E&Y has informed the Audit Committee that it is unaware, of any similar instance in which E&Y has held custody of Intergraph funds in a manner raising questions regarding E&Y's independence.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit Number	Description

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated November 9, 2004

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated November 9, 2004

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated November 9, 2004

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated November 9, 2004

(b)	Reports on Form 8-K

Form 8-K dated July 28, 2004, reporting the Company's second quarter 2004 earnings

Form 8-K dated July 28, 2004, furnished pursuant to Item 5, announcing an Accelerated Stock Buyback

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise President and Chief Executive Officer		Larry J. Laster Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2004	Date:	November 9, 2004

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	November 9, 2004