Form 10-K
period 2004-12-31
INTERGRAPH CORP
filed 2005-03-16
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-9722

INTERGRAPH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)
Delaware	63-0573222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Madison Industrial Park, Huntsville, Alabama (Address of principal executive offices)	35894-0001 (Zip Code)

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

As of February 28, 2005, there were 33,603,851 shares of Intergraph Corporation Common Stock $0.10 par value outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $929,230,000 based on the closing sale price of such stock as reported by The NASDAQ® Stock Market, Inc. on June 30, 2004, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 12, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

Overview

Intergraph Corporation ("Intergraph" or the "Company") is a pioneer of computer graphics software and services in the commercial and government sectors.  Founded in 1969, the Company has delivered numerous innovations in interactive graphics solutions.  Today, Intergraph is a leading global supplier of spatial information management software.  Intergraph's core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations.  Intergraph's technology enables customers to create intelligent maps, manage assets and infrastructure, build and operate better plants and ships, and dispatch emergency services to those in need.

Over the past several years, the Company has taken significant measures to transform itself from a hardware provider to a company focused on software and services.  These measures included extensive reductions in its workforce and the sale of several non-core business units and assets.  In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000 it ceased the development and design of most of its remaining hardware products.  These actions contributed to the Company's return to profitability in 2001. The Company's profitability continued in 2002 and 2003 although income from operations as a percentage of revenues was less than 3% in each of these years.  In 2004 operating income increased as a percentage of revenue to 6.2% as a result of a slight increase in revenue, higher gross margins and expense reductions from restructuring initiatives.   Most of the Company's income before taxes in the last four years originated from $627.7 million of intellectual property ("IP") income, $31.9 million of gains on sales of non-core assets, and $25.2 million of interest income.  The Company carries no debt except for a $1.2 million capital lease and has repurchased 20.3 million shares of its common stock for approximately $485 million over the last four years.

In July 2003, the Board hired a new Chief Executive Officer ("CEO") from outside Intergraph to lead the Company forward.  Since July 2003, the Company has introduced new vision, mission and culture statements, changed its capital structure by repurchasing 14.9 million shares of the Company's common stock for approximately $389.9 million, added two new independent directors, formed a combined Nominating and Corporate Governance Committee comprised solely of independent directors, adopted new Corporate governance guidelines, and focused on improving the Company's operating margins.  The overall strategic goal in the next 12-24 months is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with its peers.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  The Company anticipates modest revenue growth for 2005.  The Company believes any improvement in income from operations for 2005 will be due to slightly higher revenue, expense reductions as a result of the recent restructuring initiatives and anticipated slight improvements in gross margins.  The Company believes that its cost structure is still too high compared to its peers.  In the first quarter of 2005, the Company expects to record between $1.5 million and $2.0 million in restructuring charges in an effort to further align costs with revenues in certain areas of the Company.  In addition, the Company launched an internal project in late 2004 to evaluate its cost structure in a number of areas across the Company.  Once this effort is completed additional restructuring actions may be required.

The Company's business segments offer software, professional services, and maintenance solutions to satisfy engineering, design, modeling, analysis, mapping, and information technology ("IT") needs.  Products and services are sold through industry-focused direct and indirect channels worldwide.  Approximately 50% of revenues are generated outside the U.S., primarily in Europe (32%) and Asia Pacific (10%).  Fluctuations of the U.S. dollar in international markets had a significant impact on the Company's results of operations in 2004.  The Company estimates that the weakening of the U.S. dollar in the Company's international markets, primarily in Europe, positively impacted revenue by approximately 3.8%, negatively impacted operating expenses by approximately 3.6%, and improved the Company's operating results by approximately $0.10 per share (diluted) in comparison to 2003.  A strengthening U.S. dollar could materially adversely affect the Company's future results of operations.

In addition, the Company owns various intellectual property as a result of its research and design efforts, much of which was retained from operations previously exited by the Company.  The intellectual property is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  The Company has defended the value of its IP portfolio through licensing and litigation.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with Hewlett-Packard, Co.™ ("HP"). Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio. The Company expects to record approximately $11 million to $12 million of legal expenses, which will be offset against the HP settlement. The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  Intergraph's IP licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.

As a technology company, Intergraph will continue to consider various strategies to protect and defend the Company's IP.  However, IP enforcement is inherently uncertain.

Financial Information About Segments

See Note 15 of Notes to Consolidated Financial Statements for financial information presented by segment.

Business Segments

The Company's current operations are divided into four business segments along with a corporate oversight function ("Corporate").  The Company's business segments are Intergraph Process, Power & Marine ("PPM"); Intergraph Mapping and Geospatial Solutions ("IMGS"); Intergraph Solutions Group ("ISG"); and Intergraph Public Safety, Inc. ("IPS").  Each business is discussed in further detail below.  For additional information regarding the Company's business segments, including financial information for 2004, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 15 of Notes to Consolidated Financial Statements.

PPM:  PPM supplies software and services to the process, power, offshore petroleum, and marine industries, including shipbuilding.  The segment focuses on integrated lifecycle engineering software and services for design and information management, with emphasis on engineering information as well as materials and procurement management, and on the linkage of engineering and business systems.

For more than 25 years, engineering, procurement, and construction contractors and facility owner/operators have used the segment's software and services to design, construct, operate, and maintain facilities for petrochemical, chemical, and pharmaceutical process manufacturing; food and beverage; marine oil and gas; nuclear, coal, and gas-fired power generation; pulp and paper; commercial shipbuilding; and mining industries.  PPM competes in the plant creation, life cycle management, and operations and maintenance software and services markets primarily against AVEVA Group plc ("AVEVA") and Bentley Systems, Inc. ("BSI") (an approximately 28%-owned affiliate of the Company).  It also competes against AVEVA in the offshore platform and shipbuilding software market.  PPM led the Overall Plant Creation market for the 12th consecutive year according to market research firm Daratech Inc., who also ranked PPM first in the global process plant creation and shipbuilding software markets with a 30% revenue-based market share in 2004.  Positive factors potentially affecting competition in 2005 include continuing acceptance of SmartPlant®enterprise software, continuing software lease revenue, and increasing strong demand for SmartPlant®software for plant information management, instrumentation engineering, and materials and procurement management.  Potential negative factors include worldwide uncertainties arising from the sustainability of economic recovery and growth, as well as industry conditions affecting funding of customers' capital projects, and fluctuations in oil, gas, and chemical prices.

The segment's most prominent brands include PDS™ (Plant Design System), SmartPlant®, MARIAN® and IntelliShip®.  SmartPlant® 3D Version 5 began shipping in December '04, and new software releases continue to be delivered across the SmartPlant® enterprise suite, including releases for instrumentation, electrical, visualization, materials management, information management, and drawing generation applications.  SmartPlant Instrumentation version 7.0 (formerly INtools) is expected to begin shipping in Q1 2005.  Strategic acquisitions in 2004 included CadView Engineering Solutions and CABSYS (purchased from Ementor), which contributed to PPM's significant increase in market penetration of 2D and Information Management solutions.  In late 2004, PPM acquired EYECAD 3D software from Asahi Kasei Engineering Corp., expanding its Asian market presence.  PPM utilizes a direct sales distribution model complemented by distributors in certain geographic areas.

PPM's business is not considered seasonal.  However, the second and fourth quarters historically tend to be higher revenue periods.  The Company expects to fill the majority of the segment's ending backlog during 2005.  This segment currently has no contracts with the U.S. Government, nor is it dependent on one or a few customers, the loss of which would have a material adverse effect.  Like many in the specialized software and services industries, PPM does not have large working capital requirements, and does not carry significant inventory or provide extended payment terms on a standard basis.

IMGS:  IMGS has been a leading provider of mapping, geospatial information software ("GIS"), and cartographic software and solutions for more than 25 years.  An acknowledged pioneer in the industry, IMGS supplies mapping and geospatial software, earth imaging data acquisition and production hardware, open technology, data integration, and services to help customers worldwide implement successful solutions to meet their everyday business challenges.

IMGS offers complete geospatial workflow solutions for geospatial resource management, land information management, earth imaging, mobile resource management, geospatial infrastructure management, geospatial intelligence, cartographic production, and geospatial data management.  With proven technology and comprehensive professional services, IMGS supports local, regional, and national government entities; transportation and mapping agencies; utilities and communications companies; commercial remote sensing and photogrammetry organizations; military and intelligence agencies; and educational institutions.  In the geospatial industry, IMGS' primary competitor is Environmental Systems Research Institute ("ESRI"), a privately held U.S. company.  According to independent market analysis conducted and published by Daratech, ESRI holds the largest share of the overall geospatial market, and IMGS has the second largest share.  ESRI's primary advantage is its well-established market penetration in the U.S. and worldwide network of resellers.  Overall, the geospatial technology foundation offered to customers is comparable between IMGS and ESRI.  IMGS differentiates itself with the adoption of standard open databases (such as Oracle) as data repositories for geospatial data and by value added workflow solutions on the GIS foundation.  Other industry-specific competitors are GE Smallworld (utilities and communications) and MapInfo and AutoDesk (primarily in small to medium sized implementations in local governments, engineering firms, and marketing/sales applications).  Local software vendors and services providers also compete in various countries by offering tailor-made solutions for local markets.

IMGS solutions are based on the core geospatial foundation of IMGS' products and services.  Significant technology and product advances in recent years include the introduction of the Z/I Imaging Digital Mapping Camera to the Earth Imaging industry in 2003, the establishment of the IntelliWhere mobile resource management product family in 2002, and the roll-out of the G/Technology product suite as the next generation utilities and communications infrastructure management solution.  IMGS has previously announced development of two new products in the GeoMedia suite targeting the military and intelligence industries.  GeoMedia Fusion is a product that is currently in certification, and is expected to be released to manufacturing during first quarter 2005, while ImageStation Feature Collection for GeoMedia is currently in development and scheduled for release to manufacturing in third quarter 2005.  IMGS significantly increased its Digital Mapping Camera customer base in 2004, and expects further expansion in 2005, along with growth in the utilities and communications mobile workforce solutions, and global deployment of government and transportation industry solutions.  Capitalizing on the Company's international presence, IMGS primarily utilizes a direct distribution model to deliver workflow solutions customized and implemented by Intergraph worldwide subsidiaries.  This model is complemented with an indirect channel of distributors and business partner resellers in certain geographic regions.

Government agencies worldwide comprise a significant portion of the segment's customer and revenue base.  Though not seasonal, purchases associated with these customers follow their individual funding authorizations, which can vary between different world regions and countries.  The U.S. Government, and the National GeoSpatial-Intelligence Agency in particular, is considered a significant and strategic customer for IMGS, which supplies products and services under several separate contracts or subcontracts.  While total U.S. Government revenue represents less than 15% of IMGS revenue, the termination or loss of any of these contracts would have financial and/or strategic significance.

The Company expects to complete substantially all of the segment's 2004 ending backlog during 2005.  The segment's primary revenue source is the sale of software and services.  IMGS carries component part inventory for the production of earth imaging hardware products.  This inventory is purchased in accordance with sales and manufacturing forecasts, with some amount of spares for warranty and maintenance purposes.  Extended payment terms are not offered on a standard basis, and the segment has no other special working capital provisions.

ISG:  ISG provides personalized business and technical solutions to help organizations make better and faster operational decisions.  With approximately 800 employees, 40% of whom have a security clearance from the U.S. Federal Government, ISG provides management consulting, technology, and integrated solutions for both government and commercial customers.  The majority of ISG's business is with the U.S. Department of Defense ("DoD").  Combining experience in several technical fields, ISG believes it has the skills and resources to substantially improve its customers' business processes and systems.

ISG competencies include homeland security and force protection, productivity consulting, installation management, geospatial production, business systems integration, logistics and supply chain management, information technology ("IT") integration, information assurance, systems and network support, IT-managed services, ruggedized hardware solutions, and integrated data environments.  Competition in these markets is extensive.  INPUT, a Virginia-based government IT market research firm, estimates there are more than 3,000 companies conducting more than $100,000 of IT business with the U.S. Government.  In 2004, VARBusiness ranked Intergraph as one of the top 100 North American IT solutions providers, and Washington Technology placed Intergraph as the 64th largest federal prime contractor.  However, many of ISG's competitors are substantially larger than the Company and have significantly greater financial and other resources.  The Company believes that its experience and ability to provide total solutions and services gives it an advantage over vendors who provide only software, hardware, or services.

Sales to the U.S. Government are primarily under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity ("IDIQ"), time-and-material, and cost-based contracts, and through sales of commercial products and services not covered by long-term contracts.  The Company believes its relationship with the federal government to be good.  While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination and/or non-renewal at the election of the government.  Any loss of a significant government contract would have an adverse impact on the segment and potentially the Company as a whole.  Approximately 91% of ISG's 2004 federal government revenue was earned under long-term contracts.  In 2004, ISG was awarded the NAVSEA II contract from the U.S. Navy, an IDIQ contract for technical software, professional and technical services, engineering hardware systems, maintenance and training in support of various NAVSEA CAD projects, with four yearly options worth a cumulative $45 million.  ISG was also selected by the National Security Agency as a key member of a team led by Lockheed Martin to provide security systems for confidential sites in the Washington Metropolitan Area.  A large, long-term contract with the DoD is expiring in 2005.  The ordering period for the U.S. Navy's Installation Management Facilities CAD-2 ("IM/FCAD2") contract will end in the third quarter of 2005.  ISG expects to transition IM/FCAD2 business to other existing contracts and new contract vehicles over the next year, while continuing to provide maintenance, professional, and technical services on the existing contract into the second half of 2006.  In addition, the Enhanced Technical Information Management System contract with the U.S. Air Force will be completed in the second half of 2005.

As a professional services and solutions business, ISG does not carry significant inventory.  It does manufacture some amount of ruggedized hardware systems using a mixture of customized and commercially available computer components and housings, for which it maintains minimal inventory.  ISG also resells commercial computer hardware and software that are readily available in the marketplace.   Rights to return merchandise and extended payment terms are not offered on a standard basis.  The Company expects to complete more than 95% of the segment's current ending backlog during 2005.

IPS:  IPS provides complete integrated software applications and systems integration services for incident management, including command and control, resource deployment and tracking, information gathering and analysis, and records management.  These systems are designed for public safety agencies (law enforcement, fire, and emergency medical services), commercial fleet operations, and security forces at airports, military bases, and other campus environments.

IPS provides complete solutions for public safety agencies, and was the first vendor to offer map-based computer-aided dispatching.   Subsequently, the product offerings have expanded to include records and jail management systems, mobile solutions, and web-based access to command and control information.  Further, IPS offers video forensic solutions that exclusively incorporate video analysis technology developed by NASA.  Together, these products represent an integrated decision support suite for dealing with the life cycle of public safety information.  These solutions are sold primarily via a direct sales force, supplemented by distributors in certain international markets.  In 2004, IPS expanded and improved its sales coverage by adding new distributors in China, new territories in Latin America, and reorganizing its internal sales, implementation, and customer support teams. This reorganization allows IPS to take advantage of the Company's solid position in key transportation accounts, expand coverage in Eastern Europe, shorten implementation time, and provide improved customer support.

Key competitors in IPS' primary market of system sales greater than $1 million include Motorola Integrated Solutions, Northrop Grumman, Compudyne, and Tritech Software Systems.  IPS estimates its ranking at first or second in this market.  Additionally, IPS continues to sell products and solutions into the market of systems just below $1 million.  IPS believes this market lacks a dominant vendor.  Other competitors in this market include SunGard Data Systems, New World, Visionair, Interact, and Positron, with the possibility of additional vendors in the large systems market expanding here in the future.  The Company expects to see increased market consolidation in the public safety markets as enterprise software providers acquire CAD suppliers, and mergers and acquisitions occur between CAD suppliers and niche providers of complementary products.

IPS' business with state and local governments is primarily done under firm, fixed-price contracts where payment is made upon completion of project milestone events, completion of services, or shipment of products.  Although these contracts may contain provisions for termination for convenience, the Company anticipates that, based on past history, the contracts will remain in effect until fully completed.

The Company expects substantially all of IPS' 2004 backlog will be completed during 2005.  The segment has milestone payment schedules and no standard extended payment terms.  Inventories are deferred long-term project costs arising from percentage-of-completion contracts.  Hardware and other component parts are purchased from major manufacturers, and the Company anticipates no disruption in supply.

Corporate:  The Corporate segment includes oversight activities associated with the offices of the CEO, Chief Financial Officer ("CFO"), Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors ("Board"), internal and external audit, and other costs that are the direct result of Intergraph being a publicly held company.   It also includes Teranetix Europe (a provider of commercial repair and logistics services).  The Company disposed of the U.S. repair operations of Teranetix in 2004.

Product Development

The Company believes a strong commitment to ongoing product development is critical to success in the markets in which it competes.

Product development expenditures include all costs related to designing new or improving existing products.  During the year ended December 31, 2004, the Company expensed $58.8 million (10.7% of revenues) for product development activities compared to $59.0 million (11.2% of revenues) in 2003, and $50.7 million (10.1% of revenues) in 2002.  See MD&A for further discussion of product development expenses, including amounts capitalized and their recoverability.

The markets in which the Company's business units compete continue to be characterized by technological change, higher-performance and lower-priced product offerings, intense price and performance competition, and development and support of software standards that result in less specific hardware and software dependencies by customers.  The operating results of the Company and its competitors will continue to depend on the ability to accurately anticipate customer requirements and technological trends, and to rapidly and continuously develop and deliver new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability.

Environmental Affairs

The Company's facilities are subject to numerous laws and regulations designed to protect the environment.  In the opinion of the Company, compliance with these laws and regulations has not had, and should not have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

Employees

At February 28, 2005, the Company had approximately 3,500 employees.  Of these, approximately 1,450 were employed outside the United States.  The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties.  Management of the Company believes relations with its employees to be good.

International Operations

International markets, particularly Europe and Asia, are important to each of the Company's operating segments.  Sales outside the United States represented approximately 50%, 47%, and 43% of total revenues in 2004, 2003, and 2002, respectively.  Europe and Asia Pacific represented approximately 32% and 10%, respectively, of total revenues in 2004, compared to 31% and 9%, respectively, in 2003, and 26% and 10%, respectively, in 2002.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, export control restrictions or enforcement, worldwide political conditions, currency exchange fluctuations, and other factors.

Outside the United States, the Company's products are sold and supported through a combination of subsidiaries and distributorships.  At February 28, 2005, the Company had approximately 730 employees in Europe, 270 employees in the Asia Pacific region, and 450 employees in other international locations.

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

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time.  The SEC maintains an Internet site at www.sec.gov that contains the Company's reports, proxy and information statements, and other information filed electronically.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or online at www.sec.gov/info/edgar/prrrules.htm.  The Company's website address is www.intergraph.com.  Please note that these website addresses are provided as inactive textual references only.  The Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2.  PROPERTIES

The Company's corporate offices and primary product development centers are located in Huntsville, Alabama.  All the Company's business segments have headquarters located within the Huntsville facilities.  The business segments also maintain sales, support, and research and development facilities throughout the world.  Outside of Huntsville, the Company owns office space in the United Kingdom and maintains sales and support facilities in major U.S. cities and other international locations through operating leases.  The Company considers some of its facilities to be in excess of its requirements, and efforts are underway to lease or sell excess facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company has sought to protect its intellectual property by engaging in both licensing and litigation.  The following is a discussion of the 2004 developments related to the Company's IP enforcement activities.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.TM ("Dell"), Gateway, Inc. ("Gateway"), and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company has reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005). Pursuant to the terms of each settlement, Dell, Gateway and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP. Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio. The Company expects to record approximately $11 million to $12 million of legal expenses that will offset against the HP settlement. The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  Intergraph's IP licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI, seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in April 2004. The Court issued its judgment in early May, ruling in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  The judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 for the year.  BSI has appealed the court decision. An appeal decision is not likely before the beginning of the second quarter 2005.

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

Name	Age	Position	Officer Since
R. Halsey Wise	39	President, Chief Executive Officer, and Director	2003
Larry J. Laster	53	Executive Vice President, Chief Financial Officer, and Director	1987*
R. Reid French, Jr.	33	Executive Vice President of Strategic Planning and Corporate Development	2003
Benedict A. Eazzetta	42	President, IPS	2002
Preetha R. Pulusani	45	President, IMGS	1997
Gerhard Sallinger	52	President, PPM	2001
Dr. William E. Salter	63	President, ISG	1984
David Vance Lucas	43	Vice President and General Counsel	2000
Larry T. Miles	44	Vice President, Corporate Controller and Chief Accounting Officer	2001
__________________
* Except for the period from February 1998 through August 2001

R. Halsey Wise joined the Company in July 2003 as President and CEO and was elected to the Board of Directors at that time.  Prior to joining Intergraph, he served as CEO, North America of Solution 6 Holdings, Ltd., the largest software company in Australia.  Mr. Wise served as President and CEO of Novient, Inc., a pioneer of internet software solutions for the professional services industry before it was acquired by Solution 6.  Prior to joining Novient, Mr. Wise was President and Chief Operating Officer ("COO") of Computer Management Sciences, Inc. an IT services company that was later acquired by Computer Associates International, a management software company.  At Computer Associates, he was General Manager, North America for Global Professional Services.  Prior to that, Mr. Wise was an investment banker specializing in software and technology services with The Robinson-Humphrey Company.  Mr. Wise holds a Masters degree in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University and a BA degree from the University of Virginia.

Larry J. Laster joined the Company in 1981 and served as Executive Vice President and CFO from February 1987 through February 1998, at which time he resigned from the Company to serve as COO of a privately owned company specializing in the development, sale, and support of business systems for the petroleum distribution and convenience store industries.  He rejoined the Company in June 1998 as CFO of IPS.  In September 2001, Mr. Laster was elected Executive Vice President and CFO of Intergraph.  Mr. Laster holds a bachelor's degree in accounting and is a certified public accountant.

R. Reid French, Jr. joined the Company in October 2003 as Executive Vice President of Strategic Planning and Corporate Development.  Prior to joining Intergraph, Mr. French served as COO, North America for Solution 6 Group, Ltd., Australia's largest software company, directing all regional operations including sales & marketing, product development, services and support.  Prior to Solution 6, Mr. French served as a strategic planner in the Business Planning & Development group for Walt Disney World, a business unit of The Walt Disney Company.  Prior to Disney, Mr. French worked in investment banking with The Robinson-Humphrey Company, managing various transactions within the technology sector.  Mr. French began his career as a Fellow of the Thomas J. Watson Foundation.  Mr. French holds an MBA degree from the Harvard Business School and a BA degree in economics from Davidson College.

Benedict A. Eazzetta joined the Company in 2001 as Director of Business Development for PPM, and was later promoted to COO and EVP of Sales, Marketing & Business Development for PPM.  He was elected Executive Vice President of the Company and appointed as President of IPS in 2004.  Prior to joining Intergraph, Mr. Eazzetta was a co-founder and Vice President of Industria Solutions, an enterprise software company for procurement and materials management, where he managed business and software engineering operations.  His background includes 12 years with Exxon with extensive experience in plant economics improvement programs, technical initiatives and refinery operations.  Mr. Eazzetta holds a master's degree in nuclear engineering and a bachelor's degree in mechanical engineering.

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

Gerhard Sallinger joined the Company in 1985 as a district sales manager in Germany and since then held several positions in the area of sales management.  He was elected Vice President Europe of PPM in 1999 and Executive Vice President Sales and Marketing of PPM worldwide in 2001.  Mr. Sallinger was appointed President of PPM in October 2001.  Mr. Sallinger holds a degree in chemical engineering.

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

Larry T. Miles joined the Company in 1988 as a tax accountant, and since that time has held several positions in the finance and accounting areas.  He has served as Vice President of Finance since March 2001. He was elected Corporate Controller and Chief Accounting Officer in April 2004.  Before joining Intergraph, Mr. Miles worked in public accounting for six years.  He holds a bachelor's degree in accounting and is a certified public accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There was no stock repurchase activity for the fourth quarter of 2004.

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock.  It is the present policy of the Company's Board not to declare or pay cash dividends on its common stock.

Price Range Of Common Stock

Since April 1981, Intergraph common stock has traded on The NASDAQ Stock Market® ("NASDAQ") under the symbol INGR.  As of February 28, 2005, there were 33,603,851 shares of common stock outstanding, held by 4,766 shareholders of record.  The following table sets forth, for the periods indicated, the high and low sale prices of the Company's common stock as reported on NASDAQ.

	2004		2003
Period	High	Low	High	Low

First Quarter	$25.66	$19.41	$18.79	$16.41
Second Quarter	25.98	23.55	23.25	17.30
Third Quarter	27.40	25.22	24.83	20.87
Fourth Quarter	28.12	24.50	26.77	23.07

ITEM 6.  SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

(in thousands except per share amounts)

Revenues	$551,098	$526,003	$501,077	$532,061	$690,454
Restructuring charges (credits)	826	3,952	2,106	(384)	8,498
Income (loss) from operations	34,094	13,368	14,431	12,093	(19,320)
Intellectual property income (expense), net	191,469	5,784	434,471	(4,006)	(4,321)
Gains on sales of assets	---	3,421	17,214	11,243	49,546
Net income	158,972	22,288	377,752	19,942	10,095
Net income per share:
Basic	4.54	0.49	7.87	0.40	0.20
Diluted	4.37	0.47	7.47	0.39	0.20
Working capital	369,042	290,330	520,728	177,638	184,051
Total assets	650,540	572,443	835,640	458,010	514,908
Total debt	1,188	---	169	3,733	31,030
Repurchase of treasury stock (1)	106,682	292,534	83,588	1,875	---
Shareholders' equity	449,262	378,935	621,710	295,213	278,000
Cash dividends per share (2)	---	---	---	---	---

(1) Includes shares acquired under the 2003 modified Dutch auction tender offer and the Company's stock repurchase plan.
(2) See Item 5 "Dividend Policy."

ITEM 7.  MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended, and Section 27A of the Securities Act of 1933, as amended, including, but not limited to, the business outlook of Intergraph Corporation, financial guidance, including any projections about revenues, operating income levels, margins, and market conditions and their anticipated impact on the Company and its business units; expectations regarding Intergraph's intellectual property enforcement efforts; expectations regarding future results and cash flows; costs associated with the Company's accelerated stock buyback ("ASB"); the Company's efforts to evaluate and improve its cost structure; information regarding the development, timing of introduction, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations or business objectives. Forward-looking statements are based on the current plans and expectations of the Company and are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in the Company's efforts to improve its operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements) or execute business or strategic acquisitions; potential adverse outcomes in efforts to protect its intellectual property; the ability of the Company to obtain required product certifications; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; material changes with respect to its business, litigation prospects, or the securities markets (including the market for Intergraph common stock and any adjustment relating to the ASB); risks associated with doing business internationally (including foreign currency fluctuations); export regulations or enforcement activities; worldwide political and economic conditions and changes; the ability to attract or retain key personnel; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in the Company's press releases or annual, quarterly, or other filings with the SEC.  Accordingly, the reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations primarily from net income plus non-cash charges included in net income and reductions in working capital requirements.  The Company uses cash primarily for capitalized software development, capital expenditures, and any increases in working capital requirements.  The Company incurred capital expenditures in 2004 of $6.9 million and capital expenditures in 2002 and 2003 of approximately $10 million each year. The Company expects that capital expenditures will require $8 million to $10 million in 2005, primarily for the purchase of computer equipment.  The Company expects to fund its capital expenditures from cash on hand.

At December 31, 2004, cash, cash equivalents, and short-term investments totaled $292.4 million compared to $265.8 million and $506 million at December 31, 2003, and 2002, respectively.  The more prominent items that are included in the $126.2 million of net cash provided by operations in the Company's 2004 consolidated statement of cash flows are $195.2 million provided by litigation partially offset by $49.6 million in litigation expenses and $79.3 million of income taxes.  The prominent items of both investing and financing activities in the Company's 2004 consolidated statement of cash flows include the receipt of $8 million from the BSI settlement and the outlays include $6.4 million for the repurchase of 250,000 shares of the Company's common stock, $100.2 million for an accelerated stock buyback of 3.8 million shares, $10.3 million for capitalized software and $6.9 million for capital equipment.   The reduction in cash, cash equivalents, and short term investments in 2003 was due primarily to repurchases of 11.4 million shares of the Company's common stock for $290.7 million, including 10 million shares via a modified Dutch auction tender offer completed in December 2003 and $41.2 million of tax payments, primarily as a result of the Intel Corporation ("Intel") settlement and litigation proceeds.  Decreases in the Company's cash during 2003 were offset by increases in cash due to $18 million from the proceeds of the Texas Instruments ("TI") settlement, $10 million from the proceeds of the International Business Machines ("IBM") settlement, $12.4 million from the proceeds of the sale of Creative Technologies, Ltd. ("Creative") stock, and $13.9 million from the exercise of stock options and employee stock purchases.  The improvement in cash, cash equivalents, and short-term investments in 2002 was due primarily to the receipt of $450 million from the Intel litigation, $13.4 million from the sale of its 3Dlabs Inc., Ltd. ("3Dlabs") stock, and $7.9 million from the sale of Creative stock.  During 2002, the Company spent approximately $83.6 million to purchase 4.7 million shares of its common stock under an open market stock repurchase program.

Non-operating events that may require the use of cash include the Company's stock repurchase program.  In 2003, the Company's Board authorized an increase in the funding for the stock repurchase program from $175 million to $250 million (of which $221.7 million has been used as of February 28, 2005).  The Board also extended the termination date for the stock repurchase program from December 31, 2004 to December 31, 2005, and approved privately negotiated transactions in addition to open market purchases of the Company's stock.

On July 28, 2004, the Company repurchased 3.8 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100.2 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the next nine months.  With the execution of the ASB on July 28, 2004, the Company's $250.0 million open market repurchase plan has $28.3 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  As of December 31, 2004, the Company had repurchased approximately 20.3 million shares (including 10 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares in connection with an ASB) at a cost of $484.7 million since the program was initiated in late 2001.  The termination date for the current stock repurchase program is December 31, 2005.

As a technology company, Intergraph will continue to consider various licensing and litigation strategies to protect and defend its intellectual property.  However, IP enforcement is inherently uncertain.  The Company is unable to determine the capital needed at this time for the defense of its IP.  Because the settlement with HP resolved all of the Company's pending patent litigation, management currently expects reduced legal expenses associated with its efforts to protect the Company's IP compared to the prior fiscal year.

At December 31, 2004, the Company had long term debt of $1.2 million.  This debt is a capital lease obligation that has an initial term that expires in October 2005.  Upon expiration of the initial term the lease is automatically renewed for an additional six, twelve-month periods.  Intergraph may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at December 31, 2004 was a capital lease obligation, market risk of future increases in interest rates was not considered material.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.1 million at February 28, 2005).

The Company's average collection period for accounts receivable in 2004 was approximately 63 days, representing a decrease of 9 days from the prior year.  Approximately 73% of the Company's 2004 revenues were derived from international customers and the U.S. Government, both of which traditionally have longer collection periods.  Total U.S. Government accounts receivable were $22.6 million at December 31, 2004 (compared with $23.5 million at December 31, 2003).  The Company endeavors to enforce its payment terms with these and other customers, and grants extended payment terms only in very limited circumstances.

The Company believes that the combination of existing cash balances and cash flow from operations will exceed cash requirements for operations for 2005.  Due to the existing cash, cash equivalents, and short-term investment balance of $292 million at year-end plus the cash received from the HP settlement in first quarter 2005, the Company's Board is reviewing Intergraph's capital structure.

RESULTS OF OPERATIONS

The following financial data sets forth the results of operations of the Company for each year in the three-year period ended December 31, 2004.

	2004	2003	2002

(in thousands)

Revenues	$551,098	$526,003	$501,077
Cost of revenues	275,334	274,057	267,237

Gross profit	275,764	251,946	233,840

Operating expenses without restructuring	240,844	234,626	217,303
Restructuring charges	826	3,952	2,106

Total operating expenses	241,670	238,578	219,409

Income from operations	34,094	13,368	14,431

Intellectual property income, net	191,469	5,784	434,471
Gains on sales of assets	---	3,421	17,214
Interest income	4,325	6,588	6,886
Other income (expense), net	4,034	(2,128)	(3,830)

Income before income taxes and minority interest	233,922	27,033	469,172
Income tax expense	(74,950)	(4,745)	(91,135)

Income before minority interest	158,972	22,288	378,037
Minority interest	---	---	(285)

Net income	$158,972	$ 22,288	$377,752

REVENUES

Total revenue for 2004 was $551.1 million, up 5% from 2003 after increasing 5% in 2003 from 2002.

Sales outside the United States represented approximately 50% of total revenues in 2004, compared to 47% in 2003 and 43% in 2002.  European sales were 32% of total revenue in 2004, 31% in 2003, and 26% in 2002.  The increases in sales in Europe for both periods are primarily due to the weakening U.S. dollar against European currencies, $15.6 million in 2004 and $22.8 million in 2003.  Sales in Asia represented 10% of total revenue in 2004, 9% in 2003, and 10% in 2002.  The 2004 increase is due to the weakening U.S. dollar against Asian currencies, $2.8 million for progress on long-term projects in the IMGS and IPS business segments, $2.2 million for new business in the Philippines and Japan, and $1.8 million for sales of digital mapping cameras.   The 2003 decline is due to the completion in 2002 of a large services contract in Australia.  Revenue in 2004 for other international subsidiaries was 8% of total revenue in 2004 and 2003, 7% for 2002.  Revenue in 2004 for other international subsidiaries increased primarily due to a weaker U.S. dollar against the Canadian dollar, for $1.5 million.  In 2003, other international revenue increased due to progress on a large project in the Caribbean.

Total revenue from the U.S. Government was approximately $124.9 million in 2004, $137.1 million in 2003, and $136.9 million in 2002, representing approximately 23% of total revenue in 2004, 26% of total revenue in 2003, and 27% of revenue in 2002.  The majority of these revenues are attributed to the ISG business segment.  The Company sells to the U.S. Government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.  Approximately 93% of the Company's 2004 federal government revenue was earned under long-term contracts.  The Company believes its relationship with the federal government to be good.  While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination at the election of the government.  Any loss of a significant government contract would have an adverse impact on the results of operations of ISG and the Company as a whole.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenue, consisting of revenues earned from product sales, projects, and fixed-term and perpetual software license and lease agreements, was $287.2 million for 2004, down 3% from 2003 revenue of $296.9 million, after increasing 3% in 2003 from 2002 revenue of $287.9 million.  The decrease in 2004 includes $13.4 million for the completion of a large U.S. Government contract in the IMGS business segment and $4.8 million in revenue declines in the Utilities division of the IMGS business segment, offset by $8.7 million for the weakening U.S. dollar.  The increase for 2003 includes $12.9 million for a weakening U.S. dollar and an increase of $9.3 million in the IPS business segment, offset by a decline of $7.6 million in the ISG business segment as contracts completed in 2002 were replaced with new contracts which are categorized as services revenues in 2003 and a decline of $4.8 million in the IMGS business segment for the completion of several task orders on a large U.S. Government contract.

Maintenance:  Maintenance revenue, consisting of revenue from support services, including telephone support, software program fixes, and rights to unspecified product upgrades and enhancements, increased 6% from 2003, after increasing 8% in 2003 from 2002.  The increase for 2004 includes the result of the weakening U.S. dollar for $6.3 million and an increase in software maintenance revenue of $9.0 million, offset by a decline in hardware maintenance revenue of $5.5 million and a decline of $1.1 million related to non-renewed contracts for older software.  Revenue in 2003 increased from the weakening U.S. dollar for $9.4 million and an increase in software maintenance revenue of $6.4 million, offset by a decline in hardware maintenance revenue of $5.7 million, or 28%.

Services:  Services revenue, consisting of revenues from implementation, consulting services, and training, increased 28% in 2004, after increasing 7% in 2003.  The 2004 increase includes new U.S. Government contracts for $10.4 million as well as progress on a large U.S. Government project that began mid-2003 in the ISG business segment for $9.3 million, and the weakening U.S. dollar for $4.9 million.  The 2003 increase includes $10.2 million for the effect of the large U.S. Government project that began in mid-2003 and $6.5 million resulting from a weakening U.S. dollar, offset by $10.5 million for the completion in late 2002 of a large services contract in Australia.

GROSS MARGIN

The Company's total gross margin percentage on revenue was 50% in 2004, compared to 48% in 2003 and 47% in 2002.

Systems:   Margin on systems revenue was 51% in 2004 and 49% in 2003 and 2002.  The improvement in margin for 2004 is the result of the completion of a large, lower margin, mapping contract for the IMGS business segment as well as a reduction in the use of third party labor resources on newer contracts in the ISG business segment.  In general, the Company believes its systems margins are improved by higher software and less third party content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Margin on maintenance revenue was 69% in 2004, 63% in 2003, and 55% in 2002.  The continuing improvement in margins over the past three years is the result of an increase in new software maintenance contracts and fewer hardware maintenance contracts that produce lower margins than software maintenance contracts.

Services:  Margin on services revenue was 28% in 2004, 25% in 2003, and 29% in 2002.  The improvement in services margin for 2004 includes less third party elements on a large U.S. Government contract in the ISG business segment, higher employee utilization rates on newer contracts in the ISG business segment, and lower costs in the IMGS business segment as a result of 2003 restructuring.  The decline in margin for 2003 included lower margin sales, particularly in the ISG business segment related to lower time and material rates and a higher mix of third part elements on its contracts, and a higher level of low margin projects in the Teranetix business unit.  Significant fluctuations in services revenues and margins from period to period are not unusual and can be caused by new or completed large orders, delayed progress on existing projects, and employee utilization rates.

OPERATING EXPENSES

Operating expenses increased 1% for 2004 as compared to 2003, after increasing 9% in 2003 from 2002.

Product Development Expense:   Product development expense was flat for 2004, after increasing 16% in 2003.  In 2004, the IMGS and PPM business segments achieved cost savings of $1.9 million due to prior and current year restructurings, offset by an increase of $992,000 for a weaker U.S. dollar against foreign currencies.  The increase in 2003 was due to continuing research and development investments in several new product offerings in the PPM and IPS business units, including the development of the new SmartPlant® 3D and IntelliShip™ products which were released to customers in 2003.  The weaker U.S. dollar resulted in an estimated increase in product development expenses of $820,000 in 2003.

The Company capitalizes certain development costs incurred after the technological feasibility of new software products has been established and amortizes those costs against the revenues generated by those products once the product is available for general release.  Though the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition, or that product lives will be reduced due to shorter product cycles.  Should these events occur, the carrying amount of capitalized development costs would be reduced, producing adverse effects on the Company's systems margin and results of operations (see Note 1 of Notes to Consolidated Financial Statements).

The Company currently has many ongoing projects relating to the development of new products and the enhancement of existing products.  The ultimate timing and impact of certain of these projects on the Company's results of operations and financial condition cannot be accurately predicted.  Some of the Company's significant products, include software for engineering information management, intelligent piping and instrumentation diagrams, 3D visualization, enterprise information access and reports, and 2D CAD; and new technology for the earth-imaging industry, including new digital products for photogrammetry, airborne reconnaissance, aerial mapping, and image distribution.  For the significant ongoing products, costs incurred over the past three years totaled $60.4 million.  The Company will continue its efforts to enhance the functionality of these and other products to meet the challenges of industries characterized by intense competition and rapidly changing technologies.

Sales and Marketing Expense:  Sales and marketing expense increased 12% in 2004 and increased 5% in 2003 from 2002.  The weaker U.S. dollar in 2004 contributed $5.0 million to this increase, along with an increase of $2.5 million resulting from an expansion of marketing efforts in an effort to grow orders and increase future revenue in the IPS business unit, an increase of $1.5 million in Corporate marketing, an increase of $1.5 million for costs resulting from the acquisition of new businesses, and an increase in trade show expense of $791,000 in the PPM and IMGS business segments, offset by $1.8 million in cost savings from prior year restructuring in the Corporate and IMGS business segments.  The 2003 increase occurred primarily in the PPM and IPS business units due to the weakening of the U.S. dollar against international currencies and a headcount increase in IPS for the purpose of increasing the order growth rate in 2004.  Excluding the estimated $7.2 million unfavorable currency impact, sales and marketing expense decreased 3% from 2002 to 2003.

General and Administrative Expense:   General and administrative expense for 2004 decreased 8%, after increasing 6% in 2003 from 2002.  The decrease in 2004 reflects $2.6 million relating to headcount reductions in the Corporate, IMGS, and ISG business segments, lower bad debt expense of $2.2 million, a $2.0 million decrease in legal fees, mostly related to settlement of the BSI litigation, and a reduction in office equipment rentals of $946,000 related to 2003 restructurings.  These decreases were offset in part by the impact of the weakening of the U.S. dollar for approximately $2.3 million and an increase in costs associated with Sarbanes-Oxley compliance of $3.8 million.  The increase from 2002 to 2003 was primarily the result of the estimated $3.4 million unfavorable currency impact and higher legal expenses associated with the BSI litigation and other general Corporate legal matters.

Restructuring Expense:   In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPM business segment in an effort to realign costs with revenues.  In 2003, the Company recorded $4 million in restructuring charges in an effort to realign costs with revenues in the Corporate and IMGS business segments.  In 2002, the Company recorded $2.1 million in restructuring charges as a result of combining the Utilities & Communications business with the IMGS division.  See Note 10 of Notes to Consolidated Financial Statements for details of the Company's restructuring charges and activities.

NON-OPERATING INCOME (EXPENSE)

Intellectual Property:  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from settlements of infringement claims and licensing of the Company's intellectual property, net of legal fees and other expenses associated with maintaining and defending the Company's intellectual property.  Income and expenses associated with the IP division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company's business units.

During 2004, the Company had income of $245 million from settlements with Intel, Gateway, and Advanced Micro Devices, as well as royalties of $574,000 from Gateway. Expenses associated with IP litigation were $54.1 million for the year.  Subsequent to year-end, the Company reached a settlement with HP resolving all pending litigation between the parties.  The Company expects to record $141.1 million income and approximately $11 million to $12 million of related expense for this settlement during first quarter 2005.

In 2003, the Company recorded $18 million in income from its settlement of all patent disputes with TI and $10 million due to a balancing payment from IBM for future royalties in a full cross-licensing agreement that also resolved all outstanding patent infringement claims between IBM and the Company.  For the twelve months ended December 31, 2003, $22.2 million in legal fees and other related expenses associated with protecting and licensing the Company's intellectual property were netted against this income.

Intergraph and Intel settled two patent infringement cases in 2002, resulting in income to the Company of $450.1 million offset by $15.6 million in legal fees and other related expenses.

As a technology company, Intergraph will continue to consider various licensing and litigation strategies to protect and defend its intellectual property.  However, IP enforcement is inherently uncertain.  The Company is unable to determine the capital needed at this time for the defense of its IP.

See Item 3 Legal Proceedings for further information on the Company's intellectual property protection efforts.

Gains on Sales of Assets:  "Gains on sales of assets" in the consolidated statements of income and cash flows consists of the net gains and losses recognized by the Company on sales of various non-core subsidiaries, divisions, and product lines, and gains recorded on real estate sales.  See Notes 16 and 17 of Notes to Consolidated Financial Statements for details of the Company's acquisitions and divestitures during the three-year period ended December 31, 2004.

In 2003, the Company reported a net gain of approximately $1.1 million from the March 2003 sale of IMGS' aeronautical intellectual property assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy.  In July 2003, the Company recognized a gain of $1.8 million for the sale of its remaining 1.5 million shares of Creative stock.  In December 2003, the Company also recognized a gain of $470,000 on the sale of 383 acres of unoccupied land adjacent to its Huntsville headquarters.

In 2002, the Company reported an additional gain of $2 million from the 2000 sale of its Intense3D graphics accelerator division to 3Dlabs, as the shares originally placed in escrow were released in March 2002.  In May 2002, Creative purchased all of the outstanding shares of 3Dlabs for $3.60 per share, paying one-third in cash and two-thirds in Creative common stock.  The Company recognized a gain of $17 million on the sale of its 3Dlabs stock to Creative.  In July 2002, Intergraph sold approximately 789,000 shares of Creative stock for a net loss of $1.3 million.  In March 2002, the Company also sold its subsidiary in Greece, reporting a net loss of $455,000.

Other:  "Other income (expense), net" in the consolidated statements of income consists primarily of interest expense, foreign exchange gains and losses and other miscellaneous items of non-operating income and expense.  In 2004, this amount included foreign currency exchange gain of $3.3 million, recognition of the deferred portion of gain on the sale of a building in Europe of $692,000, building rental income, net of expenses, of $559,000, loss on the BSI judgment of $354,000, and interest expense of $251,000.  In 2003, this amount included a $1.4 million net foreign exchange loss, $608,000 in losses on the disposal of various assets, and interest expense of $212,000.  In 2002, this amount included a $7 million write-down of the other-than-temporary loss on Creative stock, an additional gain of approximately $1.1 million on the prior sale and leaseback of a European office building, gains of $691,000 on the disposal of various assets, a dividend of $376,000 from Creative, a $277,000 net foreign currency exchange gain, and interest expense of $219,000.  See Item 7A. "Impact of Currency Fluctuations and Currency Risk" and Note 17 of Notes to Consolidated Financial Statements.

INCOME TAXES

The Company earned pretax income before minority interest of $233.9 million in 2004, compared to $27.0 million in 2003 and $469.2 million in 2002.  Income tax expense in 2004 was attributable to taxes on patent litigation income, U.S. operations, and individually profitable foreign subsidiaries, partially offset by the release of valuation allowances on the deferred tax assets of certain foreign subsidiaries, and favorable audit settlements with the Internal Revenue Service ("IRS").  Income tax expense in 2003 resulted from taxes on individually profitable subsidiaries and patent litigation income, partially offset by a favorable audit settlement with the IRS.  Income tax expense in 2002 resulted from taxes on individually profitable majority-owned subsidiaries and patent litigation income.

The Company must continually assess the likelihood that it will be able to realize deferred tax assets.  If realization becomes unlikely, the Company would increase its income tax expense by recording a valuation allowance against the deferred tax assets.  If the Company determines that deferred tax assets are likely to be realized on which valuation allowances have been previously recorded, the Company would decrease its income tax expense in the period in which the determination is made.  Accordingly, the Company released valuation allowances of certain foreign subsidiaries totaling $3.9 million in 2004.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world.  The Company recognizes liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, taxes are and could be due.  If the Company ultimately determines that payment of these amounts is unnecessary, the Company would reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary.  The Company would record an additional charge in its income tax expense in the period in which it determines that the recorded tax liability is less than it expects for the ultimate assessment.

Note 11 of Notes to Consolidated Financial Statements contains a reconciliation of statutory income tax expense to actual income tax expense for each year in the three-year period ended December 31, 2004, and includes further details of the Company's tax position, including net income and tax credit and net operating loss carryforwards.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See Item 3 "Legal Proceedings" and Note 18 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

RESULTS BY BUSINESS SEGMENT

The Company's current operations are divided into four business segments, along with a Corporate oversight function.  The following discussion provides a comparative analysis of results of operations including restructuring charges based on the Company's current business structure.  See Note 15 of Notes to Consolidated Financial Statements for further explanation and details of the Company's segment reporting.

PPM:  In 2004, PPM earned operating income of $21.9 million on revenue of $147.0 million, compared to 2003 operating income of $14.8 million on revenue of $131.6 million, and operating income of $19.0 million on revenue of $124.1 million in 2002.  The 12% increase in revenue in 2004 was due to the weakening of the U.S. dollar against foreign currencies, customer adoption of SmartPlant and information management technology, and the increasing maintenance and services revenue on these new products.  Revenue increased 6% in 2003, compared to 2002, due to higher new license and software maintenance revenue, strong sales of new information management products, and continued strong sales of the 2D/3D design tools.  PPM's total gross margin improved from 69% in 2003 to 70% in 2004 and from 68% in 2002 to 69% in 2003.  The increase in the 2004 gross margin was primarily due to the weakening of the U.S. dollar against foreign currencies, adoption of SmartPlant, and continued improvement of maintenance margins.  The increase in the 2003 gross margin was primarily due to improved maintenance margins as a result of the large Global Research and Development shipbuilding contract.  In 2004 operating expenses increased 6% due to higher costs primarily resulting from the weakening of the U.S. dollar against foreign currencies, increases in headcount related to acquisitions, and restructuring costs.  Operating expenses increased 18% in 2003 due to higher product development expenses for new products, higher sales and marketing costs resulting from the weakening of the U.S. dollar, trade shows and customer events, and higher sales compensation costs due to higher revenue.

IMGS:  In 2004, IMGS reported operating income of $7.0 million on revenue of $206.5 million, compared to break even operating income on revenue of $206.8 million in 2003, and an operating loss of $4.2 million on revenue of $194.3 million in 2002.  Revenue in 2004 remained relatively flat with 2003 levels.  The increase in 2003 revenue over 2002 was due to increased product sales and project sales that include products, services, and third party content, primarily in Europe and Canada.  IMGS' total gross margin was approximately 48% in 2004, 45% in 2003, and 46% in 2002.  The 2004 increase in gross margins, despite relatively flat revenue growth, was the result of the expected completion of a large, low margin, mapping contract and the weakening of the U.S. dollar.  Operating expenses for 2004 decreased $1.1 million or 1% primarily due to 2003 restructuring charges, while 2003 operating expenses decreased 1% from 2002 due to cost savings related to restructuring.

ISG:   In 2004, ISG earned operating income of $18.7 million on revenue of $135.3 million, compared to 2003 operating income of $11.7 million on revenue of $137.4 million, and 2002 operating income of $8.3 million on revenue of $141.5 million.  ISG's growing professional services revenue has largely offset declining systems and maintenance revenues, reflecting the Company's exit from the hardware business in 2000.  ISG's total gross margin increased to 30% in 2004, from 24% in 2003, and 23% in 2002, as focus shifted to Intergraph product sales and increased labor services utilization.  Operating expenses for 2004 were relatively flat with 2003, which decreased 11% from the 2002 level due to decreased sales and marketing and general and administrative expenses as ISG continued to become more efficient.

IPS:  In 2004, IPS earned operating income of $8.8 million on revenue of $70.1 million, compared to 2003 operating income of $14.5 million on revenue of $68.8 million, and operating income of $14.2 million on revenue of $64.5 million in 2002.  Revenue increased slightly in 2004 due to an increase in new maintenance contracts partially offset by a decline in intersegment software sales.  In 2003, revenue increased 7% due to new projects and more maintenance contracts, which offset the loss of revenues from a large Australian services contract that ended in September 2002.  IPS' gross margin decreased to 48% in 2004 from 53% in 2003 as a result of fewer intersegment software sales.  IPS' 2003 gross margin improved from 49% in 2002 due to more maintenance without a corresponding increase in support costs.  Operating expenses increased 15% in 2004 and 23% in 2003 due to management's decision in mid 2003 to invest in additional headcount to grow future business.  These investments resulted in a 20% increase in orders for 2004.

Corporate:  In 2004,Corporate incurred an operating loss of $21.6 million on revenue of $10.6 million, compared to a 2003 operating loss of $27.7 million on revenue of $12.7 million, and a $23.2 million operating loss on revenue of $13.1 million in 2002.  The decline in total revenues was due to diminishing international hardware maintenance as a result of the Company's exit from the hardware business combined with a decrease in non-core business revenue in 2004.  Operating expenses for 2004 decreased 13% as a result of the reduction in restructuring costs, decreases in legal fees related to BSI, less bad debt expense, and cost savings related to the prior year restructuring, partially offset by increases in Sarbanes-Oxley related accounting and auditing fees and Corporate marketing.  Operating expenses were 16% higher in 2003 than in 2002 due to higher legal expenses associated with the BSI litigation and other general Corporate legal matters and $1.5 million in restructuring costs.

CONTRACTUAL OBLIGATIONS

The following is a summary of certain of the Company's obligations and commitments as of December 31, 2004:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

(in thousands)

Capital Lease Obligations (1)	$ 1,289	$ 361	$ 928	$ ---	$ ---
Operating Lease Obligations	50,511	10,025	12,062	4,970	23,454
Purchase Obligations	4,303	1,846	1,951	245	261
Other Noncurrent Liabilities	275	72	144	59	---

Total	$56,378	$12,304	$15,085	$5,274	$23,715

(1) Amounts include principal and interest obligations.

The Company believes that the combination of existing cash balances and cash flow from operations will exceed cash requirements for operations for 2005.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements.  As a result, there is some risk that reported financial results could have been different had other methods, assumptions, and estimates been used.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity in preparing its consolidated financial statements.

Revenue Recognition:  The Company accounts for sales arrangements that include software in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. The application of SOP No. 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE of fair value for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by VSOE.  VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company's revenue recognition policy for such element.  If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, including implied maintenance and specified upgrades, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.  In the event that VSOE of fair value does not exist for postcontract customer support ("PCS"), and PCS is the only undelivered element, the entire contract is recognized ratably over the PCS period.  When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable.  When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

IMGS, ISG, and IPS derive a significant portion of revenue from contracts accounted for by the percentage-of-completion method with contractual terms generally fixed.  The Company regularly reviews its progress on these contracts and reviews the estimated costs of fulfilling its obligations.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage these contracts properly within the planned periods of time or satisfy its obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized.  Any resulting reductions in revenues, margins, or contract losses could be material to the Company's results of operations.

Maintenance and services are provided on both an as needed and long-term basis.  Maintenance and services provided outside of a maintenance contract are on an as requested basis and revenue is recognized as the services are provided.  Revenue for maintenance and services provided on a long-term basis is recognized ratably over the terms of the contract.

Professional services revenues include fee-based implementation and consulting services.  These services are often billed on a time-and-materials basis.  The Company recognizes such professional services revenues as related services are rendered.

The Company evaluates arrangements with governmental entities containing "fiscal funding" or "termination for convenience" provisions, where such provisions are required by law, to determine the probability of possible cancellation.  If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

Capitalized Software:  The Company capitalizes certain product development costs incurred after the technological feasibility of new software products has been established and amortizes these costs on a straight-line basis (which exceeds the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for each product) once revenues begin to be generated by these products.  Though the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition, or that products will have shorter lives.  Should these events occur, the carrying amount of capitalized development costs would be reduced, producing adverse effects on the Company's systems margin and results of operations.  The Company routinely assesses projects in process and associated costs capitalized for any net realizable value concerns.  Based on this assessment, the Company decided to cease further capitalization for certain projects and increase product development expense by $12.2 million and $10.5 million in 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidation of Financial Statements," which addresses consolidation of variable interest entities ("VIEs") by business enterprises.  The adoption of FIN Nos. 46 and 46(R) has not resulted in the consolidation of any VIEs.

In December 2003, FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106."  This statement revises employers' disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  This Statement retains the disclosures required by the originally issued SFAS No. 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004.  The adoption of this statement did not have a significant impact on the Company's consolidated results of operations or financial position.

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4."  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for the fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation,"which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company plans to adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS 123(R) will reduce the Company's after tax earnings by approximately $457,000 in the second half of 2005.

In December 2004, FASB issued FASB Staff Position No. FAS 109-1 ("FSP 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FASB Staff Position No. FAS 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  FSP 109-1 clarifies the guidance in SFAS No. 109, "Accounting for Income Taxes" that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the "Act").  FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act.  As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted.  FSP 109-2 addresses the effect of the Act's one-time deduction for qualifying repatriations of foreign earnings.  FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act's one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS No. 109's exception from recognizing deferred tax liabilities.  FSP 109-1 and FSP 109-2 were both effective upon issuance.  As provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act, and the appropriate disclosures have been included in Note 11 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Currency Fluctuations and Currency Risk

International markets, particularly Europe and Asia, are important to the Company.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policy restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.

Fluctuations in the value of the U.S. dollar in international markets can have a significant positive or negative impact on the Company's results of operations.  For 2004, approximately 50% of the Company's revenue was derived from customers outside the United States, primarily through subsidiary operations.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenue, decrease the U.S. dollar gross margin, and decrease reported U.S. dollar operating expenses of the international subsidiaries.  A weaker U.S. dollar will have the opposite impact.  The Company estimates that the weakening of the U.S. dollar in its international markets improved its results of operations by approximately $0.10 per share (diluted) in 2004.  For 2003, the Company estimated that the weakening of the U.S. dollar positively impacted its results of operations by approximately $0.15 per share (diluted), and for 2002, the strengthening of the U.S. dollar adversely impacted its results of operations by approximately $0.04 per share (diluted).

The Company estimates that the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in earnings of approximately $5.5 million for the year ended December 31, 2004.  Likewise, the Company estimates a uniform 10% weakening in the value of the U.S. dollar would result in increased earnings of approximately $6.7 million.  This estimate assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, exchange rate fluctuations may also affect the volume of sales and foreign currency sales prices.  The Company's estimation of the effects of changes in foreign currency exchange rates does not consider potential changes in sales levels or local currency prices.  See Note 15 of Notes to Consolidated Financial Statements for a summary of the Company's revenues by geographic area.

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

In 2004, the Company recorded a net foreign exchange gain of $3.3 million, as compared to a net foreign exchange loss of $1.4 million in 2003, and a net foreign exchange gain of $277,000 in 2002.   At December 31, 2004, the Company had no forward exchange contracts outstanding.

The Company estimates that a uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which such intercompany receivables and loans are denominated at December 31, 2004, would not result in a significant loss or improvement in earnings.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

See Notes 1 and 6 of Notes to Consolidated Financial Statements for further information related to management of currency risk.

Impact of Interest Rates on Investment Earnings

The Company's cash, cash equivalents, and short-term investments are generally invested in highly liquid, interest-bearing securities, which may include municipal bonds, time deposits, money market funds, commercial paper, and U.S. Government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that pre-tax earnings could be affected by approximately $0.02 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003

(in thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$ 224,978	$ 216,122
Short-term investments	67,457	49,660

Accounts receivable, net	155,160	150,927
Inventories, net	22,253	15,443
Receivables from IP-related litigation	50,409	---
Other current assets	33,641	37,673

Total current assets	553,898	469,825
Investments in affiliates	9,499	9,499
Capitalized software development costs, net	26,201	29,520
Other assets, net	10,314	12,500
Property, plant, and equipment, net	50,628	51,099

Total Assets	$ 650,540	$ 572,443

Liabilities and Shareholders' Equity
Trade accounts payable	$ 20,915	$ 23,052
Accrued compensation	40,142	38,726
Other accrued expenses	42,495	40,835
Billings in excess of sales	58,263	49,970
Income taxes payable	22,680	26,912
Short-term debt	314	---

Total current liabilities	184,809	179,495

Deferred income taxes	15,320	13,465
Long-term debt	874	---
Other noncurrent liabilities	275	548

Total noncurrent liabilities	16,469	14,013

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	195,709	201,240
Deferred compensation	(6,054)	(1,552)
Retained earnings	767,280	608,308
Accumulated other comprehensive income	18,341	12,790

	981,012	826,522
Less - cost of treasury shares (24,248,359 at December 31, 2004, and 21,259,223 at December 31, 2003)	(531,750)	(447,587)

Total shareholders' equity	449,262	378,935

Total Liabilities and Shareholders' Equity	$ 650,540	$ 572,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2004	2003	2002

(in thousands, except per share amounts)

Revenues
Systems	$287,228	$296,886	$287,899
Maintenance	138,777	131,099	121,513
Services	125,093	98,018	91,665

Total revenues	551,098	526,003	501,077

Cost of revenues
Systems	141,727	150,837	146,525
Maintenance	43,170	49,173	55,162
Services	90,437	74,047	65,550

Total cost of revenues	275,334	274,057	267,237

Gross profit	275,764	251,946	233,840

Product development	58,816	58,958	50,669
Sales and marketing	113,265	101,338	96,689
General and administrative	68,763	74,330	69,945
Restructuring charges	826	3,952	2,106

Total operating expenses	241,670	238,578	219,409

Income from operations	34,094	13,368	14,431

Intellectual property income, net	191,469	5,784	434,471
Gains on sales of assets	---	3,421	17,214
Interest income	4,325	6,588	6,886
Other income (expense), net	4,034	(2,128)	(3,830)

Income before income taxes & minority interest	233,922	27,033	469,172

Income tax expense	(74,950)	(4,745)	(91,135)

Income before minority interest	158,972	22,288	378,037

Minority interest in earnings of consolidated subsidiaries	---	---	(285)

Net income	$158,972	$22,288	$377,752

Net income per share - basic	$ 4.54	$ 0.49	$ 7.87
- diluted	$ 4.37	$ 0.47	$ 7.47

Weighted average shares outstanding - basic	34,981	45,549	47,991
- diluted	36,417	47,583	50,536

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2004	2003	2002

(in thousands)

Cash Provided By (Used For)
Operating Activities:
Net income	$158,972	$22,288	$377,752
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,533	8,206	9,677
Amortization	20,498	17,503	15,535
Non-cash portion of restructuring charges	2	3,520	2,069
Provision for losses on accounts receivable	341	2,662	3,851
Gains on sales of assets	---	(3,421)	(17,214)
Income taxes payable	(4,669)	(40,436)	57,872
Noncurrent portion of deferred income taxes	1,865	(2,798)	13,695
Receivables from IP-related litigation	(50,409)	---	---
Net changes in other assets and liabilities	(8,902)	26,548	(2,219)

Net cash provided by operating activities	126,231	34,072	461,018

Investing Activities:
Net proceeds from sales of assets	9,645	19,532	35,168
Purchases of property, plant, and equipment	(6,948)	(9,982)	(10,713)
Purchases of short-term investments	(239,825)	(416,503)	(336,257)
Proceeds from short-term investments	222,028	425,770	288,365
Capitalized software development costs	(10,260)	(10,033)	(11,294)
Business acquisitions, net of cash acquired	(1,326)	(2,030)	(7,317)
Other	(2,366)	481	(2,398)

Net cash provided by (used for) investing activities	(29,052)	7,235	(44,446)

Financing Activities:
Gross borrowings	1,584	31	81
Debt repayment	(396)	(200)	(3,655)
Treasury stock repurchase	(108,539)	(290,670)	(83,588)
Proceeds of employee stock purchases and exercises of stock options	10,840	13,870	12,389

Net cash used for financing activities	(96,511)	(276,969)	(74,773)

Effect of exchange rate changes on cash	8,188	4,687	5,525

Net increase (decrease) in cash and cash equivalents	8,856	(230,975)	347,324
Cash and cash equivalents at beginning of year	216,122	447,097	99,773

Cash and cash equivalents at end of year	$224,978	$216,122	$447,097

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

(in thousands, except share amounts)

Balance at January 1, 2002	$5,736	$210,748	$ ---	$208,268	$(20,603)	$(108,936)	$295,213

Comprehensive income:
Net income				377,752			377,752
Other comprehensive loss:
Foreign currency translation adjustments					9,366		9,366
Net unrealized holding gains on investments					22,724		22,724
Reclassification adjustments for gains included in net income					(12,146)		(12,146)

Comprehensive income							397,696

Repurchase of 4,734,100 shares of treasury stock						(83,588)	(83,588)
Tax benefits related to stock option plans		4,283					4,283
Issuance of 107,806 shares under employee stock purchase plan		(115)				1,630	1,515
Issuance of 966,946 shares upon exercise of stock options		(8,028)				14,619	6,591

Balance at December 31, 2002	5,736	206,888	---	586,020	(659)	(176,275)	621,710

Comprehensive income:
Net income				22,288			22,288
Other comprehensive income:
Foreign currency translation adjustments					13,091		13,091
Net unrealized holding gains on investments					1,170		1,170
Reclassification adjustments for gains included in net income					(812)		(812)

Comprehensive income							35,737

Repurchase of 11,372,420 shares of treasury stock						(292,534)	(292,534)
Tax benefits related to stock option plans		5,180					5,180
Issuance of 79,850 shares under employee stock purchase plan		155				1,308	1,463
Issuance of 1,157,114 shares upon exercise of stock options		(11,480)				18,707	7,227
Issuance of 75,000 restricted stock awards		497	(1,704)			1,207	---
Amortization of deferred compensation			152				152

Balance at December 31, 2003	5,736	201,240	(1,552)	608,308	12,790	(447,587)	378,935

Comprehensive income:
Net income				158,972			158,972
Other comprehensive income:
Foreign currency translation adjustments					5,290		5,290
Net unrealized holding gains on investments					261		261

Comprehensive income							164,523

Repurchase of 250,300 shares of treasury stock						(6,453)	(6,453)
Accelerated Stock Buyback of 3,797,949 shares						(100,229)	(100,229)
Tax benefits related to stock option plans		4,550					4,550
Issuance of 82,733 shares under employee stock purchase plan		(49)				1,776	1,727
Issuance of 685,212 shares upon exercise of stock options		(10,036)				14,605	4,569
Issuance of 291,168 restricted stock awards		4	(6,142)			6,138	---
Amortization of deferred compensation			1,640				1,640

Balance at December 31, 2004	$5,736	$195,709	$(6,054)	$767,280	$18,341	$(531,750)	$449,262

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Intergraph Corporation (the "Company" or "Intergraph") and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from the resolution currently anticipated by management and on which the financial statements are based.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function ("Corporate"): Intergraph Process, Power & Marine ("PPM"), Intergraph Mapping and Geospatial Solutions ("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS").  See Note 15 for a description of these business segments.

The Company's products are sold worldwide, with the United States and Europe representing approximately 82% of total revenues for 2004.

Reclassifications:  Certain reclassifications have been made to 2003 and 2002 amounts to provide comparability with the current-year presentation. During 2003 and prior years, the Company classified certain market auction rate debt and equity securities as cash and cash equivalents. During 2004, the Company determined that these securities should be classified as short-term investments due to the fact that the original maturity of these securities is greater than three months. As a result, the Company has revised the accompanying consolidated balance sheets as of December 31, 2003 and related consolidated statements of cash flows for the years ended December 31, 2003 and 2002. This reclassification resulted in a decrease of $49.7 million in cash and cash equivalents, and an increase of $49.7 million in short-term investments as of December 31, 2003. The Company also revised it statements of cash flows for the years ended December 31, 2003 and 2002 to present the purchases and sales of these securities as investing activities. This reclassification had no impact on net income or cash flows provided by operating activities for the years ended December 31, 2003 and 2002.

Cash and Cash Equivalents:  The Company's excess funds are generally invested in highly liquid, interest-bearing securities, which may include municipal bonds, time deposits, money market funds, commercial paper, preferred stock, and U.S. Government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The carrying amounts reported in the consolidated balance sheets for cash equivalents and short-term investments approximate their fair value.  For purposes of financial statement presentation, investments with original maturities of three months or less are considered to be cash equivalents.

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates these designations as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in "Interest income, net" in the Company's consolidated statements of income.  Interest on securities classified as held-to-maturity is included in "Interest income" in the Company's consolidated statements of income.

Short-Term Investments: Marketable preferred equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale and are recorded as short-term investments.  The carrying value of available-for-sale securities approximates fair value, and any unrealized gains and losses, net of tax, are reported in a separate component of  "Accumulated other comprehensive income (loss)" in the consolidated balance sheets.  The cost of securities sold is based on the specific identification method.  Any realized gains and losses on sales of these securities are included in "Other income (expense), net" and interest on these securities is included in "Interest income" in the Company's consolidated statements of income.

See Note 19 for details of securities held at December 31, 2004 and 2003.

Inventories:  Inventories are stated at the lower of average cost or market.  The Company regularly estimates the degree of obsolescence in its inventories and provides inventory reserves on that basis.  See Note 2 for a summary of inventory balances.

Other Current Assets:  Other current assets reflected in the Company's consolidated balance sheets consist primarily of prepaid expenses, non-trade receivables, the current portion of notes receivable from sales of various non-core businesses and assets, refundable income taxes, and the Company's net current deferred tax asset.  See Notes 11, 16, and 17 for a discussion of significant transactions affecting these components.

Investments in Affiliates:  Investments in companies in which the Company believes it has the ability to influence operations or finances are accounted for by the equity method.  Investments in companies in which the Company does not exert such influence are accounted for at fair value if such values are readily determinable, and at cost if such values are not readily determinable.

The Company owned approximately 28% of Bentley Systems, Inc. ("BSI") at December 31, 2004.  The Company does not account for its investment in BSI under the equity method due to a lack of significant influence.  (See Notes 16 and 17 for further discussion of the Company's business relationship with BSI.)  The book value of the Company's investment in BSI was approximately $9.2 million at December 31, 2004, and 2003.  Since BSI is a closely-held company, the Company cannot readily determine the fair value of this investment.

Capitalized Software Development Costs:  Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability.  Such capitalized costs are amortized using the straight-line method over the estimated useful life of the product, which is typically a period of two to seven years.  This straight-line amortization exceeds the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for each product.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $13.6 million in 2004, $10.3 million in 2003, and $5.8 million in 2002.

Although the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product or product family, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition.  Should this occur, the net realizable value of capitalized development costs would decline, producing adverse effects on systems cost of revenues and results of operations.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $12.2 million and $10.5 million in 2003 and 2002, respectively, for costs otherwise eligible for capitalization.  There were no costs that did not qualify due to net realizable value concerns in 2004.  Accumulated amortization (net of certain fully amortized projects) in the consolidated balance sheets at December 31, 2004, and 2003, was $38.5 million and $24.9 million, respectively.

In 2000, the Company entered into a research and development services agreement to develop an advanced, next-generation shipbuilding software product for the design of commercial and military vessels.  The agreement provided that the customer was responsible for the cost of development until software acceptance, which occurred in the second quarter of 2003.  In accordance with an amendment signed in 2002, the Company has spent $3 million on research and development services with the customer as of December 31, 2004.  In addition, per the 2002 amendment, the Company was obligated to purchase a prescribed amount of research and development services from the customer, based on the amount of maintenance revenue received from the customer from the date of software acceptance until the end of the agreement.  As of December 31, 2004, the Company has spent $3.5 million towards this commitment, thus fulfilling the obligation.  This agreement terminated in October 2004, and the Company continues to purchase services from the customer under a consulting agreement.  As of December 31, 2004, an additional $600,000 has been spent under this consulting agreement.  Before software acceptance occurred, services revenues and costs related to the agreement totaled approximately $501,000 and $772,000, respectively, for 2003, and $2.9 million and $1.8 million, respectively, for 2002.  The amendment signed in late 2002 reduced the services rates charged by the Company by 50% resulting in costs being higher than revenues in 2003.  Research and development expenses incurred prior to the agreement totaling approximately $9.7 million were capitalized. In April 2003, when software acceptance occurred, the Company began amortizing these costs over seven years.  These costs are recorded as "Capitalized software development costs, net" in the consolidated balance sheets at December 31, 2004 and 2003, with carrying values of $7.3 million and $8.7 million, respectively.

Other Assets:  Other assets reflected in the Company's consolidated balance sheets consist primarily of purchased software, deposits, pension assets, and intellectual property ("IP") rights (see Notes 4 and 17).

Property, Plant, and Equipment:  Expenditures for property, plant, and equipment are capitalized at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Capital leases are recorded at the lower of the fair value of the leased property at the inception of the lease or the present value at the beginning of the lease term of the minimum lease payments during the lease less executory costs.  If the lease transfers ownership of the property to the lessee by the end of the lease term or contains a bargain purchase option, then the asset is amortized consistent with the Company's normal depreciation policy for owned assets as noted above.  For a capital lease that does not transfer ownership of the property to the lessee by the end of the lease term or contain a bargain purchase option, the asset is amortized consistent with the Company's normal depreciation policy as noted above except that the period of amortization is the lease term.

See Note 5 for a summary of property, plant, and equipment balances, and Note 7 for details on capital lease obligations.

Other Noncurrent Liabilities:  Other noncurrent liabilities reflected in the Company's consolidated balance sheets consist primarily of the reserve for value added taxes related to the deferred gain on the sale and leaseback of a European office building.

Minority Interest:  Effective October 1, 2002, the Company purchased the 40% ownership interest in Z/I Imaging Corporation ("Z/I Imaging") held by Zeiss for approximately $6 million in cash and the transfer of certain reconnaissance camera assets.  Since October 1, 2002, Z/I Imaging's assets, liabilities, and results of operations are included in the Company's consolidated financial statements as a component of the IMGS business segment.  Zeiss' former minority interest in the earnings of this subsidiary is reflected as "Minority interest in earnings of consolidated subsidiaries" in the Company's consolidated statement of income for 2002.

Treasury Stock:  Treasury stock is accounted for by the cost method.  Treasury stock activity for the three-year period ended December 31, 2004, (consisting of employee stock option exercises, employee purchases of stock under the Employee Stock Purchase Plan, issuance of restricted stock to employees and directors, and the Company's repurchase of shares for the treasury) is presented in the consolidated statements of shareholders' equity.

In the last three years, the Company has repurchased approximately 20.2 million shares of common stock for approximately $482.8 million.  During 2004, the Company repurchased 3.8 million shares from a financial intermediary in connection with an Accelerated Stock Buyback ("ASB") at a price of $26.33 per share or an aggregate of $100 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market price over the life of the ASB.  During 2003, the Company purchased approximately 10 million shares of its common stock for $260.4 million via a modified Dutch auction tender offer completed in December 2003.  During 2003, the Company's Board of Directors (the "Board") increased the funding for the existing stock repurchase plan from $175 million to $250 million.  The Board also extended the termination date for the program from December 31, 2004, to December 31, 2005.  Excluding the ASB and Dutch auction tender offer the Company purchased in the open market approximately 250,000, 1.4 million, and 4.7 million shares for approximately $6.4 million, $30.2 million, and $83.6 million during 2004, 2003, and 2002, respectively.

Revenue Recognition:  The Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, issued in March 2004, and the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and SOP No. 97-2, Software Revenue Recognition.  SAB No. 104 and SOP No. 97-2 outline basic criteria that must be met prior to the recognition of revenue, including persuasive evidence of a sales arrangement, delivery of products and performance of services, a fixed and determinable sales price, and reasonable assurance of collection.  For revenue recognition purposes, the Company considers persuasive evidence of a sales arrangement to be receipt of a signed contract or purchase order.

For systems sales with no significant post-shipment obligations, the Company recognizes revenues based upon estimated delivery times, generally less than five days after shipment, for the equipment and/or software shipped.  Revenues on systems sales with significant post-shipment obligations, including the production, modification, or customization of software, are recognized by the percentage-of-completion method, with progress to completion measured on the basis of completion of milestones, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale.  The total amounts of revenues to be earned under contracts accounted for by the percentage-of-completion method are generally fixed by contractual terms.  The Company regularly reviews its progress on these contracts and revises the estimated costs of fulfilling its obligations.  Due to uncertainties inherent in the estimation process, it is possible that completion costs will be further revised on some of these contracts, which could delay revenue recognition and decrease the gross margin to be earned.  Any losses identified in the review process are recognized in full in the period in which determined.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence ("VSOE").  VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company's revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, including implied maintenance or specified upgrades, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.  When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenues from certain contracts with the U.S. Government, primarily cost-plus award fee contracts, are recognized monthly as costs are incurred and fees are earned under the contracts.

Maintenance and services are provided on both an as needed and long-term basis.  Maintenance and services provided outside of a maintenance contract are on an as requested basis, and revenue is recognized as the services are provided.  Revenue for maintenance and services provided on a long-term basis is recognized ratably over the terms of the contract.

Billings may not coincide with the recognition of revenue.  Unbilled accounts receivable occur when revenue recognition precedes billing to the customer, and arise primarily from commercial sales with predetermined billing schedules, U.S. Government sales with billing at the end of a performance period, and U.S. Government cost-plus award fee contracts.  Billings in excess of sales occur when billing to the customer precedes revenue recognition, and arise primarily from maintenance revenue billed in advance of performance of the maintenance activity and systems revenue recognized on the percentage-of-completion method.  Amounts billed to customers for shipping and handling costs are classified as revenues in the consolidated statements of income with the associated costs included as a component of cost of revenues.

Foreign Currency Exchange and Translation:  Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  Foreign currency gains and losses resulting from remeasurement or settlement of receivables and payables denominated in a currency other than the functional currency are included in "Other income (expense), net" in the consolidated statements of income.  Net exchange gains totaled $3.3 million in 2004 compared to net exchange losses of $1.4 million in 2003, and net exchange gains of $277,000 in 2002.   Translation gains and losses resulting from translation of subsidiaries' financial statements from the functional currency into U.S. dollars are included as a component of "Accumulated other comprehensive income" in the consolidated balance sheets.

Stock-Based Compensation Plans:  The Company maintains a stock purchase plan and four fixed stock option plans for the benefit of its employees and directors.  Under the stock purchase plan, employees may purchase stock of the Company at 85% of the closing market price of the Company's stock as of the last pay date of each calendar month.  No compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company's stock at the date of purchase.

Under the fixed stock option plans, stock options and restricted stock awards may be granted and issued to employees and directors.  Stock options are granted at exercise prices that are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Compensation expense for stock options, equal to the difference in exercise price and fair market value on the date of grant, would be recognized over the vesting period for options if granted at less than fair market value.  Restricted stock awards are issued at the fair market value of the stock on the date of grant.   Compensation expense for restricted stock awards, equal to the fair market value of the stock on the date of grant, is recognized over the four-year vesting period.

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company has recognized no compensation expense for these plans during the three-year period ended December 31, 2004.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company's reported net income and income per share for each of the three years would have been impacted as indicated below.  The effects of applying SFAS No. 123 on a pro forma basis for the three-year period ended December 31, 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.

Year Ended December 31,		2004	2003	2002

(in thousands, except per share amounts)

Net income	As reported	$158,972	$22,288	$377,752
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards (net of income tax for 2002 and 2003)		(1,610)	(1,530)	(1,935)

	Pro forma	$157,362	$20,758	$375,817

Diluted income per share	As reported	$ 4.37	$ 0.47	$ 7.47
	Pro forma	$ 4.32	$ 0.44	$ 7.44

In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation,"which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company plans to adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.

Income Taxes:  The provision for income taxes includes federal, international, and state income taxes currently payable or refundable and income taxes deferred because of temporary differences between the financial statement and tax bases of assets and liabilities (see Note 11).

Net Income Per Share:  Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the presumed incremental shares from the settlement of the ASB contract are the Company's only common stock equivalents and are included in the calculation only if dilutive.  For the years ended December 31, 2004, 2003, and 2002, these dilutive shares were 1,436,000, 2,034,000, and 2,545,000, respectively.

Comprehensive Income:  Comprehensive income includes net income as well as all other non-owner changes in equity.  With respect to the Company, such non-owner equity items include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities.  The Company's comprehensive income or loss for each year in the three-year period ended December 31, 2004, is displayed in the consolidated statements of shareholders' equity and in Note 9.

NOTE 2 - INVENTORIES

Inventories at December 31, 2004, and 2003, are summarized as follows:

December 31,	2004	2003

(in thousands)

Raw materials	$ 8,203	$ 6,295
Work-in-process	6,027	3,538
Finished goods	3,941	2,939
Service spares	4,082	2,671

Totals	$22,253	$15,443

Inventories on hand at December 31, 2004 and 2003 relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's continuing maintenance obligations on computer hardware previously sold.

Amounts currently reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 3- ACCOUNTS RECEIVABLE

Amounts included in "Accounts receivable, net" in the Company's consolidated balance sheets consists of amounts receivable from customers in the ordinary course of business and include amounts due from related parties of $1.5 million for 2004 and $2.2 million for 2003 (see Note 16 for further discussion of related party transactions).  Accounts receivable include unbilled amounts of $41.8 million and $42.8 million at December 31, 2004 and 2003, respectively.  Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's customer base.  The Company performs periodic credit evaluations of its non-governmental customers' financial condition and generally does not require collateral.  During the two years ended December 31, 2004, the Company experienced no significant losses related to trade receivables from individual customers or from groups of customers in any geographic area in any business segment.  The Company maintained reserves for uncollectible accounts, included in "Accounts receivable, net" in the consolidated balance sheets at December 31, 2004 and 2003, of $13.2 million and $13.8 million, respectively.  In addition, $766,000 is included in "Other assets, net" in the Company's 2004 consolidated balance sheet, representing a long-term portion of a note receivable due in quarterly installments through July 2007.

Revenues from the U.S. Government were approximately $124.9 million, $137.1 million, and $136.9 million in 2004, 2003, and 2002, respectively, representing approximately 23% of total revenue in 2004, 26% of total revenue in 2003, and 27% of total revenue in 2002.  Accounts receivable from the U.S. Government totaled approximately $22.6 million and $23.5 million at December 31, 2004, and 2003, respectively.  The Company sells to the U.S. Government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.  Approximately 93% of the Company's 2004 federal government revenue was earned under long-term contracts.

Billed accounts receivable include amounts due under long-term contracts of $36.1 million and $35.3 million at December 31, 2004, and 2003, respectively.  Billed accounts receivable due under long-term contracts also include retainages of approximately $704,000 and $1.2 million at December 31, 2004, and 2003, respectively.  Unbilled receivable amounts due under long-term contracts approximate $30.4 million and $27.4 million at December 31, 2004, and 2003, respectively.  The prerequisites for billing these amounts are determined by individual contractual terms, such as milestones or billing schedules.  Of the billed and unbilled accounts receivable associated with long-term contracts, $187,000 is expected to be collected after one year.

NOTE 4 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets and discussed in Note 1) and other intangible assets, including patents and licenses (included in "Other assets, net" in the consolidated balance sheets).  At December 31, 2004, and 2003, the Company's intangible assets and related accumulated amortization consisted of the following:

	2004			2003

	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(in thousands)

Capitalized software development	$ 64,683	$(38,482)	$26,201	$ 54,423	$(24,903)	$29,520
Other intangible assets	50,808	(46,613)	4,195	48,011	(39,694)	8,317

	$115,491	$(85,095)	$30,396	$102,434	$(64,597)	$37,837

The Company recorded amortization expense of $20.5 million and $17.4 million for the years ended December 31, 2004, and 2003, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years, and thereafter, is as follows:  $14 million in 2005, $6 million in 2006, $3 million in 2007, $3 million in 2008, $3 million in 2009, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after December 31, 2004.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2004 and 2003, are summarized as follows (in thousands):

December 31,	2004	2003

(in thousands)

Land and improvements (15-30 years)	$ 6,366	$ 6,286
Buildings and improvements (30 years)	84,067	83,080
Equipment, furniture, and fixtures (3-8 years)	59,738	63,963

	150,171	153,329
Allowances for depreciation and amortization	(99,543)	(102,230)

Totals	$ 50,628	$ 51,099

Included in Equipment, furniture, and fixtures is a capitalized lease for $736,000, representing the fair value of the leased property at the inception of the lease.  Related amortization expense included in Allowances for depreciation is $18,000.  See related comments regarding the Company's accounting policy for capital leases in Note 1 and further details of the capital lease in Note 7.

NOTE 6 - FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

Short-term and Long-term Note Receivable:  The Company has recorded a note receivable related to a product sale with payment terms extending until July 2007.  The portion of the note to be collected by December 2005, $422,000, is included in "Accounts receivable, net," and the portion of the note to be collected after December 2005, $766,000, is included in "Other assets, net."  The carrying amount of the note approximates the fair value.

Short-term and Long-term Debt:  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Forward Exchange Contracts:  At December 31, 2004 and 2003, the Company had no forward exchange contracts outstanding.  The Company is not currently hedging any of its foreign currency risks.

NOTE 7 - DEBT AND LEASES

During fourth quarter 2004, the Company entered into a capital lease agreement with a net initial carrying value of $1.6 million, and made payments totaling $396,000.  This lease agreement has an initial term that expires in October 2005, and provides for six automatic one-year renewals.  The Company may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Future minimum lease payments, by year and in the aggregate, related to this capital lease obligation are included in the lease schedule below.

The Company leases various property, plant, and equipment under operating leases as lessee.  Rental expense for operating leases was approximately $14.2 million in 2004, $15.8 million in 2003, and $16.8 million in 2002.  Subleases and contingent rentals are not significant.  Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

	Operating Lease Commitments	Capital Lease Commitments

(in thousands)

2004	$10,019	$314
2005	6,915	442
2006	5,148	432
2007	2,822	---
2008	2,148	---
Thereafter	23,454	---

Total future minimum lease payments	$50,506	$1,188

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15 million of interest-bearing securities.  This credit line was reduced on January 20, 2004 to $6 million secured by $8.2 million of interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit (which totaled $4.1 million at February 28, 2005, and $4.9 million at December 31, 2003).

NOTE 8 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Year Ended December 31,	2004	2003	2002

(in thousands)

(Increase) decrease in:
Accounts receivable, net	$ 1,418	$ 9,474	$10,536
Inventories, net	(8,587)	4,309	3,601
Deferred tax assets	(8,391)	4,770	(4,986)
Other current assets	(1,047)	3,755	2,803
Increase (decrease) in:
Trade accounts payable	(4,874)	5,583	(5,301)
Accrued compensation and other accrued expenses	2,216	1,046	(12,876)
Refundable income taxes	4,091	(5,069)	(97)
Billings in excess of sales	6,272	2,680	4,101

Net changes in other assets and liabilities	$(8,902)	$26,548	$ (2,219)

Cash payments for income taxes were approximately $79.3 million, $41.2 million, and $20.8 million in 2004, 2003, and 2002, respectively.  Cash payments for interest in those years totaled approximately $86,000, $171,000, and $338,000, respectively.

In 2004, the Company's significant non-cash investing and financing transactions included $4.6 million in tax benefits on disqualified dispositions of employee stock options and $1.2 million debt incurred related to a capital lease.

Significant non-cash investing and financing transactions in 2003 included a $5.2 million tax benefit on disqualified dispositions of employee stock options and $1.9 million of accrued expenses related to the modified Dutch auction tender offer.

For 2002, significant non-cash investing and financing transactions include a $27.3 million favorable mark-to-market adjustment on the Company's investment in 3Dlabs Inc., Ltd. ("3Dlabs"), offset by a reclassification adjustment of $16.6 million upon the sale of its investment in 3Dlabs stock.  (See Note 9 for additional details on comprehensive income).  In addition, in second quarter 2002, the Company sold its shares in 3Dlabs to Creative Technology Ltd. ("Creative"), receiving Creative stock valued at $26.8 million as partial consideration.  Disqualified dispositions of employee stock options during 2002 resulted in a $4.3 million tax benefit.

See Note 17 for further details regarding the Company's acquisitions and divestitures during the three-year period ended December 31, 2004.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income is computed as follows:

Year Ended December 31,	2004	2003	2002

(in thousands)

Net income	$158,972	$22,288	$377,752
Unrealized holding gains arising during the period	261	1,170	22,724
Reclassification adjustment for realized gains included in net income	---	(812)	(12,146)
Translation adjustment for financial statements denominated in a foreign currency	5,290	13,091	9,366

Comprehensive income	$164,523	$35,737	$397,696

There was no income tax effect related to the items included in other comprehensive income for the year 2004.  The 2003 and 2002 unrealized holding gains are shown net of $437,000 and $2.4 million, respectively, in taxes.  See Note 11 for details of the Company's tax position, including its net operating loss carryforwards and policy for reinvestment of subsidiary earnings.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company's PPM business segment.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  One-time severance benefits totaled $819,000, and lease termination costs totaled $7,000.  The following table sets forth a reconciliation of the ending liabilities for one-time severance and lease termination costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  The balance at December 31, 2004, represents the remaining liability on an international employment contract payable in February 2005.

	One-time Severance	Lease Termination Costs		Total Restructuring

(In thousands)

Restructuring charges	$819		$7	$826
Costs paid or otherwise settled	(813)		(7)	(820)
Foreign currency exchange	(4)		---	(4)

Accrual balance, December 31, 2004	$2	$	---	$2

In fourth quarter 2003, the Company recorded $4.0 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million, lease termination costs totaled $1.0 million, and other associated costs were $23,000.  The following table sets forth a reconciliation of the 2004 activity for one-time severance, lease termination costs, and other associated costs, all of which are reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  The remaining balance at December 31, 2004 represents liabilities for idle space in the U.S. and two European countries, payable at various dates through September 2005.

	One-time Severance		Lease Termination Costs	Other Associated Costs		Total Restructuring

(In thousands)

Accrual balance, December 31, 2003		$2,493	$1,004		$23	$3,520
Costs paid or otherwise settled		(2,469)	(910)		(23)	(3,402)
Foreign currency exchange		(24)	11		---	(13)

Accrual balance, December 31, 2004	$	---	$105	$	---	$105

In 2002, the Company recorded $2.1 million in restructuring charges, including the termination of 45 employees, as a result of combining the Utilities and Communications business with the IMGS business segment.  As of December 3, 2004, all liabilities associated with this restructuring have been paid.  The balance of the accrued liability at December 31, 2003, was $119,000, and is included in "Other accrued expenses" in the Company's consolidated balance sheet.  Cash outlays in 2004, 2003, and 2002 approximated $118,000, $1.9 million, and $38,000, respectively.

In first quarter 2005, the Company expects to record between $1.5 million and $2.0 million in restructuring charges in an effort to align costs and revenues in certain areas of the Company. The Company believes that its cost structure is still too high compared to its peers.  The Company launched an internal project in late 2004 to evaluate its cost structure along a number of tracks.  Once this effort is completed additional restructuring costs may be required.

NOTE 11 - INCOME TAXES

The components of income from operations before income taxes and minority interest are as follows:

Year Ended December 31,	2004	2003	2002

(in thousands)

U.S.	$196,995	$14,298	$463,487
International	36,927	12,735	5,685

Income from operations before income taxes and minority interest	$233,922	$27,033	$469,172

Income tax benefit (expense) from operations consists of the following:

Year Ended December 31,	2004	2003	2002

(in thousands)

Current benefit (expense):
Federal	$ (66,760)	$(369)	$(64,797)
State	(6,268)	3,416	(15,809)
International	(8,458)	(5,817)	(1,828)

Total current	(81,486)	(2,770)	(82,434)

Deferred benefit (expense):
Federal	2,250	(2,138)	(6,665)
State	330	(41)	(1,064)
International	3,956	204	(972)

Total deferred	6,536	(1,975)	(8,701)

Total income tax benefit (expense)	$(74,950)	$(4,745)	$(91,135)

Deferred income taxes included in the Company's consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax return purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2004	2003

(in thousands)

Current Deferred Tax Assets (Liabilities):
Inventory reserves	$ 2,291	$ 4,049
Vacation pay and other employee benefit accruals	5,980	4,861
Other financial statement reserves, primarily allowance for doubtful accounts and warranty	3,241	4,198
Profit on uncompleted sales contracts	156	(748)
Other current tax assets and liabilities, net	831	7,295

	12,499	19,655
Less asset valuation allowance	(863)	(16,410)

Total net current asset (1)	11,636	3,245

Noncurrent Deferred Tax Assets (Liabilities):
Net operating loss carryforwards - International operations	21,705	24,936
Depreciation	(5,439)	(5,978)
Capitalized software development costs	(10,031)	(10,909)
Other noncurrent tax assets and liabilities, net	(150)	1,122

	6,085	9,171
Less asset valuation allowance	(21,405)	(22,636)

Total net noncurrent liability	(15,320)	(13,465)

Net deferred tax asset (liability)	$ (3,684)	$(10,220)

(1)Included in "Other current assets" in the consolidated balance sheets.

The valuation allowance for deferred tax assets decreased by $16.8 million primarily due to a decrease in international net operating losses and the release of valuation allowances on certain foreign subsidiaries.  The valuation allowance for 2004 consists primarily of reserves against the deferred tax assets of international operations.  If realized, these reserved tax benefits will be applied to reduce income tax expense in the year of realization.

Net operating loss carryforwards are available to offset future earnings within the time periods specified by law.  At December 31, 2004, the Company had international net operating loss carryforwards which total approximately $69.5 million and expire as follows:

December 31, 2004	International Net Operating Loss Carryforwards

(in thousands)

Expiration:
3 years or less	$3,500
4 to 5 years	1,000
6 to 10 years	---
Unlimited carryforward	65,000

Total	$69,500

A reconciliation from income tax expense at the U.S. federal statutory tax rate of 35% to the Company's income tax expense from operations is as follows:

Year Ended December 31,	2004	2003	2002

(in thousands)

Income tax expense at federal statutory rate	$(81,873)	$(9,462)	$(164,210)
Tax effect of U.S. tax loss carried forward	---	---	71,670
Tax effect of U.S. tax credits carried forward	---	---	10,882
State income taxes, net of federal tax benefit	(3,744)	1,934	(10,276)
Tax effect of international operations, net	4,552	(1,156)	(809)
Tax effect of valuation allowance release	3,870	---	---
Tax effect of audit settlements	3,115	4,112	---
Tax effect of tax exempt investments	486	825	---
Other, net	(1,356)	(998)	1,608

Income tax expense	$(74,950)	$ (4,745)	$ (91,135)

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.   The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act.  As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate unremitted foreign earnings.  Based on the Company's analysis to date, however, it is reasonably possible that it may repatriate some amount between $0 to $32.5 million, with the respective tax liability ranging from $0 to $6.1 million.  Such estimate may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or changes in the Company's factual assumptions. The Company expects to finish its evaluation no later than 90 days following the later of the enactment of the technical corrections act or the issuance of the anticipated Internal Revenue Service guidance.

The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("ETI") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  The Company is currently evaluating the impact of this legislation on the Company's effective tax rate for 2005 and future years.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

The Intergraph Corporation 2004 Equity Incentive Plan ("EIP") was approved by shareholders in May 2004.  Under this plan, the Company reserved a total of 3,761,000 shares of common stock to grant as options or restricted stock awards or units to key employees.  This plan also allows for Nonemployee Director and Outside Director awards to be payable in the form of restricted shares and restricted share units.  Awards are granted at the fair market value of the Company's stock on the date of grant.  Options may be granted at exercise prices that are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Generally, options are granted for a term of ten years from the date of grant.  The Compensation Committee, at its sole discretion, determines the vesting period at the time of grant.  Options to purchase 17,000 shares of the Company's common stock were granted in 2004.  Generally, restricted stock grants vest at the same rate as option grants.  The Company issued 17,668 shares of restricted stock pursuant to the EIP at the quoted market price on the date of grant.  Also, the grants of 390,150 shares made after March 1, 2004 from the 2002 Stock Option Plan reduced the number of shares available for grant under the EIP.  Therefore, at December 31, 2004, 3,336,182 shares were available for future grants.

The Second Amended and Restated Intergraph Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") was approved by shareholders in May 2002 and in May 2004, as amended and restated.  Under this plan, the Company reserved a total of 2,000,000 shares of common stock to grant as options to key employees of which no more than 400,000 could be granted as restricted stock.  Options could be granted at exercise prices which are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant.  Options were granted for a term of ten years from the date of grant.  Options first become exercisable one year from the date of grant and vest at a rate of 25% per year, with full vesting on the fourth anniversary date of the grant.  Options to purchase 378,650 shares of the Company's common stock were granted in 2004.  In 2004, 4,000 shares were cancelled.  Restricted stock grants vests at the same rate as option grants.  In 2004, the Company issued 273,500 shares of restricted stock at the quoted market price on the date of grant.  Upon the adoption of the EIP, all shares that remained available under the 2002 Stock Option Plan were no longer available for awards.

The amortization expense for restricted stock for both the EIP and 2002 Stock Option Plans mentioned above for 2004 and 2003 was $1.6 million and $152,000, respectively.  The cost of the restricted stock is being amortized over the vesting period of 4 years.

The Amended and Restated Intergraph Corporation 1997 Stock Option Plan was approved by shareholders in May 1997 and May 2004, as amended and restated.  Under this plan, the Company reserved a total of 5,000,000 shares of common stock to grant as options to key employees.  Options were granted at exercise prices which are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant.  Options were granted for a term of ten years from the date of grant.  Options first become exercisable two years from the date of grant and vest at a rate of 25% per year from that point, with full vesting on the fifth anniversary date of the grant.  There were no options granted in 2004 or 2003, however, options to purchase 20,000 shares of the Company's common stock were granted in 2002 under this plan.  During 2004, 37,250 shares expired, and at December 31, 2004, there were no shares available for future grants.

The Amended and Restated Intergraph Corporation Nonemployee Director Stock Option Plan was approved by shareholders in May 1998 and in May 2004, as amended and restated.  The Company has reserved a total of 250,000 shares of common stock to grant as options under this plan.  The exercise price of each option granted is the fair market value of the Company's stock on the date of grant.  Options are granted for a term of ten years from the date of grant.  Options first become exercisable one year from the date of grant and vest at a rate of 33% per year from that point, with full vesting on the third anniversary date of the grant.  Upon approval of this plan, members of the Board who were not otherwise employed by the Company were granted options to purchase 3,000 shares of the Company's common stock.  Any new nonemployee director was granted an option to purchase 3,000 shares of common stock upon his or her first election to the Board.  At each annual meeting of shareholders, each nonemployee director re-elected to the Board was granted an option to purchase an additional 1,500 shares of the Company's common stock.  There were no options granted in 2004, however, options to purchase 12,000 and 10,500 shares of the Company's common stock were granted in 2003 and 2002, respectively, under this plan.  Upon the adoption of the EIP, all shares that remained available under the Nonemployee Director Stock Option Plan were no longer available for awards.

Under the methodology of SFAS No. 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The multiple option approach was used, with assumptions for expected option life of 1.04 years after vest date in 2004 (1.04 years in 2003 and 1 year in 2002) and 26% expected volatility over the life of the options issued in 2004 (27% in 2003 and 81% in 2002).  In 2003, Intergraph changed the method of determining the future volatility rate of the Company's common stock.  The Company believes that using the future volatility rate implied in the trading of options on the Company's common stock, both calls and puts, is a better indicator of the expected future volatility of the Company's stock price than using historical performance of the Company's stock price.  The higher volatility rate assumption used for 2002 were based upon historical performance of stock options over the prior 8-year period.  Dividend yield is excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations.  Risk-free rates of return were determined separately for each of the serial vesting periods of the options and ranged from .99% to 2.95% in 2004, .98% to 3.19% in 2003, and .92% to 4.47% in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the subjectivity of assumptions can materially affect estimates of fair value, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The Company plans to adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $457,000 in the second half of 2005.

Shares issued under the Company's stock purchase plan were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase.  The date of grant and the date of purchase coincide for this plan.

The weighted average grant date fair values of options granted to employees under all stock option plans during 2004, 2003, and 2002 were $5.41, $4.91, and $9.62, respectively.  During 2004, options were granted under these plans at exercise prices equal to the market value of the Company's stock on the date of grant.

Activity in the Company's fixed stock option plans for each year in the three-year period ended December 31, 2004, is summarized as follows:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,662,022	$ 8.79	3,727,385	$ 6.72	4,635,393	$ 6.44
Granted at price equal to market value	395,650	25.19	328,000	21.48	120,500	16.99
Exercised	(685,212)	6.67	(1,157,114)	6.25	(966,946)	6.82
Forfeited	(41,250)	7.58	(236,249)	6.35	(61,562)	5.68

Outstanding at end of year	2,331,210	12.22	2,662,022	$ 8.79	3,727,385	$ 6.72

Exercisable at end of year	961,060	$ 8.17	902,552	$ 6.91	1,192,260	$ 6.88

Further information relating to stock options outstanding at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$5.3130 to $ 5.813	1,217,810	5.18 years	$ 5.54	665,310	$ 5.52
$5.8131 to $ 9.250	84,125	3.90 years	7.85	71,625	7.73
$9.2501 to $12.700	199,125	5.95 years	11.70	106,625	11.67
$12.7001 to $21.600	210,500	7.83 years	17.59	60,250	18.02
$21.6001 to $21.900	150,000	8.57 years	21.90	37,500	21.90
$21.9001 to $24.380	78,000	8.78 years	24.36	19,750	24.35
$24.3801 to $28.100	391,650	9.36 years	25.19	---	---

	2,331,210	6.48 years	$12.22	961,060	$ 8.17

Under the 2000 Intergraph Corporation Employee Stock Purchase Plan, 3,000,000 shares of common stock were made available for purchase through a series of five consecutive annual offerings each June beginning June 1, 2000.  In order to purchase stock, each participant may have up to 10% of his or her pay (not to exceed $25,000 in any offering period) withheld through payroll deductions.  All full-time employees of the Company are eligible to participate.  The purchase price of each share is 85% of the closing market price of the Company's common stock on the last pay date of each calendar month.  Employees purchased 82,733, 79,850, and 107,806 shares of stock in 2004, 2003, and 2002, respectively, under the 2000 and predecessor plans.  At December 31, 2004, 2,415,780 shares were available for future purchases.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Intergraph Corporation Stock Bonus Plan ("Stock Bonus Plan") was established in 1975 to provide retirement benefits to substantially all U.S. employees.  Effective January 1, 1987, the Company amended the Stock Bonus Plan to qualify it as an employee stock ownership plan (ESOP).  The Company made contributions to the Stock Bonus Plan in amounts determined at the discretion of the Board, and the contributions were funded with Company stock.  Amounts were allocated to the accounts of participants based on compensation.

In December 2000, the Board resolved to terminate the Stock Bonus Plan effective for the plan year ending December 31, 2000, and to amend the Intergraph Corporation SavingsPlus Plan ("SavingsPlus Plan") to permit the Company to make discretionary profit sharing contributions to it.  During 2002, the Company received a favorable determination letter from the Internal Revenue Service and a "no action" letter from the SEC.  Upon receipt of both favorable responses, each Stock Bonus Plan participant was entitled to receive a lump sum distribution of their account balance (subject to income tax liability and withholdings) or to rollover the account balance into an Individual Retirement Account or other qualified plan. The distribution of Stock Bonus Plan assets commenced on May 16, 2002, for a period of four months, and expired on September 16, 2002.  The lost participants' shares and remaining cash were transferred to a trust fund held by a Trustee effective December 31, 2002.  As of December 31, 2004, there were 1,354 lost participants with account balances in the Stock Bonus Plan, of which 374 participants owned approximately 27,000 shares of Intergraph common stock.  Additional cash balances held in the trust fund on behalf of lost participants totaled approximately $755,000.

In 1990, the Company established the SavingsPlus Plan, an employee savings plan qualified under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees.  As of January 1, 2004, employees may elect to contribute up to 75% of their compensation to the SavingsPlus Plan, subject to dollar limitations contained in the Internal Revenue Code ($13,000 for 2004), up from the previous limit of 25%.  The Company matches 50% of employee contributions up to 6% of each employee's compensation.  Cash contributions by the Company to the SavingsPlus Plan were $3.1 million, $3.1 million, and $3 million, in 2004, 2003, and 2002, respectively.

The Company maintains various retirement benefit plans for the employees of its international subsidiaries, primarily defined contribution plans that cover substantially all employees.  Contributions to the plans are made in cash and are allocated to the accounts of participants based on compensation.  Benefits are payable based on vesting provisions contained in each plan.  The Company's contributions to these plans totaled approximately $4.1 million, $3.9 million, and $3.3 million, in 2004, 2003, and 2002, respectively.

NOTE 14 - SHAREHOLDER RIGHTS PLAN

In March 2002, the Board approved an amendment to the Shareholder Rights Plan and declared a distribution of one common stock purchase right (a "Right") for each share of the Company's common stock outstanding on September 7, 1993.  Each Right entitles the holder to purchase from the Company one common share at a price of $65, subject to adjustment.  The Rights are not exercisable until the occurrence of certain events related to a person or a group of affiliated or associated persons acquiring, obtaining the right to acquire, or commencing a tender offer or exchange offer, the consummation of which would result in beneficial ownership by such a person or group of 15% or more of the outstanding common shares of the Company.  Rights will also become exercisable in the event of certain mergers or an asset sale involving more than 50% of the Company's assets or earnings power.  Upon becoming exercisable, each Right will allow the holder, except the person or group whose action has triggered the exercisability of the Rights, to either buy securities of Intergraph or securities of the acquiring company, depending on the form of the transaction, having a value of twice the exercise price of the Rights.  The Rights trade with the Company's common stock.  The Rights are subject to redemption at the option of the Board at a price of $0.01 per Right until the occurrence of certain events, and are exchangeable for the Company's common stock at the discretion of the Board under certain circumstances.  The Rights expire on March 5, 2012.

In connection with the March 2002 amendment of the Rights Agreement, the Board appointed a committee of directors to serve as the Rights Agreement Review Committee.  The principal responsibility of the committee is to review the Rights Agreement, when, and as, the committee deems appropriate; provided that the first review shall occur not later than three years from the date of the amended Rights Agreement and subsequent reviews shall occur not later than three years from the date of the most recent review.  On January 28, 2004, the Board appointed the Nominating and Corporate Governance Committee to serve as and assume the duties of the Rights Agreement Review Committee.

NOTE 15 - SEGMENT INFORMATION

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

Corporate includes revenues and costs for Teranetix (a provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer, Chief Financial Officer, Strategic Planning, General Counsel, the Board of Directors, internal and external audit, other costs that are directly the result of Intergraph being a publicly held company, and residual costs of exiting the hardware business, including management of a repair depot.

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.   The accounting policies of the reportable segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2004 Annual Report).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the years ended December 31, 2004, 2003, and 2002, together with supplementary information related to depreciation and amortization expense attributable to the business segments.  The information in the table for 2003 and 2002 has been reclassified to provide comparability with the current-year presentation.

Year Ended December 31,	2004	2003	2002

(in thousands)

Revenues:
PPM:
Unaffiliated customers	$145,478	$129,401	$120,321
Intersegment revenues	1,488	2,158	3,763

	146,966	131,559	124,084

IMGS:
Unaffiliated customers	200,953	200,648	186,402
Intersegment revenues	5,565	6,114	7,932

	206,518	206,762	194,334

ISG:
Unaffiliated customers	126,506	120,703	122,192
Intersegment revenues	8,769	16,693	19,279

	135,275	137,396	141,471

IPS:
Unaffiliated customers	68,341	65,160	62,066
Intersegment revenues	1,777	3,661	2,447

	70,118	68,821	64,513

Corporate:
Unaffiliated customers	9,820	10,091	10,096
Intersegment revenues	745	2,652	3,046

	10,565	12,743	13,142

	569,442	557,281	537,544

Eliminations	(18,344)	(31,278)	(36,467)

Total Revenues	$551,098	$526,003	$501,077

Operating income (loss):
PPM	$ 21,919	$ 14,787	$ 18,979
IMGS	6,984	41	(4,158)
ISG	18,683	11,680	8,337
IPS	8,752	14,547	14,205
Corporate	(21,598)	(27,687)	(23,211)
Eliminations	(646)	---	279

Total	$ 34,094	$ 13,368	$ 14,431

Depreciation and amortization expense:
PPM	$ 14,197	$ 11,406	$ 10,247
IMGS	7,801	7,161	5,186
ISG	1,271	2,219	1,543
IPS	1,574	1,245	3,230
Corporate	4,188	3,678	5,006

Total depreciation and amortization expense	$ 29,031	$ 25,709	$ 25,212

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include net intellectual property income of $191.5 million in 2004, $5.8 million in 2003, and $434.5 million in 2002; gains on sales of assets of $3.4 million, and $17.2 million in 2003 and 2002, respectively; and interest income of $4.3 million, $6.6 million, and $6.9 million in 2004, 2003, and 2002, respectively.

The Company does not evaluate performance or allocate resources based on assets.

Revenues from the U.S. Government were $124.9 million in 2004, $137.1 million in 2003, and $136.9 million in 2002, representing approximately 23%, 26%, and 27% of total revenue in 2004, 2003, and 2002, respectively.  The majority of these revenues are attributed to the ISG business segment.  The U.S. Government was the only customer accounting for more than 15% of consolidated revenue in each year of the three-year period ended December 31, 2004.

International markets, particularly Europe and Asia, are important to each of the Company's business segments, except for ISG.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, export restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.  Following is a summary of third-party revenues and long-lived assets by principal geographic area.  For purposes of this presentation, revenues are attributed to geographic areas based on customer location.  Long-lived assets include property, plant, and equipment; capitalized software development costs; investments in affiliates; and other non-current assets.  Assets have been allocated to geographic areas based on their physical location.

	Revenues			Long-lived Assets, Net

	2004	2003	2002	2004	2003	2002

(in thousands)

United States	$273,845	$276,712	$285,881	$77,155	$ 85,552	$ 97,112
Europe	177,149	160,616	128,640	14,632	12,365	18,161
Asia Pacific	55,955	46,529	49,843	2,566	1,675	1,511
Other International	44,149	42,146	36,713	2,289	3,026	1,453

Total	$551,098	$526,003	$501,077	$96,642	$102,618	$118,237

NOTE 16 - RELATED PARTY TRANSACTIONS

BSI:  The Company owns a 28% equity position in BSI, the developer and owner of MicroStation, a software product for which the Company is a nonexclusive distributor.  Under the Company's distributor agreement with BSI, the Company purchases MicroStation products for resale to third parties.  Payments to BSI for products, services, commissions, and royalties were approximately $1.6 million in 2004, $2.1 million in 2003, and $3.5 million in 2002.  At December 31, 2004, 2003, and 2002, the Company had amounts payable to BSI of approximately $480,000, $622,000, and $660,000, respectively.  The Company's sales to BSI were nominal in 2004, $157,000 in 2003, and $531,000 in 2002.  Outstanding trade receivables from BSI were $1,000, $582,000, and $1.1 million, respectively at December 31, 2004, 2003, and 2002.  As a result of the Company's sale of its MicroStation-based civil engineering, plotting, and raster conversion software product lines to BSI in 2000, the Company recorded a long-term note receivable as partial consideration.  In May 2004, as part of a judgment against BSI in the Alabama court system, this receivable was settled for an amount less than the carrying value of the note.  A resulting loss of $354,000 is included in "Other income (expense), net" in the Company's 2004 consolidated income statement and in "Net changes in other assets and liabilities" in the Company's 2004 consolidated statement of cash flow.  The balance of this note receivable was $8.1 million at December 31, 2003, and $9.7 million at December 31, 2002. This non-trade receivable is included in "Other current assets" in the Company's consolidated balance sheet at December 31, 2003.  See further discussions of BSI transactions in Note 17 and Note 18.

3Dlabs and Creative:  In July 2000, the Company sold the Intense3D graphics accelerator division to 3Dlabs for equity ownership interest of approximately 19.7% in 3Dlabs.  Under its agreement with 3Dlabs, the Company served as intermediary between 3Dlabs and SCI, a wholly-owned subsidiary of SCI Systems, Inc., the Company's contract manufacturer, for manufacturing performed by SCI for 3Dlabs.  The Company earned no margin on the inventory purchased from SCI and sold to 3Dlabs, and recorded no associated revenues or cost of revenues in its results of operations.  In 2001, this obligation to serve as intermediary expired.  Since the date of the expired agreement, the Company provided services to 3Dlabs, including repair, test, and inventory hub services at a profit.  In March 2002, Creative acquired 3Dlabs, and the Company retained a 3% ownership interest in Creative.  In July 2002, the Company sold part of its investment in Creative.  For 2002, the Company's sales to 3Dlabs totaled $229,000, purchases from 3Dlabs totaled $407,000, and an outstanding trade receivable totaled $57,000.  In July 2003, the Company sold its remaining investment in Creative.  For 2003, the Company's sales to 3Dlabs, a division of Creative, totaled $207,000, and an outstanding trade receivable totaled $17,000.  Sales, purchases, receivables, and payables for 2004 were nominal.  See further discussion of 3Dlabs and Creative in Note 17.

Atheeb:  In 2001, the Company sold Intergraph Middle East, Ltd. and its Saudi Arabian operations to the distributorship of Atheeb, retaining a 20% ownership interest.  Purchases from Atheeb totaled $123,000 for 2004, $444,000 for 2003, and $138,000 for 2002.  Total payables to Atheeb at December 31, 2004, 2003, and 2002 were $30,000, $284,000 and $138,000, respectively.  Sales to Atheeb totaled $2.4 million for 2004, $2.5 million for 2003, and $2.4 million for 2002.  Related carrying value of trade receivables from Atheeb at December 31, 2004, 2003, and 2002, were $1.3 million, $1.5 million, and $1.1 million, respectively.

NOTE 17 - ACQUISITIONS AND DIVESTITURES

BSI:  On December 27, 2000, the Company sold its MicroStation-based civil engineering, plotting, and raster conversion software product lines to BSI.  In December 2002, the Company filed an action against BSI, and BSI subsequently filed complaints in Philadelphia and Delaware against Intergraph related to the resulting purchase price consideration for this sale.  In March, BSI's Philadelphia action was dismissed.  In May 2004, a judgment was issued in favor of Intergraph.   The judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company recorded a loss of $354,000 in "Other income (expense), net," in the consolidated income statement.  Payments from BSI in 2004, 2003, and 2002 were $8.0 million, $2.4 million, and $9.2 million, respectively.  These payments are included in "Net proceeds from sales of assets" in the respective consolidated statements of cash flows.  The Company maintains its 28% ownership of BSI, valued at the original investment of $9.2 million, included in "Investment in affiliates" in the Company's consolidated balance sheets for December 31, 2004 and 2003.  See Note 1, "Significant Accounting Policies," related to investments in affiliates and Note 16 for a discussion of the Company's related party transactions with BSI.  See also Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of this litigation.

Creative:  In the second quarter of 2002, the Company's investment in 3Dlabs (from the 2000 sale of its Intense3D graphics accelerator division) was sold to Creative for shares of Creative stock and $13.4 million of cash.  The Company sold a portion of its investment in Creative shares for $7.9 million in the third quarter of 2002, and a loss of $1.3 million was recorded in the consolidated statements of income and cash flows.  The cash receipts are reflected as "Net proceeds from sales of assets" in the consolidated statement of cash flow.  In December 2002, a decline in the market value of the investment in Creative was determined to be "other than temporary" and a write-down in the carrying value of the stock of approximately $7.0 million was recognized in the consolidated statements of income and cash flows.  In July 2003, the Company sold its remaining investment in Creative shares for $12.4 million.  The amount received is shown as "Net proceeds from sales of assets" in the consolidated statement of cash flow.  The resulting gain of $1.8 million is reflected in "Gains on sales of assets" in the consolidated statements of income and cash flows.

Z/I Imaging:  In October 2002, the Company purchased the remaining 40% ownership interest of Z/I Imaging (formerly a 60%-owned and consolidated subsidiary of the Company) from Zeiss.  The Company transferred certain reconnaissance camera assets and paid $6.0 million, net, in cash, which is included in "Business acquisitions, net of cash acquired" in the Company's consolidated statement of cash flows.  The film-based commercial mapping cameras and the newly introduced Digital Mapping Camera remain a part of Z/I Imaging.

MARIAN:  In January 2001, the Company acquired the MARIAN materials management business unit from debis Systemhaus Industry GmbH of Germany.  Payments in 2003 and 2002 towards the purchase price were $793,000 and $460,000, respectively, and are included in "Business acquisitions, net of cash acquired" in the Company's respective consolidated statements of cash flows.  The Company accounted for the acquisition as a purchase of the intangible assets (amortized over a useful life of two years) and software rights (of which the intangible assets are amortized over a useful life of four years and the maintenance contract is amortized over a useful life of three years).  The unamortized balance, approximately $399,000 at December 31, 2004, and $1.1 million at December 31, 2003, is included in "Other assets, net" in the Company's consolidated balance sheets.  The accounts and results of operations of MARIAN are combined with PPM.

Singapore:  On November 30, 2000, the Company sold its Singapore subsidiary for approximately $2.7 million, primarily in the form of a long-term note receivable, with payment terms through September 2005, as amended in November 2003.  Payments, including interest, were received in 2004, 2003, and 2002 for $700,000, $650,000, and $800,000, respectively, and are included in "Net proceeds from sales of assets" in the Company's respective consolidated statements of cash flows.  At December 31, 2004, and 2003, the balances on the notes in the consolidated balance sheets include approximately $340,000 and $644,000, respectively, in "Other current assets."  The long-term portion of the note receivable at December 31, 2003, was $340,000, included in "Other assets, net" in the Company's consolidated balance sheet.

IDS:    In March 2003, the Company sold its aeronautical IP assets to Ingegneria Dei Sistemi S.p.a. in Rome, Italy for a purchase price of $1.3 million, in the form of a short-term note receivable, with payments initially due through October 2003.  A resulting gain of $1.1 million is included in the Company's 2003 consolidated statements of income and cash flow.  Total payments of $125,000 and $1.1 million for 2004 and 2003, respectively, are included in the consolidated statement of cash flow as "Net proceeds from sales of assets."

NOTE 18 - LITIGATION AND OTHER RISKS AND UNCERTAINTIES

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the intellectual property rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks. The Company continuously evaluates various strategies for the protection of its intellectual property.  Such strategies are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the development of the Company's intellectual property could materially adversely affect the Company's financial condition, results of operations, or prospects.   The Company has sought to protect its intellectual property by engaging in both licensing and litigation.  The following is a discussion of the 2004 developments related to the Company's IP enforcement activities.  Litigation is subject to known and unknown risks and uncertainties.

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.TM ("Dell"), Gateway, Inc. ("Gateway"), and Hewlett-Packard Co.TM ("HP") in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company has reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  The Company expects to record approximately $11 million to $12 million of legal expenses that will offset against the HP settlement.  The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  Intergraph's intellectual property licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI, seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in April 2004.  The Court issued its judgment in early May, ruling in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 for the year.  BSI has appealed the court decision.  An appeal decision is not likely before the beginning of the second quarter 2005.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business.  Computer software technology is increasingly being patent-protected, and many companies, including Intergraph, are developing patent positions for software innovations.  It is unknown at the present time whether various patented software technology will be made generally available under licenses, or whether specific innovations will be held by their inventors and not made available to others.  In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements.  Patented software techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

An inability to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A.

NOTE 19 - INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

At December 31, 2004, and 2003, the Company held various debt and marketable equity securities with fair market values of approximately $177.9 million and $173.9 million, respectively.  Debt securities with original maturities of three months or less are classified as held-to-maturity and are included in "Cash and cash equivalents" in the December 31, 2004, and 2003 consolidated balance sheets totaling $110.5 million and $124.2 million, respectively.  The remaining $62.0 million and $44.7 million invested in debt securities are classified as available-for-sale and are in the December 31, 2004, and 2003 consolidated balance sheets, respectively, under the caption "Short-term investments."  In addition, the Company had $5.5 million and $5.0 million, as of December 31, 2004, and 2003, respectively, in marketable preferred equity securities classified as available-for-sale, which are included in "Short-term investments."  The Company's short-term investments in certain market auction rate securities have maturity dates that can be several years away but have auction features that allow the holder to resell the securities on periodic auction dates that range from one to thirty five days.  The Company systematically and regularly sells these securities when the auction dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.

The fair market value of debt and marketable preferred equity securities at December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale

(In thousands)

Due in one year or less	$ ---
Due after one year through five years	400
Due after five years through ten years	300
Due after ten years	61,257

$61,957
Equity securities	5,500

$67,457

NOTE 20 - SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31

(in thousands except per share amounts)

Year ended December 31, 2004:
Revenues	$132,285	$137,963	$134,678	$146,172
Gross profit	66,442	69,554	66,773	72,995
Restructuring charges	826	---	---	---
Income from operations	7,553	9,151	7,550	9,840
Intellectual property income (expense), net	203,060	7,981	(8,911)	(10,661)
Net income	135,566	14,896	1,169	7,341
Net income per share:
Basic	$3.74	$0.41	$0.03	$0.22
Diluted	$3.58	$0.39	$0.03	$0.21
Weighted average shares outstanding:
Basic	36,268	36,588	34,029	33,070
Diluted	37,843	38,130	35,398	34,374

Year ended December 31, 2003:
Revenues	$120,553	$127,347	$133,583	$144,520
Gross profit	56,601	61,585	65,969	67,791
Restructuring charges	---	---	---	3,952
Income from operations	4,235	2,859	5,485	789
Intellectual property income (expense), net	5,330	(4,335)	11,594	(6,805)
Gains (losses) on sales of assets	1,220	(65)	1,796	470
Net income	8,115	794	12,934	445
Net income per share:
Basic	$ 0.18	$ 0.02	$ 0.28	$ 0.01
Diluted	$ 0.17	$ 0.02	$ 0.27	$ 0.01
Weighted average shares outstanding:
Basic	46,200	46,275	46,190	43,553
Diluted	48,408	48,404	48,135	45,382

For complete descriptions of the net gains (losses) on sales of assets and restructuring charges included in the Company's results of operations, see Notes 10, 16 and 17 and "Gains on Sales of Assets" and "Operating Expenses" included in MD&A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Intergraph Corporation

We have audited the accompanying consolidated balance sheets of Intergraph Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intergraph Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intergraph Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Intergraph Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Intergraph Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Intergraph Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Intergraph Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Intergraph Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intergraph Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Intergraph Corporation and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 15, 2005

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of December 31, 2004.  Based upon their evaluation, they found the Company's disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting.  That report appears on pages 48-49 of this Form 10-K.

Changes in Internal Control over Financial Reporting

On October 27, 2004, management determined that it was appropriate to restate the consolidated financial statements for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004, to defer recorded revenues and to recognize them at a later date.  The Company took the following steps to strengthen further control processes and procedures to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination that it was appropriate to restate certain prior period financial statements:

•

Established procedures to perform an on-going analysis of the appropriate accounting for new products, marketing programs, and promotions to ensure proper revenue recognition with respect to such matters;

•

Established procedures to document the review of transactions involving maintenance, discounts, and specified upgrades prior to recognizing revenue with respect to such transactions, and requiring that this documentation be reviewed and approved by one or more specified accounting personnel prior to recording revenue;

•	Established procedures requiring certain documentation, together with Corporate Controller written approval, of all programs involving any no-cost product or service or specified product upgrade; and

•

Supplemented the Company's existing revenue recognition policies and procedures to clarify certain complex areas, including software revenue recognition, to promote a broader understanding of the applicable policies among Company personnel.

The Company has determined that the remediation plan of the internal control process related to the third quarter restatement has been adequately designed and is operating effectively as of December 31, 2004.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

ITEM 9B.  OTHER INFORMATION

The Compensation Committee of the Board of Directors of Intergraph Corporation approved resolutions authorizing bonuses to be paid to certain of the Company's officers, including the named executive officers set forth below, pursuant to the 2004 Cash Incentive Plan (the "Plan").  Bonuses were paid on March 15, 2005 to the named executive officers as follows:

Name	Title	Bonus

R. Halsey Wise	President and Chief Executive Officer	$798,150
Larry J. Laster	Executive Vice President and Chief Financial Officer	310,950
R. Reid French, Jr.	Executive Vice President of Strategic Planning and Corporate Development	284,610
William E. Salter	President, ISG	243,390
Gerhard Sallinger	President, PPM	231,804

The Plan was intended to provide incentives to members of management, including the Company's named executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  The performance awards were based upon achievement of established operating income goals (on a Company and/or division level), as well as personal business objectives, in each case as determined by the Committee.  The foregoing summary of the Plan is qualified in its entirety by reference to the complete text of the Plan, which is attached hereto as Exhibit 10(j) and incorporated herein by reference.

PART III

ITEMS 10 - 14

Information called for by Items 10 - 14 of Part III are incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its annual meeting of shareholders to be held May 12, 2005 pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	1)	The following consolidated financial statements of Intergraph Corporation and its subsidiaries and the report of independent auditors thereon are filed as part of this report:
		Consolidated Balance Sheets at December 31, 2004, and 2003	21
		Consolidated Statements of Income for the three years ended December 31, 2004	22
		Consolidated Statements of Cash Flows for the three years ended December 31, 2004	23
		Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2004	24
		Notes to Consolidated Financial Statements	25 - 47
		Report of Independent Auditors	47 - 49
	2)	Financial Statement Schedule:
		Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2004	56

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	3)	Exhibits
		Number	Description
		3(i)	Electronically Restated Certificate of Incorporation (1)
		3(ii)	Amended and Restated Bylaws (2)
		4	Amended and Restated Rights Agreement, dated March 5, 2002, between Intergraph Corporation and Computershare Investor Services, LLC (3)
		10(a)	Settlement, Sale of Technology and License Agreement, dated April 4, 2002, by and among Intergraph Corporation, Intergraph Hardware Technologies Company and Intel Corporation (4) (6)
		10(c)*	Amended and Restated Intergraph Corporation 1997 Stock Option Plan (14)
		10(d)	Form of Indemnification Agreement between Intergraph Corporation and each member of the Board of Directors, the Chief Executive Officer, Chief Financial Officer, and General Counsel of the Company (8)
		10(e)*	Amended and Restated Intergraph Corporation Nonemployee Director Stock Option Plan (14)
		10(f)*	Summary of Compensation for Nonemployee Directors and Named Executive Officers
		10(g)*	Employment Contract of R. Halsey Wise dated June 12, 2003, as amended (13)
		10(i)*	Employment Agreement with R. Reid French, Jr. dated September 16, 2003 (9)
		10(j)*	2004 Cash Incentive Plan
		10(k)*	2005 Cash Incentive Plan (16)
		10(l)*	Second Amended and Restated Intergraph Corporation 2002 Stock Option Plan (14)
		10(m)*	Employment Contract dated October 24, 1985, of Gerhard Sallinger (5)
		10(o)(i)	Agreement to Resolve Patent Infringement Claims by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (6) (7)
		10(o)(ii)	Patent Cross License Agreement by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (6) (7)
		10(p)	Texas Instruments Patent Litigation Settlement and License Agreement dated September 9, 2003 (9)
		10(q)	Accelerated Stock Buyback Master Confirmation dated July 28, 2004
		10(r)	Settlement Agreement Between Intergraph and Intel and License to Dell dated March 29, 2004 (10)
		10(s)	Patent License and Settlement Agreement Between Advanced Micro Devices, Inc. and Intergraph Hardware Technologies Company dated April 9, 2004 (11)
		10(t)	Settlement Agreement, Release and Patent License Between Intergraph and Gateway dated May 12, 2004 (12)
		10(u)	Settlement Agreement, Release, and Patent Cross-License Between Intergraph and Hewlett-Packard effective January 21, 2005 (15)
		10(v)*	Intergraph Corporation 2004 Equity Incentive Plan (14)
		10(w)*	Form of 2004 Plan Restricted Share Award Agreement (Directors) (16)
		10(x)*	Form of 2004 Plan Restricted Share Award Agreement (Executive Officers) (16)
		10(y)*	Form of 2004 Plan Restricted Share Award Agreement (Officers and Employees) (16)
		10(z)*	Form of 2004 Plan Restricted Share Unit Agreement (Directors) (16)
		14	Code of Business Conduct and Ethics (13)
		21	Subsidiaries of the Company
		23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
		31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated March 15, 2005
		31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated March 15, 2005
		32	Certification pursuant to 18 U.S.C. Section 1350 by R. Halsey Wise and Larry J. Laster dated March 15, 2005
* Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

	(1)	Incorporated by reference to exhibits filed with the Company's Form 8-A12G/A filed on October 29, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(2)	Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 dated May 13, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(3)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(4)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K/A dated April 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(5)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, under the Securities Exchange Act of 1934, File No. 0-9722.
	(6)	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
	(7)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(8)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(9)	Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.
	(10)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 30, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(11)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 12, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(12)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated May 13, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(13)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.
	(14)	Incorporated by reference to exhibits filed with the Company's Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004, File No. 0-9722.
	(15)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 24, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.
	(16)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 1, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.
(b)	Exhibits - the response to this portion of Item 15 is submitted as a separate section of this report.
(c)

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

INTERGRAPH CORPORATION By: /s/ R. Halsey Wise R. Halsey Wise President, Chief Executive Officer, and Director	Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Sidney L. McDonald	Chairman of the Board and Director	March 15, 2005

Sidney L. McDonald
/s/ R. Halsey Wise	President, Chief Executive Officer, and	March 15, 2005

R. Halsey Wise	Director
/s/ Larry J. Laster	Executive Vice President, Chief Financial	March 15, 2005

Larry J. Laster	Officer, and Director (Principal Financial and Accounting Officer)
/s/ Lawrence R. Greenwood	Director	March 15, 2005

Lawrence R. Greenwood
/s/ Thomas J. Lee	Director	March 15, 2005

Thomas J. Lee
/s/ Kevin M. Twomey	Director	March 15, 2005

Kevin M. Twomey
/s/ Linda L. Green	Director	March 15, 2005

Linda L. Green
/s/ Richard W. Cardin	Director	March 15, 2005

Richard W. Cardin
/s/ Michael D. Bills	Director	March 15, 2005

Michael D. Bills

INTERGRAPH CORPORATION AND SUBSIDIARIES
SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
(in thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2004 2003 2002	$13,813 $15,436 $12,976	341 2,662 3,851	940 (1) 4,285 (1) 1,391 (1)	$13,214 $13,813 $15,436
Allowance for obsolete inventory deducted from inventories in the balance sheet	2004 2003 2002	$10,696 $16,306 $18,506	615 3,621 1,224	2,711 (2) 9,231 (2) 3,424 (2)	$ 8,600 $10,696 $16,306
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventories reduced to net realizable value

EXHIBIT 21

INTERGRAPH CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF REGISTRANT

Name	State or Other Jurisdiction of Incorporation	Percentage of Voting Securities Owned by Parent
CadView Engineering Solutions B.V.	Netherlands	100
Intergraph Asia Pacific, Inc.	Delaware	100
Intergraph Benelux B.V.	Netherlands	100
Intergraph BEST (Vic) Pty. Ltd.	Australia	100
Intergraph Canada, Ltd.	Canada	100
Intergraph China, Inc.	Delaware	100
Intergraph Computer (Shenzhen) Co. Ltd.	China	100
Intergraph Consulting Inc.	Delaware	100
Intergraph Consulting Private Ltd.	India	100
Intergraph Corporation (N.Z.) Limited	New Zealand	100
Intergraph Corporation	Delaware	100
Intergraph Corporation Pty. Ltd.	Australia	100
Intergraph Corporation Taiwan	Taiwan, R.O.C.	100
Intergraph CR spol. s r.o.	Czech Republic	100
Intergraph Danmark A/S	Denmark	100
Intergraph de Mexico, S.A. de C.V.	Mexico	100
Intergraph Deutschland GmbH	Germany	100
Intergraph Espana, S.A.	Spain	100
Intergraph Europe (Polska) Sp. z o.o.	Poland	100
Intergraph European Manufacturing, L.L.C.	Delaware	100
Intergraph Finance Australia, Pty., Ltd.	Australia	100
Intergraph Finland Oy	Finland	100
Intergraph France SAS	France	100
Intergraph GmbH (Osterreich)	Austria	100
Intergraph Greater China, Ltd.	Hong Kong	100
Intergraph Hardware Technologies Company	Nevada	100
Intergraph Hong Kong Limited	Hong Kong	100
Intergraph Israel Software Development Center, Ltd.	Israel	100
Intergraph Italia, L.L.C.	Delaware	100
Intergraph Japan K.K.	Japan	100
Intergraph Korea, Ltd.	Korea	100
Intergraph Norge A/S	Norway	100
Intergraph Portugal Sistemas de Computacao Grafica, S.A.	Portugal	100
Intergraph Process & Building (M) SDN. BHD.	Malaysia	100
Intergraph Process & Building Solutions Philippines, Inc.	Philippines	100
Intergraph Process Power and Offshore Pte Ltd.	Singapore	100
Intergraph Properties Company	Nevada	100
Intergraph Public Safety (New Zealand) Limited	New Zealand	100
Intergraph Public Safety Belgium S.A.	Belgium	100
Intergraph Public Safety Deutschland, GmbH	Germany	100
Intergraph Public Safety Pty. Ltd.	Australia	100
Intergraph Public Safety U.K., Ltd.	United Kingdom	100
Intergraph Public Safety, Inc.	Delaware	100
Intergraph Services Company, Inc.	Delaware	100
Intergraph Servicios de Venezuela C.A.	Venezuela	100
Intergraph Software Technologies Company	Nevada	100
Intergraph Sverige AB	Sweden	100
Intergraph Switzerland A.G.	Switzerland	100
Intergraph UK, Ltd.	United Kingdom	100
Intergraph Virgin Islands, Inc.	Virgin Islands	100
Intergraph Wholesale Pty., Ltd.	Australia	100
M&S Computing Investments	Delaware	100
Pelican Forge Software Corporation	Canada	100
Public Safety France, SAS	France	100
Teranetix Europe B.V.	Netherlands	100
Teranetix Germany GmbH	Germany	100
Terra Map Server GmbH	Germany	100
Worldwide Services Inc.	Delaware	100
Z/I Imaging (UK) Limited	United Kingdom	100
Z/I Imaging Corporation	Delaware	100
Z/I Imaging Hellas, S.A	Greece	100
Z/I Imaging Japan K.K.	Japan	100
Z/I Imaging Limited	Ireland	100