Form 10-Q
period 2005-03-31
INTERGRAPH CORP
filed 2005-05-10
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-9722

INTERGRAPH CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	63-0573222 I.R.S. Employer Identification No.
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

Common stock, par value $0.10 per share:  28,221,959 shares
outstanding as of April 30, 2005

INTERGRAPH CORPORATION
FORM 10-Q*
March 31, 2005

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at March 31, 2005, and December 31, 2004		2

	Consolidated Statements of Income for the quarters ended March 31, 2005, and 2004		3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005, and 2004		4

	Notes to Consolidated Financial Statements		5 - 14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21 - 22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 6.	Exhibits	24

SIGNATURES			25

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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$229,851	$224,978
Short-term investments	51,930	67,457
Accounts receivable, net	143,131	155,160
Inventories, net	24,165	22,253
Receivables from IP-related litigation	25,242	50,409
Other current assets	33,877	33,641

Total current assets	508,196	553,898
Investments	10,003	9,499
Capitalized software development costs, net	25,283	26,201
Other assets, net	10,830	10,314
Property, plant, and equipment, net	50,118	50,628

Total Assets	$604,430	$650,540

Liabilities and Shareholders' Equity
Trade accounts payable	$14,930	$20,915
Accrued compensation	32,424	40,142
Other accrued expenses	35,825	42,495
Billings in excess of sales	52,604	58,263
Income taxes payable	73,344	22,680
Short-term debt	319	314

Total current liabilities	209,446	184,809

Deferred income taxes	14,998	15,320
Long-term debt	766	874
Other noncurrent liabilities	271	275

Total noncurrent liabilities	16,035	16,469

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	195,299	195,709
Deferred compensation	(14,710)	(6,054)
Retained earnings	849,210	767,280
Accumulated other comprehensive income	14,666	18,341

	1,050,201	981,012
Less - cost of treasury shares (29,158,046 at March 31, 2005, and 24,248,359 at December 31, 2004)	(671,252)	(531,750)

Total shareholders' equity	378,949	449,262

Total Liabilities and Shareholders' Equity	$604,430	$650,540

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Quarter Ended March 31,	2005	2004

(In thousands, except per share amounts)

Revenues
Systems	$69,010	$69,735
Maintenance	36,500	33,001
Services	30,978	29,549

Total revenues	136,488	132,285

Cost of revenues
Systems	33,071	34,338
Maintenance	10,962	10,478
Services	22,803	21,027

Total cost of revenues	66,836	65,843

Gross profit	69,652	66,442

Operating expenses
Product development	14,999	14,564
Sales and marketing	30,376	26,038
General and administrative	16,686	17,461
Restructuring charges	1,694	826

Total operating expenses	63,755	58,889

Income from operations	5,897	7,553

Intellectual property income, net	127,840	203,060
Interest income	1,973	881
Other income (expense), net	(200)	1,072

Income before income taxes	135,510	212,566

Income tax expense	(53,580)	(77,000)

Net income	$81,930	$135,566

Net income per share - basic	$2.50	$3.74
- diluted	$2.40	$3.58

Weighted average shares outstanding - basic	32,807	36,268
- diluted	34,202	37,843

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2005	2004

(In thousands)

Cash Provided By (Used For): Operating Activities:
Net income	$81,930	$135,566
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,121	2,228
Amortization	4,207	5,038
Non-cash portion of restructuring charges	168	73
Provisions for losses on accounts receivable	114	829
Income taxes payable	50,705	71,368
Noncurrent portion of deferred taxes	(313)	(477)
Receivables from IP-related litigation	25,167	(225,000)
Net changes in other assets and liabilities	(15,448)	4,326

Net cash provided by (used for) operating activities	148,651	(6,049)

Investing Activities:
Net proceeds from sales of assets	274	125
Purchases of property, plant, and equipment	(2,098)	(2,210)
Purchases of short-term investments	(49,755)	(53,398)
Proceeds from maturities of short-term investments	65,282	17,978
Capitalized software development costs	(2,386)	(2,595)
Business acquisitions, net of cash acquired	(1,206)	(600)
Other	(1,480)	(1,821)

Net cash provided by (used for) investing activities	8,631	(42,521)

Financing Activities:
Debt repayment	(103)	---
Treasury stock repurchases	(150,884)	(1,866)
Proceeds of employee stock purchases and exercises of stock options	1,515	1,324

Net cash used for financing activities	(149,472)	(542)

Effect of exchange rate changes on cash	(2,937)	(1,586)

Net increase (decrease) in cash and cash equivalents	4,873	(50,698)
Cash and cash equivalents at beginning of period	224,978	216,122

Cash and cash equivalents at end of period	$229,851	$165,424

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Annual Report").

The operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company's operations are divided for operational and management purposes into four separate business segments, along with a Corporate oversight function ("Corporate"):  Intergraph Process, Power & Marine ("PPM"), Intergraph Mapping and Geospatial Solutions ("IMGS"), Intergraph Solutions Group ("ISG"), and Intergraph Public Safety, Inc. ("IPS").  See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q ("Notes to Consolidated Financial Statements") for a description of these business segments, including a description of the Company's plan to reorganize its structure from four to two divisions.

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.

NOTE 2 - STOCK-BASED COMPENSATION

The Company maintains a stock purchase plan and a fixed equity incentive plan for the benefit of its employees and directors.  Under the stock purchase plan, employees may purchase stock of the Company at 85% of the closing market price of the Company's stock as of the last pay date of each calendar month.  No compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company's stock at the date of purchase.

Under the fixed equity incentive plan, stock options, restricted stock awards, and restricted stock units ("RSUs") may be granted and issued to employees and directors.  Stock options may be granted at exercise prices that are equal to or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Compensation expense for stock options, equal to the difference in exercise price and fair market value on the date of grant, would be recognized over the vesting period for options if granted at less than fair market value.  Restricted stock awards are issued at the fair market value of the stock on the date of grant.   Compensation expense for restricted stock awards and RSUs, equal to the fair market value of the stock on the date of grant, is recognized over the four-year vesting period.

For the quarter ended March 31, 2005, the Company issued 332,100 shares of restricted stock.  The total of all restricted stock and RSUs issued as of March 31, 2005, was 697,278 shares and 990 RSUs.  The value at issuance of the restricted stock and restricted stock units is being amortized over a period of 4 years.  The amortization expense for the quarters ended March 31, 2005 and March 31, 2004, was $801,000 and $217,000, respectively.

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company has recognized no compensation expense for these plans during the quarters ended March 31, 2005 and 2004.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effects of applying SFAS No. 123 on a pro forma basis for the quarters ended March 31, 2005 and 2004 are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional equity grants will be made in future years.

Quarter Ended March 31,		2005	2004

(In thousands, except per share amounts)

Net income	As reported	$81,930	$135,566
Deduct: Total stock-based employee compensation expense determined under fair- value-based method for all awards (net of income tax)		(358)	(358)

	Pro forma	$81,572	$135,208

Diluted income per share	As reported	$2.40	$3.58
	Pro forma	$2.39	$3.57

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123(R)"),which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  On April 14, 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 31, 2006 to adopt Statement 123(R).  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $638,000 in 2006.

NOTE 3 - INVENTORIES

Inventories at March 31, 2005, and December 31, 2004, are summarized as follows:

	March 31, 2005	December 31, 2004

(In thousands)

Raw materials	$9,008	$8,203
Work-in-process	7,437	6,027
Finished goods	4,583	3,941
Service spares	3,137	4,082

Totals	$24,165	$22,253

Inventories on hand at March 31, 2005, and December 31, 2004, relate primarily to continuing specialized hardware assembly activity in the Company's IMGS and ISG business segments, and to the Company's maintenance operations.

Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis (which is greater than expected sales) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million in first quarter 2005 and $3.3 million in first quarter 2004.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets, including patents and licenses (included in "Other assets, net" in the consolidated balance sheets).

At March 31, 2005, and December 31, 2004, the Company's intangible assets and related accumulated amortization consisted of the following:

	March 31, 2005			December 31, 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

(In thousands)

Capitalized software development	$67,069	$(41,786)	$25,283	$64,683	$(38,482)	$26,201
Other intangible assets	52,301	(47,516)	4,785	50,808	(46,613)	4,195

Totals	$119,370	$(89,302)	$30,068	$115,491	$(85,095)	$30,396

The Company recorded amortization expense of $4.2 million and $5 million for first quarter 2005 and 2004, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2005, each of the succeeding five years, and thereafter is as follows: $11 million in 2005, $8 million in 2006, $3 million in 2007, $3 million in 2008, $3 million in 2009, $2 million in 2010, and none thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after March 31, 2005.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $94.1 million and $99.5 million at March 31, 2005, and December 31, 2004, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

Quarter Ended March 31,	2005	2004

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$8,746	$2,080
Inventories, net	(1,526)	(943)
Deferred tax assets	916	393
Other assets and liabilities	(1,439)	1,710
Increase (decrease) in:
Trade accounts payable	(5,400)	(5,690)
Accrued compensation and other accrued expenses	(12,798)	5,591
Refundable income taxes	638	(874)
Billings in excess of sales	(4,585)	2,059

Net changes in other assets and liabilities	$(15,448)	$4,326

There were no significant non-cash investing and financing transactions in the three-month periods ended March 31, 2005, and 2004.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback ("ASB") contracts are the Company's only common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended March 31, 2005, and 2004, these dilutive common stock equivalents were 1,395,000 and 1,575,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

Quarter Ended March 31,	2005	2004

(In thousands)

Net income	$81,930	$135,566
Unrealized holding gains arising during the period	(7)	27
Translation adjustment for financial statements denominated in a foreign currency	(3,668)	(2,328)

Comprehensive income	$78,255	$133,265

There was no income tax effect related to the items included in other comprehensive income for first quarter 2005 and 2004, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2005, the Company recorded $1.7 million in restructuring costs in the IMGS ($1,004,000) and Corporate ($690,000) business segments in an effort to realign costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2005.  One-time severance benefits totaled $1.6 million, and other associated costs, including legal and relocation, totaled $65,000.  The following table sets forth a reconciliation of the ending liabilities for one-time severance and other associated costs, which are reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheets.  The liability balances at March 31, 2005, represents the remaining liabilities on employment contracts, accrued legal fees, and relocation payable at various dates throughout 2005.

	One-time Severance	Other Associated Costs	Total Restructuring

(In thousands)

Restructuring charges	$1,629	$65	$1,694
Costs paid or otherwise settled - Q1 2005	(1,506)	(13)	(1,519)
Foreign currency exchange - Q1 2005	(6)	(1)	(7)

Accrual balance, March 31, 2005	$117	$51	$168

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to realign costs with revenues primarily in the Company's PPM business segment.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  One-time severance benefits totaled $819,000, and lease termination costs totaled $7,000.  The balance of $2,000 at March 31, 2005 and at December 31, 2004, represents the remaining liability on an international employment contract payable in April 2005.

In fourth quarter 2003, the Company recorded $4.0 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The IMGS business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million and lease termination costs totaled $1.0 million, and other associated costs were $23,000.  The one-time severance benefits and other associated costs were paid as of December 31, 2004.  As of December 31, 2004, a liability for contract termination costs of $105,000 was included in "Other accrued expenses" in the Company's consolidated balance sheets.   Total payments and foreign currency exchange in 2005 totaled $74,000 and $2,000, respectively, and as of March 31, 2005, a liability for contract termination costs of $29,000 is reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  This amount represents the remaining liability related to idle buildings in the U.S. and two European countries, payable at various dates through September 2005.

For a complete discussion of the Company's restructuring activities in 2004 and 2003, see the Company's 2004 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In first quarter 2005, net IP income of $127.8 million included $141.1 million in income from a settlement agreement with Hewlett-Packard Co. TM ("HP") and $242,000 in royalties from Gateway Inc. ("Gateway"), offset by $13.5 million in legal fees and other related expenses associated with patent litigation.  As per the settlement agreement, HP paid the full $141.1 million during the quarter.  In first quarter 2004, net IP income of $203.1 million included $225.0 million in income from the Company's settlement with Intel Corporation ("Intel") and Dell Inc.™ ("Dell"), offset by $21.9 million in legal fees and other related expenses associated with patent litigation.  The Company received payments from Intel of $125.0 million in April 2004 and $25.0 million in July 2004, October 2004, January 2005, and April 2005.

For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of this Form 10-Q.

NOTE 12 - SHORT-TERM INVESTMENTS

Short-term investments contain debt and marketable preferred equity securities classified as available-for-sale.  The Company's short-term investments in certain market auction rate securities have maturity dates that can be several years away but have auction features that allow the holder to resell the securities on periodic auction dates that range from one to thirty-five days.  The Company systematically and regularly sells these securities when the auction dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt and marketable preferred equity securities as of March 31, 2005 and December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale Securities	March 31, 2005	December 31, 2004

(In thousands)

Due after one year through five years	$ 400	$ 400
Due after five years through ten years	2,260	300
Due after ten years	49,270	61,257

Total debt securities	$51,930	$61,957
Equity securities	---	5,500

Total Short-term Investments	$51,930	$67,457

NOTE 13 - SEGMENT REPORTING

The Company's current operations are divided into four business segments along with Corporate.  The four core business segments are PPM, IMGS, ISG, and IPS.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  Each is discussed in further detail below.

PPM supplies integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships.  This segment offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operations, and engineering information management.

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

The Corporate segment includes revenue and costs for Teranetix (an international provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors, internal and external audit, and other costs that are directly the result of Intergraph being a publicly held company.

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

The following table sets forth revenues and operating income (loss) by business segment for the quarters ended March 31, 2005, and 2004.  The information in the table for 2004 has been reclassified to provide comparability with the current-year presentation.

Quarter Ended March 31,	2005	2004

(In thousands)

Revenues:
PPM:
Unaffiliated customers	$38,345	$32,668
Intersegment revenues	372	378

	38,717	33,046

IMGS:
Unaffiliated customers	48,314	48,966
Intersegment revenues	1,026	1,190

	49,340	50,156

ISG:
Unaffiliated customers	31,067	31,194
Intersegment revenues	476	2,106

	31,543	33,300

IPS:
Unaffiliated customers	17,192	16,849
Intersegment revenues	1,170	367

	18,362	17,216

Corporate:
Unaffiliated customers	1,570	2,608
Intersegment revenues	73	233

	1,643	2,841

	139,605	136,559

Eliminations	(3,117)	(4,274)

Total Revenues	$136,488	$132,285

Operating income (loss):
PPM	$6,343	$2,687
IMGS	647	2,591
ISG	2,909	4,518
IPS	2,420	2,125
Corporate	(6,441)	(4,368)
Eliminations	19	---

Total	$5,897	$7,553

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include IP income and expense and interest income.  See Note 11 of Notes to Consolidated Financial Statements for comparative detail of IP income and expense.

On April 27, 2005, Intergraph committed to a plan realigning its organizational structure and streamlining its global operations from four to two segments - PPM and the newly formed Security, Government & Infrastructure ("SG&I").  SG&I will consist of core operations that previously existed in IMGS, ISG, and IPS.  Intergraph expects to begin reporting financial results by its two segments, PPM and SG&I, in the second quarter of 2005.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

NOTE 14 - LETTERS OF CREDIT

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004 to $6.0 million and is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $4.1 million at March 31, 2005 and $4.3 million at December 31, 2004, secured by $5.6 million and $5.9 million in securities, respectively.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  On April 14, 2005 the SEC amended the compliance dates to require SFAS No. 123(R) to be effective for fiscal years beginning after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) as of January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $638,000 in 2006.

In March 2005, FASB issued Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143.  FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption allowed.  The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company's consolidated results of operations or financial position.

NOTE 16 - LITIGATION

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks. The Company continuously evaluates various strategies for the protection of its IP.  Such strategies are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the development of the Company's IP could materially adversely affect the Company's financial condition, results of operations, or prospects.  The Company has sought to protect its IP by engaging in both licensing and litigation.  The following is a discussion of developments related to the Company's IP enforcement activities.  Litigation is subject to known and unknown risks and uncertainties.

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell, Gateway, and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company has reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005). Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio. The Company recorded $13.5 million of legal expenses against this settlement in first quarter 2005. The settlement with HP resolved all of the Company's pending patent litigation for the first time in over seven years.  Intergraph's IP licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI"), seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter, BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in April 2004.  The Court issued its judgment in early May 2004, ruling in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 for 2004.  Thereafter, BSI appealed the court decision.  A decision by the appellate court is expected later this year.

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

NOTE 17 - INCOME TAXES

The Company recorded income tax expense of $53.6 million for the first quarter of 2005, compared to expense of $77.0 million for the first quarter of 2004.  The Company had income before taxes of $135.5 million in the first quarter of 2005, compared to $212.6 million in the first quarter of 2004.

Income tax expense for the first quarter of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and a one-time charge of $6.2 million of tax expense, on an estimated $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the "Act").

Income tax expense for the first quarter of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries partially offset by net operating loss utilization.  See "Income Taxes" in MD&A for further discussion of the Company's tax position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") including, but not limited to, the business outlook of Intergraph, financial guidance, including any projections about revenues, operating income levels, margins, market conditions, and the Company's organizational realignment, and their anticipated impact on the Company and its vertical business segments or divisions; expectations regarding Intergraph's IP; expectations regarding future results and cash flows; settlement costs associated with the Company's ASBs; information regarding the development, timing of introduction, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations. These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the ability to attract or retain key personnel; potential adverse outcomes or rulings in our ongoing efforts to protect our intellectual property, or other potential litigation or patent enforcement efforts; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's intellectual property rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes with respect to the Company's organizational realignment; material changes with respect to our business, litigation, or the securities markets (including the market for Intergraph common stock and any adjustment relating to the ASBs); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the SEC.  Accordingly, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

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

Over the past several years, the Company has taken significant measures to transform itself from a hardware provider to a company focused on software and services.  These measures included extensive reductions in its workforce and the sale of several non-core business units and assets.  In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000 it ceased the development and design of most of its remaining hardware products.  These actions contributed to the Company's return to profitability in 2001. The Company's profitability continued in 2002 and 2003 although income from operations as a percentage of revenues was less than 3% in each of these years.  In 2004 operating income increased as a percentage of revenue to 6.2% as a result of a slight increase in revenue, higher gross margins, and expense reductions from restructuring initiatives.

The overall strategic goal in the next 12-24 months is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with its peers.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  The Company anticipates modest revenue growth for 2005.  The Company believes any improvement in income from operations for 2005 will be due to slightly higher revenue, expense reductions as a result of the recent restructuring initiatives, and anticipated slight improvements in gross margins.  The Company believes that its cost structure is still too high compared to its peers.  In the first quarter of 2005, the Company recorded $1.7 million in restructuring charges in an effort to further align costs with revenues in certain areas of the Company.

Revenue for the quarter was $136.5 million, an increase of 3.2% from the $132.3 million reported in the first quarter of 2004.  Operating income for the quarter was $5.9 million, or 4.3% of revenue, compared to $7.6 million, or 5.7% of revenue, reported in the first quarter of 2004.  The Company reported restructuring charges of $1.7 million in the first quarter of 2005 and $826,000 in the first quarter of 2004.  Operating income before restructuring for the quarter was $7.6 million, or 5.6% of revenue, compared to $8.4 million, or 6.3% of revenue, reported in the first quarter of 2004.

Net income for the quarter was $81.9 million, or $2.40 per diluted share, compared to $135.6 million, or $3.58 per diluted share, in the first quarter of 2004.  Net income includes $81.0 million and $128.7 million of after-tax IP income, net of all fees and expenses, in the first quarter of 2005 and 2004, respectively.

The Company owns various IP as a result of its research and design efforts, much of which was retained from operations previously exited by the Company.  The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  The Company has defended the value of its IP portfolio through licensing and litigation.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP. Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio. The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  Intergraph's IP licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.  While IP enforcement is inherently uncertain, Intergraph will continue to consider various strategies to protect and defend the Company's IP.

The Company completed a strategic planning process in late July 2004.  The results of the process are intended to serve as the foundation for the Company's strategy as it pursues growth.  The Company's strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions.  As a result of this analysis, the Company identified three positive themes in the business that the Company intends to leverage over the coming years and identified several challenges it must address.

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

Second, the Company believes its former organizational structure of four separate business units impeded intercompany synergies and cross-selling. The Company believes that certain of its sales and marketing efforts were too business unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize teamwork, productivity, and cross-selling among business units.

Third, the Company believes its general and administrative costs are too high given its goal to improve operating performance.  As a result, the Company is reviewing its general and administrative processes in an effort to reduce costs.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.

On April 27, 2005, Intergraph committed to a plan realigning its organizational structure and streamlining its global operations from four to two divisions – PPM and the newly formed SG&I.  In addition, the Company will be consolidating certain functions globally and across divisions, such as Human Resources, Marketing, Information Technology, and Finance & Accounting.  Through development and implementation of its strategic plan, the Company has identified areas of duplication and excessive cost structure.

SG&I will consist of core operations that previously existed in IMGS, ISG, and IPS.  The organizational realignment is intended to (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.

Intergraph expects the organizational realignment to be completed by the end of the second quarter of 2006.  The Company plans to report restructuring charges over this time period for severance primarily due to eliminating redundant positions as part of the consolidation of divisions and functions.  The Company estimates that total restructuring charges will be in the range of $4.5 - $6.0 million.  The Company estimates that substantially all of the restructuring charges will require the outlay of cash.

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

Management believes there have been no significant changes during the three months ended March 31, 2005, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2004 Annual Report.

RESULTS OF OPERATIONS

Revenues

Total revenues for first quarter 2005 were $136.5 million, 3.2% higher than first quarter 2004.

Sales outside the United States represented approximately 53.7% of total revenues in first quarter 2005, up 12.7% from first quarter 2004.  European revenues were 33.4% of total revenues for first quarter 2005, up 8.3% from first quarter 2004.  Asian revenues were 12.2% of total revenues for first quarter 2005, up 44.0% from first quarter 2004.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenues in first quarter 2005 were $69.0 million, down slightly from first quarter 2004.  The decrease in revenues for 2005 includes lower product sales of $2.0 million offset by a weakening of the U.S. dollar for approximately $1.3 million.

Maintenance:  Maintenance revenues totaled $36.5 million in first quarter 2005, up 10.6% from first quarter 2004.  The increase in revenues for 2005 included an increase of $2.3 million in contracts with new and existing customers, and the effect of the weakening of the U.S. dollar against foreign currencies for $930,000.

Services:  Services revenues, consisting of revenues from implementation services, consulting and training services, totaled $31.0 million for first quarter 2005, up approximately 4.8% from first quarter 2004.  The increase for 2005 includes $1.2 million of new contracts and $708,000 from the weakening of the U.S. dollar, offset by a decline in the Corporate business segment of $1.0 million resulting from the 2004 sale of the U.S. operations of Teranetix.

Gross Margin

The Company's total gross margin for first quarter 2005 was 51.0%, up slightly from first quarter 2004 margin of 50.2%.

Systems:  Systems margin was 52.1% for first quarter 2005, up from 50.8% for first quarter 2004.  The margin improvement for first quarter 2005 over first quarter 2004 represents a decrease in amortization expense for fully amortized long-term capitalized software in the PPM business segment, an increase in the software content of the product mix, and an improvement as a result of the weakening U.S. dollar, offset by an increase in lower margin product sales.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for first quarter 2005 was 70.0%, up from 68.2% for first quarter 2004.  The improvement in margin for 2005 includes continued cost reductions associated with lower hardware maintenance revenues and an increase in software maintenance contracts.

Services:  Services margin was 26.4% for first quarter 2005, down from 28.8% for first quarter 2004.  The decrease in services margin in 2005 includes an increase in third-party resources and a decrease in activity on a large U.S. Government contract in the ISG business segment.

Operating Expenses

Operating expenses were $63.8 million for first quarter 2005, up 8.3% from first quarter 2004.

Product Development Expenses:  Product development expenses were $15.0 million for first quarter 2005, up 3.0% from first quarter 2004 levels.  The increase for 2005 includes increased personnel costs of $491,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $30.4 million for first quarter 2005, up 16.7% from the first quarter 2004 level.  The increase in 2005 resulted from increased personnel costs of $889,000, headcount increases in an effort to improve market share for $725,000, an increase from a weakening U.S. dollar against foreign currencies of $695,000, an increase in pre-sales support of $574,000, an increase in expenses related to business development and marketing aids, including trade shows, of $498,000, and increased costs resulting from the acquisition of new businesses of $441,000.

General and Administrative Expenses:  General and administrative expenses were $16.7 million for first quarter 2005, down 4.4% from the first quarter 2004 level.  The decrease for 2005 includes lower bad debt expense of $1.5 million, cost savings of $416,000 from the 2004 sale of the U.S. repair operations of the Teranetix division of the Corporate business segment, and lower legal fees of $382,000, offset by an increase in costs associated with Sarbanes-Oxley compliance of $551,000, an increase in personnel costs of $264,000, and an increase from a weaker U.S. dollar of $241,000.

Restructuring Charges:  In first quarter 2005, the Company recorded restructuring charges of $1.7 million in the IMGS and Corporate business segments related to a realignment of costs with revenues.  In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PPM business segment in an effort to realign costs with revenues.  For additional information regarding restructuring charges, see the Company's 2004 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

Non-Operating Income and Expense

Intellectual Property:  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from settlements and licensing of the Company's IP, net of legal fees and other expenses associated with maintaining and defending the Company's IP.  Income and expenses associated with the IP division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company's business units.

In first quarter 2005, net IP income of $127.8 million included $141.1 million in income from a settlement agreement with HP and $242,000 in royalties from Gateway, offset by $13.5million in legal fees and other related expenses associated with patent litigation.  As per the settlement agreement, HP paid the full $141.1 million during the quarter.  In first quarter 2004, net IP income of $203.1 million included $225.0 million in income from the Company's settlement with Intel and Dell, offset by $21.9 million in legal fees and other related expenses associated with patent litigation.  The Company received payments from Intel of $125.0 million in April 2004 and $25.0 million in July 2004, October 2004, January 2005, and April 2005.

See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company's 2004 Annual Report for complete details of these transactions.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In first quarter 2005, net other expense of $200,000 included a $273,000 foreign exchange loss and building rental income, net of expenses, of $204,000.  In first quarter 2004, net other income of $1.1 million included a $733,000 foreign exchange gain and building rental income, net of expenses, of $410,000.

Income Taxes

The Company recorded income tax expense of $53.6 million for the first quarter of 2005, compared to expense of $77.0 million for the first quarter of 2004.  The Company had income before taxes of $135.5 million in the first quarter of 2005, compared to $212.6 million in the first quarter of 2004.

Income tax expense for the first quarter of 2005 is attributable to taxes on IP income, repatriation of foreign earnings, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization.  In the first quarter, the Company recorded a one-time charge of $6.2 million of tax expense, or $0.19 per share (basic) and $0.18 per share (diluted), on $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.   Without this one-time charge related to repatriation of foreign earnings, the Company's effective tax rate for the quarter would have been 35%.  The Company is currently evaluating the possibility of additional repatriation of foreign earnings under the Act.

Income tax expense for the first quarter of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries partially offset by net operating loss utilization.

See the Company's 2004 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In first quarter 2005, PPM earned operating income of $6.3 million on revenue of $38.7 million, compared to first quarter 2004 operating income of $2.7 million on revenue of $33.0 million.  The increase in operating income was primarily the result of higher software revenue producing higher gross margins, partially offset by higher operating expenses.  The increase in revenue was primarily due to growth in global accounts, several new customer wins, and continued growth in maintenance revenue.

In first quarter 2005, IMGS earned operating income of $647,000 on revenue of $49.3 million, compared to first quarter 2004 operating income of $2.6 million on revenue of $50.2 million.  The decrease in operating income was primarily the result of $1.0 million in restructuring charges and lower revenue.  The decrease in revenue was primarily due to the completion of a large map production contract in 2004 and a large international mapping order in the prior year, partially offset by an increase in product and maintenance revenue.

In first quarter 2005, ISG earned operating income of $2.9 million on revenue of $31.5 million, compared to first quarter 2004 operating income of $4.5 million on revenue of $33.3 million.  The decrease in operating income was primarily the result of the decline in revenue.  The revenue decline was primarily due to reduced third-party product revenue, the planned reduction in legacy hardware maintenance, and services completed for a large U.S. Air Force contract.

In first quarter 2005, IPS earned operating income of $2.4 million on revenue of $18.4 million, compared to first quarter 2004 operating income of $2.1 million on revenue of $17.2 million.  The increase in operating income was primarily the result of higher maintenance revenue from the increase in the installed customer base, partially offset by higher operating expenses.

In first quarter 2005, Corporate reported an operating loss of $6.4 million on revenue of $1.6 million, compared to a first quarter 2004 operating loss of $4.4 million on revenue of $2.8 million.  The decline in revenue was primarily related to the sale of the U.S. logistics business and diminished international hardware maintenance as a result of the Company's exit from the hardware business, partially offset by an increase in European logistics revenue.  The increased operating loss was a result of lower gross margins due to the decline in revenue, restructuring charges and increased marketing costs due to higher headcount.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, cash and cash equivalents and short-term investments totaled $281.8 million compared to $292.4 million at December 31, 2004.  Non-operating events that may require the use of cash include the Company's patent litigation and enforcement program, and its stock repurchase program.

The Company had long-term debt of $1.1 million and $1.2 million at March 31, 2005 and December 31, 2004, respectively.  This debt is a capital lease obligation that has an initial term that expires in October 2005.  Upon expiration of the initial term the lease is automatically renewed for an additional six, twelve-month periods.  Intergraph may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at March 31, 2005 and December 31, 2004 was a capital lease obligation, market risk of future increase in interest rates was not considered material.

On March 22, 2005, the Company repurchased 5.4 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  The Company also increased its open market share repurchase program to $100.0 million and extended the authorization period for the open market program through December 31, 2007.

As of March 31, 2005, the newly amended open market repurchase plan had $100.0 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  As of March 31, 2005, the Company had repurchased approximately 25.8 million shares (including 10 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares and 5.4 million shares in connection with two separate ASBs) at a cost of $635.7 million since the program was initiated in late 2001.  Depending upon the trading price of the Company's common stock during the term of the ASBs, the Company may be required to make additional payments to the financial intermediary.  The Intergraph ASB from July 28, 2004 (3.8 million shares for $100.2 million) concluded as of April 29, 2005.   The settlement amount owed to the financial intermediary was $4.5 million and was paid on May 4, 2005.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004, to $6.0 million and is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $4.1 million at March 31, 2005 and $4.3 million at December 31, 2004, secured by $5.6 million and $5.9 million in securities, respectively.

REMAINDER OF THE YEAR

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on the success of its restructuring initiatives, accurately anticipating customer requirements and technological trends, developing and delivering on a timely basis new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, and other factors.  Better annual operating results could also be affected by global political events and worldwide economic improvement in the markets served.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  See "Overview" for information on the Company's alignment plans.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company will continue to protect its IP rights and therefore may incur significant legal expenses.  The ultimate impact of these matters are subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For first quarter 2005, approximately 54% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 49% for first quarter 2004.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first quarter 2005 results of operations by approximately $0.02 per share (diluted) in comparison to first quarter 2004.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia.   Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at March 31, 2005, or December 31, 2004, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash and cash equivalents and short-term investments are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market funds, commercial paper, U.S. government securities, and marketable debt and equity securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that pre-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of March 31, 2005.  Based upon their evaluation, they found the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has sought to protect its IP by engaging in both licensing and litigation.  The following is a discussion of developments related to the Company's IP enforcement activities.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell, Gateway, and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company has reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  The Company recorded $13.5 million of legal expenses against this settlement in first quarter.  The settlement with HP resolved all of the Company's pending patent litigation for the first time in over seven years.  Intergraph's IP licensing and enforcement efforts successfully produced approximately $865 million of pre-tax income before expenses from 2002 through January 2005.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI, seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed an initial action against the Company in Philadelphia, Pennsylvania, and thereafter filed a second action in Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in April 2004.  The Court issued its judgment in early May, ruling in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  The judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of  $354,000 for 2004.  Thereafter, BSI appealed the court decision.  A decision by the appellate court is expected later this year.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

01/1/05 - 01/31/05	535	27.16	535	$ 28,284
02/1/05 - 02/28/05	4,161	30.38	4,161	28,158
03/1/05 - 03/31/05	5,428,051	27.80	5,428,051	100,000

Total First Quarter	5,432,747	27.80	5,432,747	$ 100,000

(1) Average price includes transaction costs.

(2) Shares repurchased for January and February 2005 are composed of shares delivered to the Company to exercise stock options.  Shares repurchased in March include 5,407,354 for the ASB and 20,697 attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005, to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  The expiration date for this program is December 31, 2007.

On March 22, 2005, the Company repurchased 5.4 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  The ASB on March 22, 2005 was independent of the newly extended $100.0 million that can be used for future stock repurchases.  The Company's open market repurchase plan had $100.0 million remaining as of March 31, 2005 (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2007.

The Intergraph ASB from July 28, 2004 (3.8 million shares for $100.2 million) concluded on April 29, 2005.   The settlement amount of $4.5 million due to the financial intermediary was paid on May 4, 2005.   This settlement amount reduced the dollar value of shares that may yet be purchased under the repurchase plan by $4.5 million.

ITEM 6.          EXHIBITS

(a)	Exhibits

	Exhibit Number	Description

	10(k)*	2005 Cash Incentive Plan (1)

	10(q)(ii)	Supplemental Confirmation dated March 22, 2005, to the Accelerated Stock Buyback Master Confirmation dated July 28, 2004 (2)

	10(u)	Settlement Agreement, Release, and Patent Cross-License Between Intergraph and Hewlett-Packard effective January 21, 2005 (3)

	10(w)*	Form of 2004 Plan Restricted Share Award Agreement (Directors) (1)

	10(x)*	Form of 2004 Plan Restricted Share Award Agreement (Executive Officers) (1)

	10(y)*	Form of 2004 Plan Restricted Share Award Agreement (Officers and Employees) (1)

	10(z)*	Form of 2004 Plan Restricted Share Unit Agreement (Directors) (1)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated May 9, 2005

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated May 9, 2005

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Larry J. Laster dated May 9, 2005

* Denotes management contract or compensatory plan, contract, or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 1, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

(2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 23, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

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

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise President and Chief Executive Officer		Larry J. Laster Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2005	Date:	May 9, 2005

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	May 9, 2005