Form 10-Q
period 2005-06-30
INTERGRAPH CORP
filed 2005-08-09
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, par value $0.10 per share:  28,768,212 shares
outstanding as of July 31, 2005

INTERGRAPH CORPORATION
FORM 10-Q*
June 30, 2005

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

Intergraph is a registered trademark of Intergraph Corporation.  All other marks referenced herein are the property of referenced party.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$212,816	$224,978
Short-term investments	73,035	67,457
Accounts receivable, net	146,257	155,160
Inventories, net	26,299	22,253
Receivables from IP-related litigation	551	50,409
Other current assets	33,356	33,641

Total current assets	492,314	553,898
Investments	9,499	9,499
Capitalized software development costs, net	24,314	26,201
Other assets, net	7,108	10,314
Property, plant, and equipment, net	49,320	50,628

Total Assets	$582,555	$650,540

Liabilities and Shareholders' Equity
Trade accounts payable	$14,688	$20,915
Accrued compensation	35,868	40,142
Other accrued expenses	36,250	42,495
Billings in excess of sales	49,075	58,263
Income taxes payable	47,964	22,680
Short-term debt	429	314

Total current liabilities	184,274	184,809

Deferred income taxes	14,475	15,320
Long-term debt	656	874
Other noncurrent liabilities	251	275

Total noncurrent liabilities	15,382	16,469

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	188,049	195,709
Deferred compensation	(13,193)	(6,054)
Retained earnings	856,749	767,280
Accumulated other comprehensive income	10,586	18,341

	1,047,927	981,012
Less - cost of treasury shares (28,663,807 at June 30, 2005, and 24,248,359 at December 31, 2004)	(665,028)	(531,750)

Total shareholders' equity	382,899	449,262

Total Liabilities and Shareholders' Equity	$582,555	$650,540

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(In thousands, except per share amounts)

Revenues
Systems	$75,370	$71,752	$144,380	$141,487
Maintenance	38,087	34,587	74,587	67,588
Services	31,898	31,624	62,876	61,173

Total revenues	145,355	137,963	281,843	270,248

Cost of revenues
Systems	37,144	35,888	70,215	70,226
Maintenance	10,702	10,578	21,664	21,056
Services	23,104	21,943	45,907	42,970

Total cost of revenues	70,950	68,409	137,786	134,252

Gross profit	74,405	69,554	144,057	135,996

Operating expenses
Product development	15,201	14,483	30,200	29,047
Sales and marketing	31,712	28,174	62,088	54,212
General and administrative	15,717	17,746	32,403	35,207
Restructuring charges	1,984	---	3,678	826

Total operating expenses	64,614	60,403	128,369	119,292

Income from operations	9,791	9,151	15,688	16,704

Intellectual property income (expense), net	(584)	7,981	127,256	211,041
Interest income	1,791	1,068	3,764	1,949
Other income (expense), net	(239)	(504)	(439)	568

Income before income taxes	10,759	17,696	146,269	230,262

Income tax expense	(3,220)	(2,800)	(56,800)	(79,800)

Net income	$7,539	$14,896	$89,469	$150,462

Net income per share - basic	$0.27	$0.41	$2.93	$4.13
- diluted	$0.25	$0.39	$2.79	$3.96

Weighted average shares outstanding - basic	28,364	36,588	30,573	36,428
- diluted	30,003	38,130	32,028	37,988

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2005	2004

(In thousands)

Cash Provided By (Used For): Operating Activities:
Net income	$89,469	$150,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,223	4,250
Amortization	8,321	10,094
Non-cash portion of restructuring charges	836	2
Provisions for losses on accounts receivable	767	871
Income taxes payable	25,198	34,063
Noncurrent portion of deferred taxes	(832)	(1,099)
Receivables from IP-related litigation	49,858	(105,165)
Net changes in other assets and liabilities	(20,513)	2,203

Net cash provided by operating activities	157,327	95,681

Investing Activities:
Net proceeds from sales of assets	436	8,498
Purchases of property, plant, and equipment	(3,851)	(3,955)
Purchases of short-term investments	(87,750)	(176,625)
Proceeds from maturities of short-term investments	82,172	108,920
Capitalized software development costs	(4,744)	(5,331)
Business acquisitions, net of cash acquired	(1,192)	(1,326)
Other	951	(1,723)

Net cash used for investing activities	(13,978)	(71,542)

Financing Activities:
Debt repayment	(103)	---
Treasury stock repurchases	(155,462)	(8,313)
Proceeds of employee stock purchases and exercises of stock options	5,283	5,417

Net cash used for financing activities	(150,282)	(2,896)

Effect of exchange rate changes on cash	(5,229)	(114)

Net increase (decrease) in cash and cash equivalents	(12,162)	21,129
Cash and cash equivalents at beginning of period	224,978	216,122

Cash and cash equivalents at end of period	$212,816	$237,251

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

The operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company's operations are divided for operational and management purposes into two separate business units, Process, Power & Marine ("PP&M") and Security, Government & Infrastructure ("SG&I"), along with a Corporate oversight function ("Corporate").  See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q ("Notes to Consolidated Financial Statements") for a description of these business units.

Certain reclassifications have been made to the prior-year amounts to provide comparability with the current-year presentation.

NOTE 2 - STOCK-BASED COMPENSATION

The Company maintains a stock purchase plan and a fixed equity incentive plan for the benefit of its employees and directors.  Under the stock purchase plan, employees may purchase the Company's stock at 85% of the closing market price as of the last pay date of each calendar month.  No compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company's stock at the date of purchase.

Under the fixed equity incentive plan, stock options, restricted stock awards, and restricted stock units ("RSUs") may be granted and issued to employees and directors.  Stock options may be granted at exercise prices that are equal to or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Compensation expense for stock options, equal to the difference in exercise price and fair market value on the date of grant, would be recognized over the vesting period for options if granted at less than fair market value.  Restricted stock awards are issued at the fair market value of the stock on the date of grant.  Compensation expense for restricted stock awards and RSUs, equal to the fair market value of the stock on the date of grant, is recognized over the applicable vesting period.

For the quarters ended June 30, 2005, and 2004, the Company issued 18,813 and 23,678 shares of restricted stock, respectively.  For the quarter ended June 30, 2004, the Company also issued 990 RSUs.  The total of all restricted stock and RSUs issued as of June 30, 2005, was 712,591 shares and 990 RSUs.  The value at issuance of the restricted stock and RSUs is being amortized over periods from one to four years.  The amortization expense for the quarters ended June 30, 2005, and 2004, was $1.3 million and $463,000, respectively.  The amortization expense for the year-to-date period ended June 30, 2005, and 2004, was $2.1 million and $679,000, respectively.

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company has recognized no compensation expense for these plans during the quarters ended June 30, 2005, and 2004.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company's reported net income and income per share for these periods would have been impacted as indicated below.  The effects of applying SFAS No. 123 on a pro forma basis for the quarters and year-to-date ended June 30, 2005, and 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is possible that additional equity grants will be made in future years.

		Quarter Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

(In thousands, except per share amounts)

Net income	As reported	$7,539	$14,896	$89,469	$150,462
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards (net of income tax)		(298)	(359)	(650)	(718)

	Pro forma	$7,241	$14,537	$88,819	$149,744

Basic income per share	As reported	$ 0.27	$ 0.41	$ 2.93	$ 4.13
	Pro forma	$ 0.26	$ 0.40	$ 2.91	$ 4.11

Diluted income per share	As reported	$ 0.25	$ 0.39	$ 2.79	$ 3.96
	Pro forma	$ 0.24	$ 0.38	$ 2.77	$ 3.94

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123(R)"), which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  On April 14, 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005, an extension until January 1, 2006, to adopt Statement 123(R).  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $618,000 in 2006.

NOTE 3 - INVENTORIES

Inventories at June 30, 2005, and December 31, 2004, are summarized as follows:

	June 30, 2005	December 31, 2004

(In thousands)

Raw materials	$10,278	$8,203
Work-in-process	8,408	6,027
Finished goods	4,896	3,941
Service spares	2,717	4,082

Totals	$26,299	$22,253

Inventories on hand at June 30, 2005, and December 31, 2004, relate primarily to continuing specialized hardware assembly activity in the Company's SG&I business unit, contracts accounted for under the percentage-of-completion method, and the Company's maintenance operations.

Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility of the product has been established.  Such capitalized costs are amortized on a straight-line basis (which is greater than expected sales) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million for both the second quarter of 2005 and 2004, and $6.6 million for both the first six months of 2005 and 2004.  Amortization has remained essentially the same period to period as a result of the proportional activity in the development and expiration of capitalized software.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets, including patents and licenses (included in "Other assets, net" in the consolidated balance sheets).

At June 30, 2005, and December 31, 2004, the Company's intangible assets and related accumulated amortization consisted of the following:

	June 30, 2005			December 31, 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

(In thousands)

Capitalized software development	$69,427	$(45,113)	$24,314	$64,683	$(38,482)	$26,201
Other intangible assets	38,946	(34,734)	4,212	50,808	(46,613)	4,195

Totals	$108,373	$(79,847)	$28,526	$115,491	$(85,095)	$30,396

The Company recorded amortization expense of $4.1 million and $5.1 million for second quarter 2005 and 2004, respectively, and $8.3 million and $10.1 million for first half of 2005 and 2004, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2005, each of the succeeding five years, and thereafter is as follows: $8.0 million in 2005, $9.0 million in 2006, $4.0 million in 2007, $3.0 million in 2008, $3.0 million in 2009, $2.0 million in 2010, and none thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after June 30, 2005.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $92.4 million and $99.5 million at June 30, 2005, and December 31, 2004, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Six Months Ended June 30,	2005	2004

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$1,414	$6,470
Inventories, net	(4,285)	(3,286)
Deferred tax assets	1,042	(186)
Other assets and liabilities	59	1,017
Increase (decrease) in:
Trade accounts payable	(4,572)	(6,488)
Accrued compensation and other accrued expenses	(7,838)	(261)
Refundable income taxes	134	866
Billings in excess of sales	(6,467)	4,071

Net changes in other assets and liabilities	$(20,513)	$2,203

There were no significant non-cash investing and financing transactions in the six-month periods ended June 30, 2005, and 2004.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback ("ASB") contracts are the Company's common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended June 30, 2005, and 2004, these dilutive common stock equivalents were 1,640,000 and 1,542,000, respectively.  For the six months ended June 30, 2005, and 2004, these dilutive shares were 1,455,000 and 1,560,000, respectively.  For the quarter and year-to-date period ended June 30, 2005, there were, respectively, 487,000 and 245,000 shares from the presumed settlement of the March 2005 ASB that were included in the dilutive common stock equivalents referenced above.  This ASB has a settlement date of March 21, 2006.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(In thousands)

Net income	$7,539	$14,896	$89,469	$150,462
Unrealized holding gains (losses) arising during the period	(33)	210	(40)	237
Translation adjustment for financial statements denominated in a foreign currency	(4,047)	(163)	(7,715)	(2,489)

Comprehensive income	$3,459	$14,943	$81,714	$148,210

There was no income tax effect related to the items included in other comprehensive income for second quarter and year-to-date periods ended June 30, 2005, and 2004, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In April 2005, the Company announced that as part of its business transformation efforts it was realigning its organizational structure and streamlining its global operations.  These restructuring activities are expected to be completed by the end of second quarter 2006.  The Company currently estimates that total restructuring charges for the organizational realignment will be between $6.5 million and $8.0 million, with total estimated costs for SG&I to be between $5.3 million and $6.0 million, for PP&M to be between $600,000 and $1.0 million, and for Corporate to be between $600,000 and $1.0 million.  Total severance benefits are estimated between $6.0 million and $7.0 million and other associated costs are estimated between $500,000 and $1.0 million.  In second quarter 2005, the Company recorded $2.0 million in restructuring costs related to the organizational realignment.  Total restructuring costs reported for SG&I, PP&M, and Corporate were $1.1 million, $600,000, and $249,000, respectively.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Severance benefits totaled $1.8 million, and other associated costs, consisting of consulting fees, totaled $175,000.  The following table sets forth a reconciliation of the restructuring charges for severance and other associated costs to the ending severance liability for this restructuring plan which is reflected in "Accrued compensation" in the Company's consolidated balance sheet.  The liability balance at June 30, 2005, represents the remaining liabilities on employment contracts payable at various dates throughout 2005.

	Severance	Other Associated Costs		Total Restructuring

(In thousands)

Restructuring charges	$1,809		$175	$1,984
Costs paid or otherwise settled - Q2 2005	(1,060)		(175)	(1,235)

Accrual balance, June 30, 2005	$749	$	---	$749

In first quarter 2005, the Company recorded $1.7 million in restructuring costs in SG&I and Corporate, for $1.0 million and $690,000, respectively, in an effort to align costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2005.  Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation, totaled $65,000.  The following table sets forth a reconciliation of the ending liabilities for severance and other associated costs related to this restructuring plan, which are reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheets.  The liability balances at June 30, 2005, represent the remaining liabilities on employment contracts, accrued legal fees, and relocation payable at various dates throughout 2005.

	Severance	Other Associated Costs	Total Restructuring

(In thousands)

Restructuring charges	$1,629	$65	$1,694
Costs paid or otherwise settled - Q1 2005	(1,506)	(13)	(1,519)
Foreign currency exchange - Q1 2005	(6)	(1)	(7)

Accrual balance, March 31, 2005	117	51	168
Costs paid or otherwise settled - Q2 2005	(70)	(3)	(73)
Foreign currency exchange - Q2 2005	(4)	(4)	(8)

Accrual balance, June 30, 2005	$43	$44	$87

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to align costs with revenues primarily in the Company's PP&M business unit.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  Severance benefits totaled $819,000, and lease termination costs totaled $7,000.  No accrued liability remains for these costs.

In fourth quarter 2003, the Company recorded $4.0 million in restructuring charges in an effort to align costs with revenues in certain areas of the Company's business.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  SG&I recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  Severance benefits totaled $2.9 million, lease termination costs totaled $1.0 million, and other associated costs were $23,000.  The severance benefits and other associated costs were paid as of December 31, 2004.  As of December 31, 2004, a liability for lease termination costs of $105,000 was included in "Other accrued expenses" in the Company's consolidated balance sheets.   Total payments and foreign currency exchange in 2005 totaled $79,000 and $2,000, respectively, and as of June 30, 2005, a liability for lease termination costs of $24,000 is reflected in "Other accrued expenses" in the Company's consolidated balance sheets.  This amount represents the remaining liability related to idle buildings in the U.S. and two European countries, payable at various dates through September 2005.

For additional information regarding the Company's restructuring activities in 2004 and 2003, see the Company's 2004 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME (EXPENSE), NET

In second quarter 2005, net intellectual property ("IP") expense of $584,000 included $309,000 in royalty income from Gateway Inc. ("Gateway"), offset by $893,000 in legal fees and other related expenses associated with patent enforcement.  In second quarter 2004, net IP income of $8.0 million included $20.0 million in income from the Company's settlements with Advanced Micro Devices ("AMD") and Gateway, as well as $165,000 in royalty income from Gateway.  This was offset by $12.2 million in legal fees and other related expenses associated with patent litigation.

For the first six months of 2005, net IP income was $127.3 million.  This included $141.1 million in income from a settlement agreement with Hewlett-Packard Co. ("HP") and $551,000 in royalties from Gateway. Year-to-date legal fees and patent litigation expenses were $14.4 million. For the first six months of 2004, net IP income was $211.0 million. This included $225.0 million in income from the Company's settlement with Intel Corporation ("Intel"), $10.0 million in income from the Company's settlement with AMD, $10.0 million from the Company's settlement with Gateway, and $165,000 in royalty income.  Legal fees and patent litigation expenses were $34.1 million for the first half of 2004.

For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of this Form 10-Q.

NOTE 12 - SHORT-TERM INVESTMENTS

Short-term investments contain debt and marketable preferred equity securities classified as available-for-sale.  The Company's short-term investments in certain market auction rate securities have maturity dates that can be several years away but have auction features that allow the holder to resell the securities on periodic auction dates that generally range from one to thirty-five days.  The Company systematically and regularly sells these securities when the auction dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt and marketable preferred equity securities as of June 30, 2005, and December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale securities	June 30, 2005	December 31, 2004

(In thousands)

Due after one year through five years	$ 400	$ 400
Due after five years through ten years	5,295	300
Due after ten years	67,340	61,257

Total debt securities	73,035	61,957
Equity securities	---	5,500

Total short-term investments	$73,035	$67,457

NOTE 13 - SEGMENT REPORTING

The Company's current operations are divided into two business segments and a Corporate oversight function.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  The two segments are PP&M and SG&I.  Each is discussed in further detail below.

PP&M provides integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships.  This segment offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operations, and engineering information management.

SG&I provides geospatial and location aware solutions focused primarily in the security, government, and infrastructure markets.  SG&I solutions are deployed in:  local, regional, federal, and national governments; transportation; utilities; communications; commercial remote sensing and photogrammetry; and military and intelligence.  This segment provides professional services, specially developed software and hardware, and commercial off-the-shelf products to both government and commercial sectors.

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

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.  The accounting policies of the reportable segments are consistent and are the same as those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2004 Annual Report).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarters and six months ended June 30, 2005, and 2004.  The information in the table for 2004 has been reclassified to provide comparability with the current-year presentation.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(In thousands)

Revenues:
PP&M:
Unaffiliated customers	$ 40,108	$ 34,838	$ 78,453	$ 67,506
Intersegment revenues	368	322	740	700

	40,476	35,160	79,193	68,206

SG&I:
Unaffiliated customers	103,936	100,281	200,509	197,290
Intersegment revenues	1,069	922	2,151	1,848

	105,005	101,203	202,660	199,138

Corporate:
Unaffiliated customers	1,311	2,844	2,881	5,452
Intersegment revenues	75	304	148	537

	1,386	3,148	3,029	5,989

	146,867	139,511	284,882	273,333

Eliminations	(1,512)	(1,548)	(3,039)	(3,085)

Total Revenues	$145,355	$137,963	$281,843	$270,248

Operating income (loss):
PP&M	$ 7,390	$ 5,405	$ 13,733	$ 8,092
SG&I	7,009	10,514	12,807	19,748
Corporate	(4,608)	(6,768)	(10,852)	(11,136)
Eliminations	---	---	---	---

Total	$ 9,791	$ 9,151	$ 15,688	$ 16,704

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include IP income and expense, interest income, and other income and expense, net.  See Note 11 of Notes to Consolidated Financial Statements and Non-Operating Income and Expense in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for comparative detail of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $5.9 million at July 31, 2005, and $4.3 million at December 31, 2004, secured by $8.1 million and $5.9 million in securities, respectively.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005, an extension until January 1, 2006, to adopt SFAS 123(R).  The Company plans to adopt SFAS No. 123(R) as of January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $618,000 in 2006.

In March 2005, FASB issued Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143.  FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption allowed.  The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company's consolidated results of operations or financial position.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28."  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principal unless it is not practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company's consolidated results of operations or financial position.

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

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc. ("Dell"), Gateway, and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  The Company recorded $13.5 million of legal expenses against this settlement in first quarter 2005.  At this time the Company has no pending patent litigation.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI"), seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  Thereafter, BSI asserted counterclaims against the Company which alleged that the Company breached the parties' asset purchase agreement.  The Alabama case was submitted to the trial court in April 2004.  In early May 2004, the trial court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 for 2004.  Thereafter, BSI appealed the court decision.

On June 24, 2005, the Alabama Supreme Court issued an opinion reversing the trial court decision and remanding the case for a retrial on the merits.  Thereafter, BSI filed an Application for Rehearing with the Alabama Supreme Court, requesting the Court reconsider its opinion.  BSI's request to the Alabama Supreme Court will likely take between 2-3 months to decide.  Should the Supreme Court refuse to reconsider its prior opinion, the case will be remanded to the Circuit Court for Madison County, Alabama, which will likely result in a retrial in 8-12 months.  The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

As industry standards proliferate, there is a possibility that the patents of others may become a significant factor in the Company's business.  Technology is increasingly being patent-protected, and many companies, including Intergraph, are developing patents for technological innovations.  It is unknown at the present time whether various patented software technology will be made generally available under licenses, or whether specific innovations will be held by their inventors and not made available to others.  In many cases, it may be possible to employ software techniques that avoid the patents of others, but the possibility exists that some features needed to compete successfully in a particular segment of the software market may be unavailable or may require an unacceptably high cost via royalty arrangements.  Patented techniques that become de facto industry standards are among those that may raise costs or may prevent the Company from competing successfully in particular markets.

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

NOTE 17 - INCOME TAXES

The Company recorded income tax expense of $3.2 million for the second quarter of 2005, compared to expense of $2.8 million for the second quarter of 2004.  The Company had income before taxes of $10.8 million in the second quarter of 2005, compared to $17.7 million in the second quarter of 2004.

The Company recorded income tax expense of $56.8 million for the first six months of 2005, compared to expense of $79.8 million for the first six months of 2004.  The Company had income before taxes of $146.3 million in the first six months of 2005, compared to $230.3 million in the first six months of 2004.

Income tax expense for the first six months of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and a one-time charge of $6.2 million of tax expense, on an estimated $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the "Act").

Income tax expense for the first six months of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries partially offset by net operating loss utilization.  See "Income Taxes" in MD&A for further discussion of the Company's tax position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") including, but not limited to, the business outlook of Intergraph, financial guidance, including any projections about revenues, operating income levels, margins, market conditions, and the Company's organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its business units or divisions; expectations regarding Intergraph's IP; expectations regarding future results and cash flows; settlement costs associated with the Company's ASB; information regarding the development, timing of introduction, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations and objectives of management for future operations.  These forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially and adversely from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the ability to attract or retain key personnel; adverse effects from our effort to protect our IP, or other potential litigation or patent enforcement efforts; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's IP rights; potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company's organizational realignment; reductions in force; material changes with respect to our business, litigation, or the securities markets (including the market for Intergraph common stock and any adjustments relating to the ASB); risks associated with doing business internationally (including foreign currency fluctuations); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements; the ability to access the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the SEC.  Accordingly, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including this MD&A.

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

The overall strategic goal in the next 6-18 months is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with its peers.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  The Company anticipates modest revenue growth for 2005.  The Company believes any improvement in income from operations for 2005 will be due to slightly higher revenue, expense reductions as a result of the recent restructuring initiatives, and anticipated slight improvements in gross margins.  The Company believes that its cost structure is still too high compared to its peers.  The Company recorded restructuring charges of $2.0 million in second quarter 2005 as part of its business transformation efforts to realign its organizational structure and streamline its global operations.  Year-to-date restructuring charges of $3.7 million also include $1.7 million from first quarter in an effort to further align costs with revenues in certain areas of the Company.

Revenue for the quarter was $145.4 million, an increase of 5.4% from the $138.0 million reported in the second quarter of 2004.  The Company reported revenue of $281.8 million in the first half of 2005, a 4.3% increase from the $270.2 million reported in the first half of 2004.  Operating income for the quarter was $9.8 million, or 6.7% of revenue, compared to $9.2 million, or 6.6% of revenue, reported in the second quarter of 2004.  For the six months ended June 30, 2005, operating income was $15.7 million, or 5.6% of revenue, compared to $16.7 million, or 6.2% of revenue, reported in the same period of 2004.  The Company reported restructuring charges of $2.0 million and $3.7 million in the second quarter and first half of 2005, respectively.

Net income for the quarter was $7.5 million, or $0.25 per diluted share, compared to $14.9 million, or $0.39 per diluted share, in the second quarter of 2004.  Net income includes approximately ($400,000) and $5.1 million of after-tax IP (expense) income, net of all fees and expenses, in the second quarter of 2005 and 2004, respectively.  For the six months ended June 30, 2005, net income was $89.5 million, or $2.79 per diluted share, compared to $150.5 million, or $3.96 per diluted share, for the same period of 2004.  Net income includes $80.8 million and $134.0 million of after-tax IP income, net of all fees and expenses, in the first six months of 2005 and 2004, respectively.

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

The Company completed a strategic planning process in late July 2004.  The results of the process are intended to serve as the foundation for the Company's strategy as it pursues growth.  The Company's strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions.  As a result of this planning process, the Company identified three positive themes in the business that the Company intends to leverage over the coming years and identified several challenges it must address.

First, the Company believes that Intergraph is more relevant today in the world than it was five years ago.  The current global environment is characterized by heightened security concerns relating to terrorist activity.  Intergraph can help its customers address these threats with its public safety first responder software solution, its location-based GeoSpatial software applications, and its integration capabilities and government contacts.

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

Second, the Company believes its former organizational structure of four separate business units impeded intercompany synergies and cross-selling. The Company believes that certain of its sales and marketing efforts were too business-unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize teamwork, productivity, and cross-selling among business units.

Third, the Company believes its general and administrative costs are too high given its goal to improve operating performance.  As a result, the Company is reviewing its general and administrative processes in an effort to reduce costs.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.

On April 27, 2005, Intergraph committed to a plan realigning its organizational structure and streamlining its global operations from four to two business units - PP&M and the newly formed SG&I.  During the second quarter of 2005, the Company consolidated its Marketing departments on a global basis, consolidated its U.S. Human Resources departments into a single unit, and consolidated its U.S. Accounting departments into a single unit.

SG&I consists of core operations that previously existed in Intergraph Mapping & Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety, Inc.  The organizational realignment is intended to (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.

Intergraph expects the organizational realignment to be completed by the end of the second quarter of 2006.  The Company plans to report restructuring charges over this time period for severance primarily due to eliminating redundant positions as part of the consolidation of divisions and functions.  The Company now estimates that total restructuring charges will be in the range of $6.5 - $8.0 million.  The Company estimates that substantially all of the restructuring charges will require the outlay of cash.

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

Management believes there have been no significant changes during the six months ended June 30, 2005, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2004 Annual Report.

RESULTS OF OPERATIONS

Revenues

Total revenues for second quarter 2005 were $145.4 million, 5.4% higher than second quarter 2004.  Total revenues for first half 2005 were $281.8 million, an increase of 4.3% over 2004 levels.

Sales outside the United States represented approximately 51% of total revenues in first half 2005, up from 48% for first half 2004.  European revenues were 32% of total revenues for first half 2005, up from 31% of total revenues for first half 2004.  Asia Pacific revenues were 11% of total revenues for first half 2005, up from 9% of total revenues for first half 2004.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenues in second quarter 2005 were $75.4 million, up 5.0% from second quarter 2004.  The increase in revenues for 2005 includes a weakening of the U.S. dollar for approximately $1.1 million and an increase of $1.4 million for the PP&M business unit from growth in its core plant design business.  Systems revenues for first half 2005 were $144.4 million, up 2.0% from 2004 levels.  The year-to-year increase in systems revenues includes an increase in sales of digital mapping cameras of $10.1 million, higher software and lease sales in the PP&M business unit of $3.9 million, and a weaker U.S. dollar for $2.4 million, offset by the completion of several large SG&I contracts of $15.7 million.

Maintenance:  Maintenance revenues totaled $38.1 million in second quarter 2005, up 10.1% from second quarter 2004.  The increase in revenues for 2005 includes contracts with new customers in the SG&I business unit of $1.6 million, an increase resulting from a weaker U.S. dollar of $1.3 million, and increases in the PP&M business unit of $1.1 million for new and renewed contracts, primarily in the PP&M international locations. Maintenance revenues for first half 2005 were $74.6 million, an increase of 10.4% from 2004 levels.  The increase in revenues for 2005 includes an increase of $2.8 million from a weaker U.S. dollar against foreign currencies, an increase of $2.1 million on new product offerings in the SG&I business unit, increases of $1.5 million and $1.3 million for new contracts and contract renewals in the PP&M and SG&I business units, respectively.

Services:  Services revenues, consisting of revenues from implementation, consulting, and training services, totaled $31.9 million for second quarter 2005, flat with second quarter 2004.  Services revenues for first half 2005 were $62.9 million, up 2.8% from 2004 levels.  The increase in year-to-date revenues for 2005 resulted from progress on and additions to existing contracts of $1.8 million, favorable currency impact from a weakening of the U.S. dollar of $1.5 million, and new international business resulting from a business acquisition in the PP&M business unit of $515,000, offset by a decline of $2.3 million in Corporate from the 2004 sale of the U.S. operations of Teranetix.

Gross Margin

The Company's total gross margin for second quarter 2005 was 51.2%, up slightly from second quarter 2004 margin of 50.4%.  Total gross margin for the first half 2005 was 51.1%, compared to 50.3% for the first half 2004.

Systems:  Systems margin was 50.7% for second quarter 2005, relatively flat with second quarter 2004 margin of 50.0%.  Systems margin for first half 2005 was 51.4%, up slightly from 50.4% for first half 2004.  The improvement in year-to-date margins in 2005 includes less amortization expense in the PP&M business unit for fully amortized purchased software and higher leases and software sales in the PP&M business unit.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Conversely, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for second quarter 2005 was 71.9%, up from 69.4% for second quarter 2004.  Maintenance margin for first half 2005 was 71.0%, up from 68.8% for first half 2004.  The improvement in margin for both periods in 2005 represents an increase in software maintenance contracts, including new customers and new products.

Services:  Services margin was 27.6% for second quarter 2005, down from 30.6% for second quarter 2004.  Services margin for first half 2005 was 27.0%, down from first half 2004 margin of 29.8%.  The decline in margin for both periods in 2005 includes the completion of a large, long-term U.S. Government contract in the SG&I business unit that was replaced by several other contracts with lower margins.

Operating Expenses

Operating expenses were $64.6 million for second quarter 2005, up 7.0% from second quarter 2004.  Operating expenses for first half of 2005 were $128.4 million, up 7.6% from first half 2004.

Product Development Expenses:  Product development expenses were $15.2 million for second quarter 2005, up 5.0% from second quarter 2004 levels.  The increase for 2005 includes a decrease in costs eligible for software capitalization of $165,000 and an increase in offshore development costs of $148,000 as the Company enhances its development capabilities as part of the business transformation efforts.  Product development expenses were $30.2 million for first half 2005, up 4.0% from first half 2004.  The increase for 2005 includes an unfavorable currency impact of $264,000 and a decrease in software development costs qualifying for capitalization in the PP&M division of $256,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $31.7 million for second quarter 2005, up 12.6% from second quarter 2004.  The increase in 2005 includes a $1.0 million increase for the creation of the U.S. Solutions Center in the SG&I business unit and other pre-sales initiatives related to market share expansion, an $817,000 increase for the realignment of the Company's organizational structure intended to improve customer focus and target market opportunities, and an increase from a weakening U.S. dollar against foreign currencies of $818,000.  Sales and marketing expenses for the first half 2005 were $62.1 million, an increase of 14.5% over 2004 levels.  The increase in 2005 includes a $1.9 million increase for the creation of the U.S. Solutions Center in the SG&I business unit and other pre-sales initiatives related to market share expansion, a $1.7 million increase for the realignment of the Company's organizational structure intended to improve customer focus and target market opportunities, an increase from a weakening U.S. dollar against foreign currencies of $1.5 million, and an $855,000 increase from business acquisitions in the PP&M business unit.

General and Administrative Expenses:  General and administrative expenses were $15.7 million for second quarter 2005, down 11.4% from the second quarter 2004 level.  The decrease for 2005 includes a decrease in costs associated with Sarbanes-Oxley compliance of $1.0 million, a decrease of $922,000 from the Company's organizational realignment of roles to shift emphasis toward sales and marketing efforts in order to facilitate revenue growth, a decrease in group insurance costs of $735,000, and a decrease in legal fees of $462,000.  General and administrative expenses for the first half of 2005 were $32.4 million, a decrease of 8.0% from 2004 levels.  The decrease for 2005 includes a decrease of $1.9 million from the Company's organizational realignment as roles shifted from administrative to selling and marketing efforts and lower bad debt expense of $1.3 million.

Restructuring Charges:  In second quarter 2005, the Company recorded restructuring charges of $2.0 million related to a realignment of its organizational structure and streamlining of global operations.  Restructuring charges for the first half of 2005 were $3.7 million, compared to $826,000 reported in first half 2004.  For additional information regarding restructuring charges, see the Company's 2004 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

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

In second quarter 2005, net IP expense of $584,000 included $309,000 in royalty income from Gateway, offset by $893,000 in legal fees and other related expenses associated with patent litigation.  In second quarter 2004, net IP income of $8.0 million included $20.0 million in income from the Company's settlements with AMD and Gateway, as well as $165,000 in royalty income from Gateway.  This was offset by $12.2 million in legal fees and other related expenses associated with patent litigation.

For the first six months of 2005, net IP income was $127.3 million.  This included $141.1 million in income from a settlement agreement with HP and $551,000 in royalties from Gateway. Year-to-date legal fees and patent litigation expenses were $14.4 million. For the first six months of 2004, net IP income was $211.0 million. This included $225.0 million in income from the Company's settlement with Intel, $10.0 million in income from the Company's settlement with AMD, $10.0 million from the Company's settlement with Gateway, and $165,000 in royalty income.  Legal fees and patent litigation expenses were $34.1 million for the first half of 2004.

See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company's 2004 Annual Report for complete details of these transactions.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In second quarter 2005, net other expense was $239,000, of which $179,000 consists of miscellaneous items of non-operating expense.  In second quarter 2004, net other expense of $504,000 included an $885,000 loss related to the BSI litigation offset by building rental income, net of expenses of $392,000.  Net other expense for first half 2005 of $439,000 included an exchange loss of $275,000.  Net other income for first half 2004 of $568,000 included an exchange gain of $1.0 million and building rental income, net of expenses of $698,000, partially offset by an $885,000 loss related to BSI litigation.  See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the BSI litigation.

Income Taxes

The Company recorded income tax expense of $3.2 million for the second quarter of 2005, compared to expense of $2.8 million for the second quarter of 2004.  The Company had income before taxes of $10.8 million in the second quarter of 2005, compared to $17.7 million in the second quarter of 2004.

The Company recorded income tax expense of $56.8 million for the first six months of 2005, compared to expense of $79.8 million for the first six months of 2004.  The Company had income before taxes of $146.3 million in the first six months of 2005, compared to $230.3 million in the first six months of 2004.

Income tax expense for the first half of 2005 is attributable to taxes on IP income, repatriation of foreign earnings, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization.  In the first half of 2005, the Company recorded a one-time charge of $6.2 million of tax expense, or $0.19 per share (basic) and $0.18 per share (diluted), on $31.5 million of foreign earnings to be repatriated under the Act.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company is currently evaluating the possibility of additional repatriation of foreign earnings under the Act.

Income tax expense for the first half of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries partially offset by net operating loss utilization.

See the Company's 2004 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In second quarter 2005, PP&M earned operating income of $7.4 million on revenue of $40.5 million, compared to second quarter 2004 operating income of $5.4 million on revenue of $35.2 million.  The increase in operating income was primarily the result of higher gross margins due to increased revenue and less amortization expense for fully amortized purchased software partially offset by higher operating expenses, including restructuring charges of $600,000.  The increase in revenue was primarily attributable to growth in its core plant design business along with continued growth in maintenance and services revenue generated by new products and ongoing projects.  Operating income for the six months ended June 30, 2005, was $13.7 million on revenue of $79.2 million, compared to operating income of $8.1 million on revenue of $68.2 million for the same period of 2004.  The increase in operating income was primarily due to higher software revenue and gross margins partially offset by higher operating expenses. This increase in revenue was primarily due to growth in the core plant design business, adoption of the new SmartPlant Enterprise technology, and the increasing maintenance and services revenue generated by these new products.

In second quarter 2005, SG&I earned operating income of $7.0 million on revenue of $105.0 million, compared to second quarter 2004 operating income of $10.5 million on revenue of $101.2 million.  Operating income for the six months ending June 30, 2005, was $12.8 million on revenue of $202.7 million, compared to operating income of $19.7 million on revenue of $199.1 million for the same period of 2004.  The revenue increases for both periods were primarily driven by an increase in public safety maintenance contracts, sales of Digital Mapping Cameras and related geospatial solutions, an increase in distributor product sales, and work completed in support of long-term U. S. Federal Government contracts.  The decrease in operating income for both comparable periods was driven by a reduction in revenue and margin on a map production project, the reduction in certain other U.S. Federal Government contracts, and restructuring charges of $1.1 million and $2.1 million for the second quarter and first half of 2005, respectively.

In second quarter 2005, Corporate reported an operating loss of $4.6 million on revenue of $1.4 million, compared to a second quarter 2004 operating loss of $6.8 million on revenue of $3.1 million.  For the six months ended June 30, 2005, Corporate reported an operating loss was $10.9 million on revenue of $3.0 million, compared to a loss of $11.1 million on revenue of $6.0 million for the same period of 2004.  The decline in revenue for both comparable periods was primarily related to the sale of the U.S. logistics business and diminished international hardware maintenance as a result of the Company's exit from the hardware business.  The decreased operating loss was a result of higher gross margins due to the sale of the U.S. logistics business and lower general and administrative costs.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, cash and cash equivalents and short-term investments totaled $285.9 million compared to $292.4 million at December 31, 2004.  Non-operating events that may require the use of cash include possible acquisitions of companies or technologies, the Company's patent litigation and enforcement program, and its stock repurchase program.

The Company had long-term debt of $1.1 million and $1.2 million at June 30, 2005, and December 31, 2004, respectively.  This debt is a capital lease obligation that has an initial term that expires in October 2005.  Upon expiration of the initial term the lease is automatically renewed for an additional six, twelve-month periods.  Intergraph may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at June 30, 2005, and December 31, 2004, was a capital lease obligation, market risk of future increase in interest rates was not considered material.

On March 22, 2005, the Company repurchased 5.4 million shares of its common stock from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005, to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the forward rate of $27.74 per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, the financial intermediary will pay the Company the difference.  This transaction was accounted for as an equity transaction and can be settled in either cash or stock, at the election of the Company.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At July 29, 2005, the volume weighted average price was $33.35.  If the volume weighted average price were to remain at $33.35 for the rest of the contract period, and if the Company were to settle in cash, the Company would have to make an additional payment of $30.3 million to the financial intermediary, or if the Company were to settle in shares, it would have to issue 909,603 shares to the intermediary.  The ultimate amount of any additional payment may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.

The Intergraph ASB from July 28, 2004, (3.8 million shares for $100.2 million) concluded as of April 29, 2005.   The forward rate for the ASB was $26.33 per share with 3.8 million shares indexed.  This contract was accounted for as an equity instrument with a settlement date of May 4, 2005.  On May 4, 2005, the settlement amount of $4.5 million was paid in cash to the financial intermediary.

As of June 30, 2005, the Company's open market repurchase program had $95.4 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  As of June 30, 2005, the Company had repurchased approximately 25.8 million shares (including 10.0 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares and 5.4 million shares in connection with two separate ASBs) at a cost of $640.3 million since the share buyback program was initiated in late 2001.

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $5.9 million at July 31, 2005, and $4.3 million at December 31, 2004, secured by $8.1 million and $5.9 million in securities, respectively.

REMAINDER OF THE YEAR

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on the success of its reorganization initiatives, accurately anticipating customer requirements and technological trends, developing and delivering on a timely basis new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, the Company's ability to win new orders, and other factors.  Annual operating results could also be affected by global political events and worldwide political and economic changes in the markets served.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  See "Overview" for information on the Company's organizational realignment plans.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company will continue to protect its IP rights and therefore may incur significant legal expenses.  The ultimate impact of these matters are subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements".

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For first half 2005, approximately 51% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 48% for first half 2004.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets, primarily in Europe, improved its first half 2005 results of operations by approximately $0.04 per share (diluted) in comparison to first half 2004.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe and Asia. Local currencies are the functional currencies for the Company's Canadian subsidiaries, a Japanese subsidiary, and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at June 30, 2005, or December 31, 2004, and does not currently hedge any of its foreign currency risks.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Larry J. Laster, CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of June 30, 2005.   Based upon their evaluation, they found the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal control over financial reporting during the quarter or six months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has sought to protect its IP through both licensing and litigation.  The following is a discussion of developments related to the Company's IP enforcement activities.  Litigation is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" in MD&A for further discussion of these risks and uncertainties.

Clipper System Patents "OEM" Litigation:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell, Gateway, and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.

As previously reported, the Company has reached settlements with all three OEM defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.  At this time the Company has no pending patent litigation.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI, seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  Thereafter BSI asserted counterclaims against the Company, which alleged that the Company had breached the parties' asset purchase agreement.  The Alabama case was submitted to the trial court in April 2004.  In early May the trial court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  The judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 for 2004.  Thereafter, BSI appealed the court decision.

On June 24, 2005, the Alabama Supreme Court issued an opinion reversing the trial court decision and remanding the case for a retrial on the merits.  Thereafter, BSI filed an Application for Rehearing with the Alabama Supreme Court, requesting the Court reconsider its opinion. BSI's request to the Alabama Supreme Court will likely take between 2-3 months to decide.  Should the Supreme Court refuse to reconsider its prior opinion, the case will be remanded to the Circuit Court for Madison County, Alabama, which will likely result in a retrial in 8-12 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

04/1/05 - 04/30/05	---	$ ---	---	$100,000
05/1/05 - 05/31/05	---	---	---	95,461
06/1/05 - 06/30/05	1,297	29.72	1,297	95,422

Total second quarter	1,297	$29.72	1,297	$95,422

(1) Average price includes transaction costs.

(2) Shares repurchased for June are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005, to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  The expiration date for this program is December 31, 2007.

The Intergraph ASB from July 28, 2004, (3.8 million shares for $100.2 million) concluded as of April 29, 2005.   The forward rate for the ASB was $26.33 per share with 3.8 million shares indexed.  This contract was accounted for as an equity instrument with a settlement date of May 4, 2005.  On May 4, 2005, the settlement amount ($4.5 million) was paid in cash to the financial intermediary.  This settlement amount reduced the dollar value of shares that may yet be purchased under the repurchase plan by that amount.

On March 22, 2005, the Company repurchased5.4 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005, to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the initial purchase price per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, the financial intermediary will pay the Company the difference.  This transaction was accounted for as an equity transaction and can be settled in either cash or stock, at the election of the Company.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At July 29, 2005, the volume weighted average price was $33.35.  If the volume weighted average price were to remain at $33.35 for the rest of the period, the Company would have to make an additional payment of $30.3 million or issue 909,603 shares to the financial intermediary.  The ultimate amount of any additional payment may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.  Also in March, the Company's Board of Directors authorized $100.0 million to be used for open market repurchases.  The Company's stock repurchase program had $95.4 million remaining as of June 30, 2005, (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2007.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intergraph Corporation's Annual Meeting of Shareholders was held May 12, 2005.  The results of the meeting follow.

(1)  Nine directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified.  All nominees were serving as Directors of the Company at the time of their nomination for the current year.

	Votes

	For	Against/Withheld

Sidney L. McDonald	30,427,614	42,717
Michael D. Bills	30,431,890	38,441
Richard W. Cardin	30,431,849	38,482
Linda L. Green	30,435,158	35,173
Lawrence R. Greenwood	30,419,788	50,542
Larry J. Laster	30,000,067	470,263
Thomas J. Lee	30,434,310	36,021
Kevin M. Twomey	30,430,457	39,874
R. Halsey Wise	30,425,802	44,528

(2)  The Intergraph Corporation 2005 Employee Stock Purchase Plan was approved by a vote of 24,627,378 for, 447,075 against, 18,201 withheld, and 5,377,676 broker non-votes.

(3)  The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year was approved by a vote of 29,548,545 for, 908,708 against, and 13,078 withheld.

ITEM 6.          EXHIBITS

(a)	Exhibits

	Exhibit Number	Description

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 9, 2005

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Larry J. Laster dated August 9, 2005

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Larry J. Laster dated August 9, 2005

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Larry J. Laster
	R. Halsey Wise President and Chief Executive Officer		Larry J. Laster Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2005	Date:	August 9, 2005

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	August 9, 2005