Form 10-Q
period 2005-09-30
INTERGRAPH CORP
filed 2005-11-09
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes           No   X

Common stock, par value $0.10 per share:  29,067,111 shares
outstanding as of October 31, 2005

INTERGRAPH CORPORATION
FORM 10-Q*
September 30, 2005

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

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$182,265	$224,978
Short-term investments	102,305	67,457
Accounts receivable, net	154,430	155,160
Inventories, net	22,947	22,253
Receivables from IP-related litigation	10,000	50,409
Other current assets	32,504	33,641

Total current assets	504,451	553,898
Investments	9,499	9,499
Capitalized software development costs, net	24,291	26,201
Other assets, net	7,011	10,314
Property, plant, and equipment, net	48,835	50,628

Total Assets	$594,087	$650,540

Liabilities and Shareholders' Equity
Trade accounts payable	$15,114	$20,915
Accrued compensation	36,832	40,142
Other accrued expenses	37,811	42,495
Deferred revenue	49,111	58,263
Income taxes payable	42,204	22,680
Short-term debt	442	314

Total current liabilities	181,514	184,809

Deferred income taxes	11,961	15,320
Long-term debt	432	874
Other noncurrent liabilities	230	275

Total noncurrent liabilities	12,623	16,469

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	184,023	195,709
Deferred compensation	(12,728)	(6,054)
Retained earnings	870,553	767,280
Accumulated other comprehensive income	9,939	18,341

	1,057,523	981,012
Less - cost of treasury shares (28,361,513 at September 30, 2005, and 24,248,359 at December 31, 2004)	(657,573)	(531,750)

Total shareholders' equity	399,950	449,262

Total Liabilities and Shareholders' Equity	$594,087	$650,540

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(In thousands, except per share amounts)

Revenues
Systems	$ 78,543	$69,219	$222,923	$210,706
Maintenance	38,470	35,159	113,057	102,747
Services	32,863	30,300	95,739	91,473

Total revenues	149,876	134,678	431,719	404,926

Cost of revenues
Systems	42,874	34,864	113,089	105,090
Maintenance	9,801	11,051	31,465	32,107
Services	24,019	21,990	69,926	64,960

Total cost of revenues	76,694	67,905	214,480	202,157

Gross profit	73,182	66,773	217,239	202,769

Operating expenses
Product development	14,596	14,834	44,796	43,881
Sales and marketing	30,901	28,728	92,989	82,940
General and administrative	15,948	15,661	48,351	50,868
Restructuring charges	5,288	---	8,966	826

Total operating expenses	66,733	59,223	195,102	178,515

Income from operations	6,449	7,550	22,137	24,254

Intellectual property income (expense), net	8,858	(8,911)	136,114	202,130
Interest income	2,104	1,091	5,868	3,040
Other income, net	1,393	239	954	807

Income (loss) before income taxes	18,804	(31)	165,073	230,231

Income tax benefit (expense)	(5,000)	1,200	(61,800)	(78,600)

Net income	$ 13,804	$1,169	$103,273	$151,631

Net income per share - basic	$ 0.48	$0.03	$3.44	$4.26
- diluted	$ 0.44	$0.03	$3.24	$4.09

Weighted average shares outstanding - basic	28,834	34,029	29,987	35,623
- diluted	31,422	35,398	31,835	37,109

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2005	2004

(In thousands)

Cash Provided By (Used For): Operating Activities:
Net income	$103,273	$151,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,210	6,383
Amortization of intangible assets	12,365	15,232
Amortization of deferred compensation	3,301	1,155
Net change in restructuring liabilities	2,157	2
Provisions for losses on accounts receivable	243	493
Income taxes payable	19,671	12,307
Receivables from IP-related litigation	40,409	(77,721)
Net changes in other assets and liabilities	(27,829)	(4,465)

Net cash provided by operating activities	159,800	105,017

Investing Activities:
Net proceeds from sales of assets	641	9,144
Purchases of property, plant, and equipment	(5,444)	(5,373)
Purchases of short-term investments	(137,331)	(216,325)
Proceeds from maturities of short-term investments	102,483	209,998
Capitalized software development costs	(7,975)	(7,869)
Business acquisitions, net of cash acquired	(1,177)	(1,326)
Other	661	(2,068)

Net cash used for investing activities	(48,142)	(13,819)

Financing Activities:
Debt repayment	(314)	---
Treasury stock repurchases	(155,653)	(108,540)
Proceeds of employee stock purchases and exercises of stock options	8,169	8,490

Net cash used for financing activities	(147,798)	(100,050)

Effect of exchange rate changes on cash	(6,573)	1,456

Net decrease in cash and cash equivalents	(42,713)	(7,396)
Cash and cash equivalents at beginning of period	224,978	216,122

Cash and cash equivalents at end of period	$182,265	$208,726

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

The operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

For the quarters ended September 30, 2005, and 2004, the Company issued 21,000 and 7,000 shares of restricted stock, respectively.  The total of all restricted stock and RSUs issued as of September 30, 2005, was 709,941 and 990, respectively.  The value at issuance of the restricted stock and RSUs is being amortized over periods from one to four years.  The amortization expense for the quarters ended September 30, 2005, and 2004, was $1.2 million and $476,000, respectively.  The amortization expense for the year-to-date period ended September 30, 2005, and 2004, was $3.3 million and $1.2 million, respectively.

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company has recognized no compensation expense for these plans during the quarters ended September 30, 2005, and 2004.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company's reported net income and net income per share for these periods would have been impacted as indicated below.  The effects of applying SFAS No. 123 on a pro forma basis for the quarters and year-to-date ended September 30, 2005, and 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is possible that additional equity grants will be made in future years.

		Quarter Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004

(In thousands, except per share amounts)

Net income	As reported	$13,804	$1,169	$103,273	$151,631
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards (net of income tax)		(150)	(438)	(795)	(1,253)

	Pro forma	$13,654	$731	$102,478	$150,378

Basic net income per share	As reported	$ 0.48	$ 0.03	$ 3.44	$ 4.26
	Pro forma	$ 0.47	$ 0.02	$ 3.42	$ 4.22

Diluted net income per share	As reported	$ 0.44	$ 0.03	$ 3.24	$ 4.09
	Pro forma	$ 0.43	$ 0.02	$ 3.22	$ 4.05

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123(R)"),which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  On April 14, 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005, an extension until January 1, 2006, to adopt Statement 123(R).  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006, on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $612,000 in 2006, which is subject to change in the future due to changes in assumptions and possible additional stock option grants.

NOTE 3 - INVENTORIES

Inventories at September 30, 2005, and December 31, 2004, are summarized as follows:

	September 30, 2005	December 31, 2004

(In thousands)

Raw materials	$9,415	$8,203
Work-in-process	7,452	6,027
Finished goods	3,872	3,941
Service spares	2,208	4,082

Totals	$22,947	$22,253

Inventories on hand at September 30, 2005, and December 31, 2004, relate primarily to continuing specialized hardware assembly activity in the Company's SG&I business unit, contracts accounted for under the percentage-of-completion method, and the Company's maintenance operations.

Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability.  Such capitalized costs are amortized on a straight-line basis (which results in greater amortization expense than the expected sales approach) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million in third quarter 2005 compared to $3.4 million in third quarter 2004, and $9.9 million and $10.0 million in the first nine months of 2005 and 2004, respectively.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets) and other intangible assets, including patents and licenses (included in "Other assets, net" in the consolidated balance sheets).

At September 30, 2005, and December 31, 2004, the Company's intangible assets and related accumulated amortization consisted of the following:

	September 30, 2005			December 31, 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

(In thousands)

Capitalized software development	$72,658	$(48,367)	$24,291	$64,683	$(38,482)	$26,201
Other intangible assets	39,981	(35,524)	4,457	50,808	(46,613)	4,195

Totals	$112,639	$(83,891)	$28,748	$115,491	$(85,095)	$30,396

The Company recorded amortization expense of $4.0 million and $5.1 million for third quarter 2005 and 2004, respectively, and $12.4 million and $15.2 million for the first nine months of 2005 and 2004, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2005, each of the succeeding five years, and thereafter is as follows: $5.0 million in 2005, $11.0 million in 2006, $5.0 million in 2007, $3.0 million in 2008, $3.0 million in 2009, $2.0 million in 2010, and none thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after September 30, 2005.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $92.7 million and $99.5 million at September 30, 2005, and December 31, 2004, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Nine Months Ended September 30,	2005	2004

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$(6,174)	$7,588
Inventories, net	(717)	(4,669)
Deferred tax assets	524	(1,809)
Other assets and liabilities	(1,792)	(1,054)
Increase (decrease) in:
Trade accounts payable	(3,050)	(5,424)
Accrued compensation and other accrued expenses	(6,527)	(341)
Noncurrent portion of deferred income taxes	(3,349)	(1,760)
Refundable income taxes	18	3,697
Deferred revenue	(6,762)	(693)

Net changes in other assets and liabilities	$(27,829)	$(4,465)

There were no significant non-cash investing and financing transactions in the quarter or nine-month periods ended September 30, 2005, and 2004.

NOTE 8 - EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback ("ASB") contracts are the Company's common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended September 30, 2005, and 2004, these dilutive common stock equivalents were 2,588,000 and 1,369,000, respectively.  For the nine months ended September 30, 2005, and 2004, these dilutive shares were 1,848,000 and 1,486,000, respectively.  For the quarter and year-to-date periods ended September 30, 2005, respectively, there were 1,638,000 and 714,000 shares from the presumed settlement of the March 2005 ASB that were included in the dilutive common stock equivalents referenced above.  This ASB has a settlement date of March 21, 2006.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(In thousands)

Net income	$13,804	$1,169	$103,273	$151,631
Unrealized holding gains (losses) arising during the period	---	8	(40)	245
Translation adjustment for financial statements denominated in a foreign currency	(647)	926	(8,362)	(1,563)

Comprehensive income	$13,157	$2,103	$94,871	$150,313

There was no income tax effect related to the items included in other comprehensive income for the quarter or year-to-date periods ended September 30, 2005, and 2004, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In April 2005, the Company announced that as part of its business transformation efforts it was realigning its organizational structure and streamlining its global operations.  These restructuring activities are expected to be completed by the end of the second quarter of 2006.  The Company currently estimates that total restructuring charges for the organizational realignment will be between $16.3 million and $18.3 million, with total estimated costs for SG&I to be between $14.7 million and $15.8 million, for PP&M to be between $600,000 and $1.0 million, and for Corporate to be between $1.0 million and $1.5 million.  Total severance benefits are estimated between $12.3 million and $14.3 million and other associated costs are estimated at approximately $4.0 million.  In third quarter 2005, the Company recorded $5.3 million in restructuring costs related to the organizational realignment.  Total restructuring costs reported for SG&I, Corporate, and PP&M were $5.2 million, $57,000, and $12,000, respectively.  For the second and third quarters of 2005, the Company recorded $7.3 million in restructuring costs related to the organizational realignment, of which $6.4 million, $307,000, and $612,000, were reported by SG&I, Corporate, and PP&M, respectively.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Severance benefits for the third quarter totaled $4.7 million, and other associated costs, consisting of consulting fees, totaled $612,000.  Severance benefits for the second and third quarters of 2005 totaled $6.5 million, and other associated costs, consisting of consulting fees, totaled $787,000.  The following table sets forth a reconciliation of the year-to-date restructuring charges for severance and other associated costs to the ending severance liability for this restructuring plan which is reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheet.  The liability balance at September 30, 2005, represents the remaining liabilities on severance benefits payable at various dates through early 2006.

	Severance	Other Associated Costs		Total Restructuring

(In thousands)

Restructuring charges - Q2 2005	$1,809		$175	$1,984
Costs paid or otherwise settled - Q2 2005	(1,060)		(175)	(1,235)

Accrual balance, June 30, 2005	749		---	749
Restructuring charges - Q3 2005	4,676		612	5,288
Costs paid or otherwise settled - Q3 2005	(3,289)		(612)	(3,901)
Foreign currency exchange - Q3 2005	5		---	5

Accrual balance, September 30, 2005	$2,141	$	---	$2,141

In first quarter 2005, the Company recorded $1.7 million in restructuring costs in SG&I and Corporate, for $1.0 million and $690,000, respectively, in an effort to align costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.   All activities for this restructuring effort were completed by March 31, 2005.  Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation expenses, totaled $65,000. The liability balance of $8,000 at September 30, 2005, represents the remaining accrued legal fees and relocation payable at various dates throughout 2005.

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to align costs with revenues primarily in the Company's PP&M business unit.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  Severance benefits totaled $819,000, and lease termination costs totaled $7,000.  No accrued liability remains for these costs at September 30, 2005.

For additional information regarding the Company's restructuring activities in 2004 and 2003, see the Company's 2004 Annual Report.

NOTE 11 - INTELLECTUAL PROPERTY INCOME (EXPENSE), NET

In third quarter 2005, net intellectual property ("IP") income of $8.9 million included $9.8 million in income from a licensing agreement with Fujitsu Limited ("Fujitsu") (collected on October 11, 2005) and $299,000 in royalty income, offset by $1.2 million in legal fees and other related expenses associated with patent enforcement.  In third quarter 2004, net IP expense of $8.9 million included $221,000 in royalty income offset by $9.1 million in legal fees and other related expenses associated with patent enforcement.

For the first nine months of 2005, net IP income was $136.1 million.  This included $141.1 million in income from a settlement agreement with Hewlett-Packard Co. ("HP"), $9.8 million from a licensing agreement with Fujitsu, and $850,000 in royalties. Year-to-date legal fees and patent litigation expenses were $15.6 million. For the first nine months of 2004, net IP income was $202.1 million. This included $225.0 million in income from the Company's settlement with Intel Corporation ("Intel"), $10.0 million in income from the Company's settlement with Advanced Micro Devices ("AMD"), $10.0 million from the Company's settlement with Gateway, Inc. ("Gateway"), and $386,000 in royalty income.  Legal fees and patent litigation expenses were $43.3 million for the first nine months of 2004.

For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of this Form 10-Q.

NOTE 12 - SHORT-TERM INVESTMENTS

Short-term investments include debt and marketable preferred equity securities classified as available-for-sale as well as other securities purchased with initial maturities greater than 90 days.  The Company's short-term investments in certain market auction rate securities have maturity dates that can be several years away but have auction features that allow the holder to resell the securities on periodic auction dates that generally range from one to thirty-five days.  The Company systematically and regularly sells these securities when the auction dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt and marketable preferred equity securities as of September 30, 2005, and December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale securities	September 30, 2005	December 31, 2004

(In thousands)

Due within one year	$ 28,900	$ ---
Due after one year through five years	600	400
Due after five years through ten years	5,360	300
Due after ten years	67,445	61,257

Total debt securities	102,305	61,957
Equity securities	---	5,500

Total short-term investments	$102,305	$67,457

NOTE 13 - SEGMENT REPORTING

The Company's current operations are composed of two business segments and a Corporate oversight function.  The Company's reportable segments are strategic business units that are organized by the types of products sold and the specific markets served.  The two segments are PP&M and SG&I.  Each is discussed in further detail below.

PP&M provides integrated lifecycle software solutions for the design, construction, and operation of process and power plants, offshore rigs, and ships.  This segment offers applications that span shipbuilding, plant design and visualization, materials procurement and management, plant operations, and engineering information management.

SG&I provides geospatial and location aware solutions focused primarily in the security, government, and infrastructure markets.  SG&I solutions are deployed in:  local, regional, federal, and national governments; transportation; utilities; communications; commercial remote sensing and photogrammetry; and military and intelligence markets.  This segment provides professional services, specially developed software and hardware, and commercial off-the-shelf products to both government and commercial sectors.

The Corporate segment includes revenue and costs for Teranetix (an international provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer ("CEO"), Chief Operating Officer ("COO"), Chief Financial Officer ("CFO"), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors, internal and external audit, and other costs that are directly the result of Intergraph being a publicly held company.

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.  The accounting policies of the reportable segments are consistent with those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2004 Annual Report).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services sold to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarters and nine months ended September 30, 2005, and 2004.  The information in the table for 2004 has been reclassified to provide comparability with the current-year presentation.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(In thousands)

Revenues:
PP&M:
Unaffiliated customers	$ 41,754	$ 34,881	$120,207	$ 102,387
Intersegment revenues	233	332	973	1,032

	41,987	35,213	121,180	103,419

SG&I:
Unaffiliated customers	106,646	97,273	307,155	294,564
Intersegment revenues	1,260	1,059	3,411	2,906

	107,906	98,332	310,566	297,470

Corporate:
Unaffiliated customers	1,476	2,524	4,357	7,975
Intersegment revenues	82	210	230	748

	1,558	2,734	4,587	8,723

	151,451	136,279	436,333	409,612

Eliminations	(1,575)	(1,601)	(4,614)	(4,686)

Total Revenues	$149,876	$134,678	$431,719	$404,926

Operating income (loss):
PP&M	$ 8,964	$ 3,966	$ 22,697	$ 12,058
SG&I	2,059	7,976	14,866	27,724
Corporate	(4,574)	(4,392)	(15,426)	(15,528)
Eliminations	---	---	---	---

Total	$ 6,449	$ 7,550	$ 22,137	$ 24,254

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

NOTE 14 - LETTERS OF CREDIT

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.0 million at October 31, 2005, and $4.3 million at December 31, 2004, secured by $8.3 million and $5.9 million in securities, respectively.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005, an extension until January 1, 2006, to adopt SFAS 123(R).  The Company plans to adopt SFAS No. 123(R) as of January 1, 2006, on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) will reduce the Company's after tax earnings by approximately $612,000 in 2006.

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

On September 26, 2005, the Company entered into a patent license agreement with Fujitsu, under which Fujitsu made a one-time up-front royalty payment of $9.8 million (collected on October 11, 2005), which was based on a 1% royalty for the products being licensed. As part of the agreement, Fujitsu obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products, and the Company obtained an option to take a royalty-bearing license to certain Fujitsu patents.

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

On June 24, 2005, the Alabama Supreme Court issued an opinion reversing the trial court decision and remanding the case for a retrial on the merits.  Thereafter, BSI filed an Application for Rehearing with the Alabama Supreme Court, which was subsequently denied. The case has now been remanded to the Circuit Court for Madison County, Alabama, which the company believes will result in a retrial in 8-12 months.

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

NOTE 17 - INCOME TAXES

The Company recorded income tax expense of $5.0 million for the third quarter of 2005, compared to an income tax benefit of $1.2 million for the third quarter of 2004.  The Company had income before taxes of $18.8 million in the third quarter of 2005, compared to a loss of $31,000 in the third quarter of 2004.

The Company recorded income tax expense of $61.8 million for the first nine months of 2005, compared to expense of $78.6 million for the first nine months of 2004.  The Company had income before taxes of $165.1 million in the first nine months of 2005, compared to $230.2 million in the first nine months of 2004.

Income tax expense for the first nine months of 2005 is attributable to taxes on IP income, U.S. operations, individually profitable majority-owned foreign subsidiaries, and a one-time charge of $7.1 million of tax expense on an estimated $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the "Act"), partially offset by a $2.2 million release of valuation allowances on the deferred tax assets of certain foreign subsidiaries and net operating loss utilization.

Income tax expense for the first nine months of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service.  See "Income Taxes" in MD&A for further discussion of the Company's tax position.

NOTE 18 - CONTINGENCIES

U.S. Air Force Contract Contingency:  On October 20, 2005, the Company received a notice to "show cause" why it should not be held in default of performance under the terms of a certain U.S. Air Force contract. On October 30, 2005, the Company submitted a written response to the Air Force "show cause," rebutting the default assertions of the Air Force. The Company's response included both legal and factual support in defense of why the Company should not be held in default. The Company believes that it has performed in accordance with the terms of its contract with the Air Force and will vigorously defend against a termination for default. An unfavorable outcome could result in the Company incurring a loss of approximately zero to $3.9 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") including, but not limited to, any statements regarding Intergraph's plans or expectations regarding its IP; any projections about revenues, operating income levels, margins, settlement costs associated with the Company's ASB; market conditions, the Company's organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its divisions and business units; expectations regarding future results and cash flows; information regarding the development, timing of introduction, exportability, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations, and objectives of management for future operations.  Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company's organizational realignment; potential obsolescence of the Company's IP, exhaustion of the Company's IP rights, and changes in the market value of licensed products; expected costs to settle the Company's ASB; potential adverse effects from our efforts to protect our IP, or other potential litigation or patent enforcement efforts; the ability, timing, and costs (including the calculation of success and other fees) to enforce and protect the Company's IP rights; material changes with respect to our business, litigation, or the securities markets (including the market for Intergraph common stock and any adjustments relating to the ASB); risks associated with doing business internationally (including foreign currency fluctuations and export controls); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements; ability to attract or retain key personnel; the ability to access or deliver the technology necessary to compete in the markets served; risks associated with various ongoing litigation proceedings and other disputes; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to make any revision to any forward-looking statement or to update any such statement to reflect events or circumstances occurring after the date thereof.  Accordingly, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

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

The overall strategic goal for the next 15 months is the expansion of operating margin percentages (income from operations divided by revenue) to be more in line with its peers.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each business unit and the Company as a whole.  The Company anticipates modest revenue growth and slight improvements in gross margins for 2005.  This revenue and margin growth is expected to be offset by increased operating expenses, including significant restructuring charges, resulting in slightly lower income from operations than in 2004.  The Company believes that its cost structure is still too high compared to its peers.

Revenue for the quarter was $149.9 million, an increase of 11.3% from the $134.7 million reported in the third quarter of 2004.  The Company reported revenue of $431.7 million in the first nine months of 2005, a 6.6% increase from the $404.9 million reported in the first nine months of 2004.  Operating income for the quarter was $6.4 million, or 4.3% of revenue, compared to $7.6 million, or 5.6% of revenue, reported in the third quarter of 2004.  For the nine months ended September 30, 2005, operating income was $22.1 million, or 5.1% of revenue, compared to $24.3 million, or 6.0% of revenue, reported in the same period of 2004.  The Company reported restructuring charges of $5.3 million and $9.0 million in the third quarter and first nine months of 2005, respectively.

Net income for the quarter was $13.8 million, or $0.44 per diluted share, compared to $1.2 million, or $0.03 per diluted share, in the third quarter of 2004.  Net income includes approximately $5.6 million and ($5.7) million of after-tax IP income (expense), net of all fees and expenses, in the third quarter of 2005 and 2004, respectively.  For the nine months ended September 30, 2005, net income was $103.3 million, or $3.24 per diluted share, compared to $151.6 million, or $4.09 per diluted share, for the same period of 2004.  Net income includes $86.4 million and $128.4 million of after-tax IP income, net of all fees and expenses, in the first nine months of 2005 and 2004, respectively.

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

During the second quarter of 2005, the Company consolidated its Marketing departments on a global basis, consolidated its U.S. Human Resources departments into a single unit, and consolidated its U.S. Accounting departments into a single unit.  The Company eliminated approximately 95 positions during the third quarter of 2005 and reported a restructuring charge of $5.3 million related to the organizational realignment. In total, the Company has eliminated approximately 175 positions and reported restructuring charges of $7.3 million in the second and third quarters of 2005 as part of the organizational realignment efforts. Intergraph estimates that these actions will generate expense savings on an annual basis of approximately $13.0 million.

On October 26, 2005, the Company announced that it has identified additional process improvements and expense savings opportunities related to the organizational realignment efforts. The Company believes the majority of these efficiency improvements and expense savings will be generated by streamlining internal processes around the world and eliminating redundant positions as part of consolidating divisions and functions.

The Company estimates that total restructuring charges for the remainder of the organizational realignment will be an additional $9.0 - $11.0 million, which is expected to generate additional expense savings on an annual basis of approximately $10.0 - $15.0 million. As part of the Company's transformation effort and in conjunction with its Strategic Plan, Intergraph plans to invest some of the expense savings generated by the organizational realignment into R&D for core product upgrades, IT and system improvements, expansion of sales channels, and targeted growth opportunities where the Company believes it has differentiated capabilities.

Intergraph expects the organizational realignment to be completed by the end of the second quarter of 2006.  The Company plans to report restructuring charges over this time period primarily for severance due to eliminating redundant positions as part of the consolidation of divisions and functions.  The Company estimates that substantially all of the restructuring charges will require the outlay of cash.

The Company owns various IP as a result of its research and design efforts, much of which was retained from operations previously exited by the Company.  The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  The Company has defended the value of its IP portfolio through licensing and litigation.

In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million.  The terms provide for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  In third quarter 2005, Intergraph announced a patent license agreement with Fujitsu. Under the terms of the agreement, Fujitsu agreed to a one-time upfront royalty payment of $9.8 million (collected on October 11, 2005), and obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products. While IP enforcement is inherently uncertain, Intergraph will continue to consider various strategies to protect and defend the Company's IP.

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

Management believes there have been no significant changes during the nine months ended September 30, 2005, to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2004 Annual Report.

RESULTS OF OPERATIONS

Revenues

Total revenues for third quarter 2005 were $149.9 million, 11.3% higher than third quarter 2004.  Total revenues for the first nine months of 2005 were $431.7 million, an increase of 6.6% over 2004 levels.

Sales outside the United States represented approximately 49.9% of total revenues in the first nine months of 2005, flat with levels for the first nine months of 2004.  European revenues were 29.9% of total revenues for the first nine months of 2005, down from 31.0% of total revenues for the first nine months of 2004.  Asia Pacific revenues were 11.4% of total revenues for the first nine months of 2005, up from 9.9% of total revenues for the first nine months of 2004.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenues in third quarter 2005 were $78.5 million, up 13.5% from third quarter 2004.  The increase in revenues for the third quarter of 2005 includes $7.7 million in increased project and product volume and $3.8 million in distributor product sales, partially offset by a decline of $3.7 million in sales of digital mapping cameras, all in the SG&I business unit.  In addition, third quarter 2005 includes $1.7 million in increased lease revenues in the PP&M business unit.  Systems revenues for the first nine months of 2005 were $222.9 million, up 5.8% from 2004 levels.  The year-to-year increase in systems revenues includes $6.7 million growth in the PP&M business unit for core plant design products and the adoption of new design technology, $6.2 million for sales of digital mapping cameras in the SG&I business unit, and a weaker U.S. dollar for an estimated $2.8 million, partially offset by a decrease of $3.1 million for the completion of a large U.S. Government contract in the SG&I business unit.

Maintenance:  Maintenance revenues totaled $38.5 million in third quarter 2005, up 9.4% from third quarter 2004.  The increase in revenues for the third quarter of 2005 includes $1.4 million and $1.6 million in the PP&M and SG&I business units, respectively, primarily from new contracts and new products, and an estimated $387,000 for a weaker U.S. dollar against foreign currencies.  Maintenance revenues for the first nine months of 2005 were $113.1 million, an increase of 10.0% from 2004 levels.  The increase in year-to-date revenues for 2005 includes new customer and new product maintenance revenues of $2.6 million and $5.3 million in the PP&M and SG&I business units, respectively, and an estimated increase of $2.6 million from a weaker U.S. dollar against foreign currencies.

Services:  Services revenues, consisting of revenues from implementation, consulting, and training services, totaled $32.9 million for third quarter 2005, an increase of 8.5% from third quarter 2004.  This increase includes $2.0 million of services related to new product offerings and increased project work in the PP&M business unit and a favorable currency impact of $228,000.  Services revenues for the first nine months of 2005 were $95.7 million, up 4.7% from 2004 levels.  The year-to-year increase in revenues for 2005 includes new and existing contracts of $4.2 million in the PP&M business unit, progress on a large, long-term U.S. Government contract for $2.2 million, and a favorable currency impact from a weakening of the U.S. dollar of $1.8 million, partially offset by a decline of $3.5 million in Corporate from the 2004 sale of the U.S. operations of Teranetix.

Gross Margin

The Company's total gross margin for third quarter 2005 was 48.8%, down from third quarter 2004 margin of 49.6%.  Total gross margin for the first nine months of 2005 was 50.3%, compared to 50.1% for the first nine months of 2004.

Systems:  Systems margin was 45.4% for third quarter 2005, down compared to third quarter 2004 margin of 49.6%.  Systems margin for the first nine months of 2005 was 49.3%, down slightly from 50.1% for the first nine months of 2004.   The declines in margin for the quarter and year include a reduction in gross margins on U.S. Government contracts and a higher mix of hardware and services sales.  In general, the Company believes its systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.  Conversely, systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.

Maintenance:  Maintenance margin for third quarter 2005 was 74.5%, up from 68.6% for third quarter 2004.  Maintenance margin for the first nine months of 2005 was 72.2%, up from 68.8% for the first nine months of 2004.  The improvement in margin in 2005 for both periods represents an increase in software maintenance revenues, including new customers and new products, without a corresponding increase in costs.

Services:  Services margin was 26.9% for third quarter 2005, down from 27.4% for third quarter 2004.  Services margin for the first nine months of 2005 was 27.0%, down from the first nine months of 2004 margin of 29.0%.  The decline in margin for both periods includes the differential on the margins of separate task orders on a large, long-term U.S. Government contract in the SG&I business unit including a $552,000 loss reserve in third quarter 2005.

Operating Expenses

Operating expenses were $66.7 million for third quarter 2005, up 12.7% from third quarter 2004.  Operating expenses for the first nine months of 2005 were $195.1 million, up 9.3% from the first nine months of 2004.

Product Development Expenses:  Product development expenses were $14.6 million for third quarter 2005, flat with third quarter 2004 levels.  Product development expenses were $44.8 million for the first nine months of 2005, up 2.1% from the first nine months of 2004.  The increase for year-to-date 2005 includes an increase in personnel costs of $706,000, an increase in software development costs resulting from business acquisitions in the PP&M business unit of $367,000, an increase in offshore development efforts in the SG&I business unit of $298,000, and an unfavorable currency impact of $236,000, partially offset by cost savings from restructuring of $890,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $30.9 million for third quarter 2005, up 7.6% from third quarter 2004.  The increase in the third quarter of 2005 includes $1.2 million for the realignment of the Company's organizational structure intended to improve customer focus and target market opportunities.  Sales and marketing expenses for the first nine months of 2005 were $93.0 million, an increase of 12.1% over 2004 levels.  The year-to-date increase in 2005 includes $5.6 million for the realignment of the Company's organizational structure, an increase from a weakening U.S. dollar against foreign currencies of $1.7 million, $1.2 million in commissions related to an increase in revenues, and $950,000 from business acquisitions in the PP&M business unit.

General and Administrative Expenses:  General and administrative expenses were $15.9 million for third quarter 2005, flat with third quarter 2004 level.  General and administrative expenses for the first nine months of 2005 were $48.4 million, a decrease of 4.9% from 2004 levels.  The decrease for 2005 includes a decrease of $3.2 million from the Company's organizational realignment as roles shifted from administrative to selling and marketing efforts, a decrease in legal fees of $950,000, and a decrease of $696,000 from the 2004 sale of the U.S. repair operations of the Teranetix division of the Corporate business segment, partially offset by an increase of $1.0 million in restricted stock amortization and an increase of $680,000 from a weaker U.S. dollar against foreign currencies.

Restructuring Charges:  In third quarter 2005, the Company recorded restructuring charges of $5.3 million related to a realignment of its organizational structure and streamlining of global operations.  Restructuring charges for the first nine months of 2005 were $9.0 million, compared to $826,000 reported in the first nine months of 2004.  For additional information regarding restructuring charges, see Note 10 of Notes to Consolidated Financial Statements and the Company's 2004 Annual Report.

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

In third quarter 2005, net IP income of $8.9 million included $9.8 million in income from a licensing agreement with Fujitsu (collected on October 11, 2005) and $299,000 in royalty income, partially offset by $1.2 million in legal fees and other related expenses associated with patent enforcement.  In third quarter 2004, net IP expense of $8.9 million included $221,000 in royalty income offset by $9.1 million in legal fees and other related expenses associated with patent enforcement.

For the first nine months of 2005, net IP income was $136.1 million.  This included $141.1 million in income from a settlement agreement with HP, $9.8 million from a licensing agreement with Fujitsu, and $850,000 in royalties. Year-to-date legal fees and patent litigation expenses were $15.6 million. For the first nine months of 2004, net IP income was $202.1 million. This included $225.0 million in income from the Company's settlement with Intel, $10.0 million in income from the Company's settlement with AMD, $10.0 million from the Company's settlement with Gateway, and $386,000 in royalty income.  Legal fees and patent litigation expenses were $43.3 million for the first nine months of 2004.

See Notes 11 and 16 of Notes to Consolidated Financial Statements and the Company's 2004 Annual Report for complete details of these transactions.

Other:   "Other income, net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In the third quarter of 2005, net other income was $1.4 million, of which $1.2 million consists of foreign exchange gains.  In third quarter 2004, net other income was $239,000, which included return of capital from an investment of $184,000.  Net other income for the first nine months of 2005 of $954,000 included an exchange gain of $932,000.  Net other income for the first nine months of 2004 of $807,000 included an exchange gain of $861,000.

Income Taxes

The Company recorded income tax expense of $5.0 million for the third quarter of 2005, compared to an income tax benefit of $1.2 million for the third quarter of 2004.  The Company had income before taxes of $18.8 million in the third quarter of 2005, compared to a loss of $31,000 in the third quarter of 2004.

The Company recorded income tax expense of $61.8 million for the first nine months of 2005, compared to expense of $78.6 million for the first nine months of 2004.  The Company had income before taxes of $165.1 million in the first nine months of 2005, compared to $230.2 million in the first nine months of 2004.

Income tax expense for the first nine months of 2005 is attributable to taxes on IP income, U.S. operations, individually profitable majority-owned foreign subsidiaries, and repatriation of foreign earnings partially offset by net operating loss utilization and a release of valuation allowances on the deferred tax assets of certain foreign subsidiaries.  In the first nine months of 2005, the Company recorded a one-time charge of $7.1 million of tax expense, or $0.24 per share (basic) and $0.22 per share (diluted), on $31.5 million of foreign earnings to be repatriated under the Act.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company is currently evaluating the possibility of an additional repatriation of foreign earnings under the Act, which would occur in the fourth quarter of 2005.

The Company must continually assess the likelihood that it will be able to realize deferred tax assets.  If the Company determines that deferred tax assets are likely to be realized on which valuation allowances have been previously recorded, the Company would decrease its income tax expense in the period in which the determination is made.  Accordingly, the Company released valuation allowances of certain foreign subsidiaries totaling $2.2 million in the third quarter of 2005.

Income tax expense for the first nine months of 2004 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization and favorable audit settlements with the Internal Revenue Service.

See the Company's 2004 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In third quarter 2005, PP&M earned operating income of $9.0 million on revenue of $42.0 million, compared to third quarter 2004 operating income of $4.0 million on revenue of $35.2 million.  Operating income for the nine months ended September 30, 2005, was $22.7 million on revenue of $121.2 million, compared to operating income of $12.1 million on revenue of $103.4 million for the same period of 2004.  The revenue increases for both periods were primarily due to growth in the core plant design products, adoption of the new SmartPlant Enterprise technology, and increased maintenance and services revenue generated by these new products.  The operating income increases for both periods were primarily the result of higher revenues and gross margins, partially offset by higher operating expenses.

In third quarter 2005, SG&I earned operating income of $2.1 million on revenue of $107.9 million, compared to third quarter 2004 operating income of $8.0 million on revenue of $98.3 million.  Operating income for the nine months ending September 30, 2005, was $14.9 million on revenue of $310.6 million, compared to operating income of $27.7 million on revenue of $297.5 million for the same period of 2004.  The revenue increase for the quarter was primarily driven by increases in public safety and utilities maintenance contracts, distributor product sales, and work completed in support of certain long-term U.S. Federal Government contracts, partially offset by a decrease in Digital Mapping Camera sales.  The year-to-date revenue increase was also driven by increases in public safety and utilities maintenance contracts, distributor product sales, and work completed in support of certain long-term U.S. Federal Government contracts, as well as higher sales of Digital Mapping Cameras and related geospatial solutions.  The declines in operating income for both comparable periods were driven by restructuring charges of $5.2 million and $7.4 million for the third quarter and first nine months of 2005, respectively, a reduction in gross margins on certain U.S. Federal Government contracts, a higher mix of services and hardware revenue, and cost increases on several projects.

In third quarter 2005, Corporate reported an operating loss of $4.6 million on revenue of $1.6 million, compared to a third quarter 2004 operating loss of $4.4 million on revenue of $2.7 million.  For the nine months ended September 30, 2005, Corporate reported an operating loss of $15.4 million on revenue of $4.6 million, compared to a loss of $15.5 million on revenue of $8.7 million for the same period of 2004.  The decline in revenue for both comparable periods was primarily related to the sale of the U.S. logistics business and diminished international hardware maintenance as a result of the Company's exit from the hardware business.  Operating losses were relatively flat despite decreased revenue for both comparable periods as a result of higher gross margins due to the sale of the U.S. logistics business, partially offset by restructuring charges of $56,000 and $1.0 million for the third quarter and first nine months of 2005, respectively.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

The Company has sought to protect its IP through licensing and litigation, and is also a party to other litigation.  Unanticipated adverse developments could adversely affect the Company.  See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of certain legal proceedings and other risks and uncertainties.

U.S. Air Force Contract Contingency:  On October 20, 2005, the Company received a notice to "show cause" why it should not be held in default of performance under the terms of a certain U.S. Air Force contract. On October 30, 2005, the Company submitted a written response to the Air Force "show cause," rebutting the default assertions of the Air Force. The Company's response included both legal and factual support in defense of why the Company should not be held in default. The Company believes that it has performed in accordance with the terms of its contract with the Air Force and will vigorously defend against a termination for default. An unfavorable outcome could result in the Company incurring a loss of approximately zero to $3.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, cash and cash equivalents and short-term investments totaled $284.6 million compared to $292.4 million at December 31, 2004.  Non-operating events that may require the use of cash include possible acquisitions of companies or technologies, the Company's patent litigation and enforcement program, and its stock repurchase program.

The Company had long-term debt of $874,000 and $1.2 million at September 30, 2005, and December 31, 2004, respectively.  This debt is a capital lease obligation. The initial term expired in October 2005 and was automatically renewed for twelve months.  The lease will automatically renew for five additional twelve-month periods although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at September 30, 2005, and December 31, 2004, was a capital lease obligation, market risk of future increase in interest rates was not considered material.

On March 22, 2005, the Company repurchased 5.4 million shares of its common stock from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005, to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the forward rate of $27.74 per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, the financial intermediary will pay the Company the difference.  This transaction was accounted for as an equity transaction and the make up payment can be settled in either cash or stock, at the election of the Company.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At October 28, 2005, the volume weighted average price pursuant to the terms of the ASB was $38.12.  If the volume weighted average price were to remain at $38.12 for the rest of the contract period, and if the Company were to settle in cash, the Company would have to make an additional payment of $56.1 million to the financial intermediary, or if the Company were to settle in shares, it would have to issue approximately 1.5 million shares to the intermediary.  If the Company's share price continues to trade at current levels for the remaining ASB period, the volume weighted average price pursuant to the terms of the ASB would approximate $42.00 per share, and if the Company were to settle in cash, the Company would have to make an additional payment of approximately $77.0 million to the financial intermediary, or if the Company were to settle in shares, it would have to issue approximately 1.8 million shares to the intermediary.  The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.

As of September 30, 2005, the Company's open market repurchase program had $95.2 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The Company has repurchased approximately 25.8 million shares (including 10.0 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares and 5.4 million shares in connection with two separate ASBs) at a cost of $640.5 million since the share buyback program was initiated in late 2001.

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.0 million at October 31, 2005, and $4.3 million at December 31, 2004, secured by $8.3 million and $5.9 million in securities, respectively.

REMAINDER OF THE YEAR

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on the success of its reorganization initiatives, accurately anticipating customer requirements and technological trends, developing and delivering on a timely basis new products that are competitively priced, offer enhanced performance, and meet customers' requirements for standardization and interoperability, the Company's ability to win new orders, and other factors.  Annual operating results could also be affected by global political events and worldwide political and economic changes in the markets served, including changes to and applicability of export controls.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  See "Overview" for information on the Company's organizational realignment plans.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company will continue to protect its IP rights and therefore may incur significant legal expenses.  The ultimate impact of these matters is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements".

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For the first nine months of 2005, approximately 50% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 49% for the first nine months of 2004.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the weakening of the U.S. dollar in its international markets improved its first nine months of 2005 results of operations by approximately $0.05 per share (diluted) in comparison to the first nine months of 2004.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe, Canada, and Asia Pacific.   Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one European subsidiary.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at September 30, 2005, or December 31, 2004, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash and cash equivalents and short-term investments are generally invested in short-term, highly liquid, interest-bearing securities which may include short-term municipal bonds, time deposits, money market funds, commercial paper, U.S. government securities, and marketable debt and equity securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that after-tax earnings could be affected by approximately $0.02 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Anthony Colaluca, Jr., CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of September 30, 2005.  Based upon their evaluation, they found the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal controls over financial reporting during the quarter or nine months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 26, 2005 the Company entered into a patent license agreement with Fujitsu, under which Fujitsu made a one-time up-front royalty payment of $9.8 million (collected on October 11, 2005), which was based on a 1% royalty for the products being licensed. As part of the agreement, Fujitsu obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products, and the Company obtained an option to take a royalty-bearing license to certain Fujitsu patents.

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

On June 24, 2005, the Alabama Supreme Court issued an opinion reversing the trial court decision and remanding the case for a retrial on the merits.  Thereafter, BSI filed an Application for Rehearing with the Alabama Supreme Court, which was subsequently denied. The case has now been remanded to the Circuit Court for Madison County, Alabama, which the Company believes will result in a retrial in 8-12 months.

Other Litigation:  The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company's results of operations, financial condition, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

07/1/05 - 07/31/05	5,182	$36.94	5,182	$95,231
08/1/05 - 08/31/05	---	---	---	95,231
09/1/05 - 09/30/05	---	---	---	95,231

Total third quarter	5,182	$36.94	5,182	$95,231

(1) Average price includes transaction costs.

(2) Shares repurchased for July are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005, to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  The expiration date for this program is December 31, 2007.

On March 22, 2005, the Company repurchased 5.4 million shares from a financial intermediary in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.0 million (before transaction costs), subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005, to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the initial purchase price per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, the financial intermediary will pay the Company the difference.  This transaction was accounted for as an equity transaction and can be settled in either cash or stock, at the election of the Company.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At October 28, 2005, the volume weighted average price pursuant to the terms of the ASB was $38.12.  If the volume weighted average price were to remain at $38.12 for the rest of the period, the Company would have to make an additional payment of $56.1 million or issue approximately 1.5 million shares to the financial intermediary.  If the Company's share price continues to trade at current levels for the remaining ASB period, the volume weighted average price pursuant to the terms of the ASB would approximate $42.00 per share, and if the Company were to settle in cash, the Company would have to make an additional payment of approximately $77.0 million to the financial intermediary, or if the Company were to settle in shares, it would have to issue approximately 1.8 million shares to the intermediary.  The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.  Also in March 2005, the Company's Board of Directors authorized $100.0 million to be used for open market repurchases.  The Company's stock repurchase program had $95.2 million remaining as of September 30, 2005, (subject to any ASB adjustments) that can be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2007.

ITEM 6. EXHIBITS
(a)	Exhibits

	Exhibit Number	Description

	10(h)*	Employment agreement with Anthony Colaluca, Jr. dated September 2, 2005 (1)

	10(n)	Patent License agreement between Fujitsu Limited and Intergraph effective September 26, 2005 (2)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated November 9, 2005

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony Colaluca, Jr. dated November 9, 2005

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Anthony Colaluca, Jr. dated November 9, 2005

* Denotes management contract or compensatory plan, contract, or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated September 7, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

(2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated September 27, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Anthony Colaluca, Jr.
	R. Halsey Wise President and Chief Executive Officer		Anthony Colaluca, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2005	Date:	November 9, 2005

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	November 9, 2005