Form 10-K
period 2005-12-31
INTERGRAPH CORP
filed 2006-03-14
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $0.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 31, 2006 there were 29,152,213 shares of Intergraph Corporation Common Stock $0.10 par value outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $963,105,000 based on the closing sale price of such stock as reported by The NASDAQ® Stock Market, Inc. ("NASDAQ") on June 30, 2005, assuming that all shares beneficially held by executive officers, members of the registrant's Board of Directors, and 10% or greater shareholders are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the June 13, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

Overview

Intergraph Corporation ("Intergraph" or the "Company") is a leading global supplier of spatial information management software.  Intergraph's core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations.  Intergraph's technology enables customers to create intelligent maps, manage assets and infrastructure, build and better manage plants and ships, and dispatch, command, and control emergency services to those in need.  Founded in 1969, the Company was a pioneer of computer graphics software and services in the commercial and government sectors and has delivered numerous innovations in interactive graphics solutions.  The Company's divisions offer software, professional services, and maintenance solutions to satisfy engineering, design, modeling, analysis, mapping, and information technology ("IT") needs.  Products and services are sold through industry-focused direct and indirect sales channels worldwide.  Approximately 51% of revenues are generated outside the U.S., primarily in Europe (31%) and Asia Pacific (11%).

Over the past several years, the Company has taken significant measures to transform itself from a hardware provider to a company focused on software and services.  These measures included extensive reductions in its workforce and the sale of several non-core business units and assets.  In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000, it ceased the development and design of most of its remaining hardware products.  These actions contributed to the Company's return to profitability in 2001. The Company's profitability continued in 2002 and 2003 although income from operations as a percentage of revenues was less than 3% in each of these years.  In 2004, operating income increased as a percentage of revenue to 6.2% as a result of higher gross margins and general and administrative expense reductions from restructuring initiatives.

The Company completed a strategic planning process in late July 2004 ("Strategic Plan").  The results of the process are intended to serve as the foundation for the Company's strategy as it pursues growth.  The Company's strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions.  As a result of this planning process, the Company identified three positive themes in the business that Intergraph intends to leverage over the coming years and identified several challenges it must address.

First, the Company believes that Intergraph is more relevant today in the world than it was five years ago.  The current global environment is characterized by heightened security concerns, rising demand for energy and infrastructure, and increased adoption and awareness of geospatial and location-aware applications.

Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth.  The Company's strategy is to pursue opportunities in its markets through organic growth and investments in research and development.  The Company will also consider acquiring companies or technologies, particularly within the security or process industry markets.

Third, the Company believes its customers recognize the commitment that the Company has made to the markets it serves.  As a result, the Company has customer relationships that in many cases span decades.  The Company intends to extend these durable customer relationships over the coming years by bringing additional products to market organically, as well as seeking to acquire companies and/or product offerings that have appeal to the Company's customer base.

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

Second, the Company believes its former organizational structure of four separate business units impeded intercompany cross-selling and synergies. The Company believes that certain of its sales and marketing efforts were too business-unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize cross-selling among its divisions, teamwork, and productivity.  For example, the newly combined Security Government & Infrastructure ("SG&I") division has allowed the Company to fuse its spatial and security products to provide a differentiated solution to address the heightened demand for global security and critical infrastructure protection projects.

Third, the Company believes its general and administrative costs are too high given its goal to improve operating performance.  As a result, the Company is working to improve its general and administrative processes in an effort to reduce costs.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.

In April 2005, consistent with its Strategic Plan, the Company announced a realignment of its organizational structure and streamlined its global operations from four to two divisions (the "Reorganization") -- Process, Power & Marine ("PP&M") and the newly formed SG&I.  Intergraph's SG&I division consists of core operations that previously existed in Intergraph Mapping and Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety.  The organizational realignment is intended to: (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by better leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.  In total, the Company has eliminated approximately 215 positions and reported restructuring charges of $10.0 million related to the Reorganization in the second through fourth quarters of 2005. The Company expects the Reorganization to be completed by the end of the second quarter of 2006 and estimates that total restructuring charges for the remainder of the Reorganization will be an additional $9.0 - $11.0 million in the first half of 2006.  The Company estimates that the entire Reorganization will generate gross expense savings on an annual basis in the range of $23 - $28 million.  As part of the Company's transformation effort and in conjunction with its Strategic Plan, Intergraph plans to invest a portion of the gross expense savings generated by the Reorganization into research and development for core product upgrades, IT and system improvements, expansion of sales channels, and targeted growth opportunities where the Company believes it has differentiated capabilities.

In late fiscal year 2003, the Company outlined its intention to improve operating margins (income from operations divided by revenue) to levels more in line with its peer groups.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each division and the Company as a whole.  The Company anticipates modest revenue growth and slight improvements in gross margins for 2006.  This revenue and margin growth is expected to be partially offset by increased operating expenses, including significant restructuring charges noted above, resulting in higher income from operations than in 2005.  As part of restructuring, and similar to the last two years, the Company anticipates that income from operations will grow at rates greater than revenue.

Most of the Company's income before taxes in the last five years originated from $768.4 million of intellectual property ("IP") income, net, $32.2 million of gains on sales of non-core assets, and $33.3 million of interest income.  In order to provide shareholders with the ability to better understand and monitor operating performance and improvement, all income and expenses associated with the IP portfolio, including legal expenses, are classified and reported in the "Other income (expense), net" section of the income statement.  The Company carries minimal debt of $771,000 (primarily for a capital lease) and has repurchased 25.8 million shares of its common stock for approximately $640.6 million over the last five years before the settlement of the Company's current Accelerated Stock Buyback ("ASB") program, which will end on March 21, 2006.

The Company believes its addressable end markets are large and growing at 5-10% per annum and is committed to improving its sales and marketing execution in an effort to increase its revenue growth rate over time.  Management monitors the orders and backlog metrics for systems and services to manage its sales efforts.  Orders represent the value of contracts sold in a period excluding maintenance contracts and multi-year contracts that require fiscal funding.  Backlog represents the remaining value of orders that have yet to be recognized as revenue at a point in time.  Many orders received by the Company relate to long-term projects that require the Company to recognize revenue based on percentage of completion, product delivery, and/or acceptance.  Therefore, the time between order acceptance and complete revenue recognition can be as long as 12-24 months.  Increasingly, the Company is being asked by customers to integrate its products with third party products, or to add additional custom functionality.  The uncertainty in timing from backlog to revenue recognition may cause non-linear fluctuations or variations in revenue.  Orders for 2005 were $468.8 million reflecting an increase of 11% over orders in 2004.  Backlog increased to $245.5 million at December 31, 2005 compared to $202.2 million at December 31, 2004, reflecting a 21% increase.

Fluctuations of the U.S. dollar in international markets could have a significant impact on the Company's results of operations.  In 2005, the Company estimates that the weakening of the U.S. dollar in the Company's international markets, primarily in Europe, positively impacted revenue by approximately 0.6%, negatively impacted operating expenses by approximately 0.5%, and improved the Company's net income by approximately $0.03 per diluted share in comparison to 2004.  A strengthening U.S. dollar could materially adversely affect the Company's future results of operations.

In addition, the Company owns various IP as a result of its research and design efforts, much of which was retained from hardware operations previously exited by the Company.  The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  In order to protect shareholder interests, the Company has defended the value of its IP portfolio through licensing and litigation.  The Company may or may not elect to pursue additional IP litigation in the future.  In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with Hewlett-Packard Co.TM ("HP").  Under the terms of the agreement, HP paid Intergraph $141.1 million in cash.  The terms provided for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  The settlement with HP resolved all of the Company's outstanding patent litigation for the first time in over seven years.  In third quarter 2005, Intergraph announced a patent license agreement with Fujitsu.  Under the terms of the agreement, Fujitsu agreed to a one-time upfront royalty payment of $9.8 million and obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products. While IP enforcement is inherently uncertain, Intergraph will continue to consider various strategies to protect and defend the Company's IP.  For the year ended December 31, 2005, Intergraph reported $140.7 million of pre-tax intellectual property income, net of all fees and expenses.

On March 22, 2005, the Company repurchased approximately 5.4 million shares from Goldman, Sachs & Co. ("Goldman Sachs") in a private transaction in connection with an ASB program. The shares were repurchased for an upfront payment of approximately $150.3 million or $27.74 per share, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 through March 21, 2006. The Company's volume weighted average trading price has been approximately $41.10 per share from May 2, 2005 through March 3, 2006.  If the Company's share price continues to trade in the range of $36.00 to $39.00 per share throughout the remainder of the ASB period, then the volume weighted average trading price would be approximately $40.80 to $41.00 per share, and if Intergraph were to settle in cash, the Company would make an additional payment of approximately $70.5 to $72 million to Goldman Sachs, or if Intergraph were to settle in shares, it would issue approximately 1.8 to 2.0 million shares to Goldman Sachs. The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.

Financial Information About Segments

See Note 15 of Notes to Consolidated Financial Statements in this Form 10-K ("Notes to Consolidated Financial Statements") for financial information presented by segment.

Business Segments

The Company's current operations are divided into two business segments along with a Corporate oversight function ("Corporate").  The Company's business segments are PP&M and SG&I.  Each business is discussed in further detail below.  For additional information regarding the Company's business segments, including financial information for 2005, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 15 of Notes to Consolidated Financial Statements.

PP&M:  PP&M supplies software and services to the process, power, offshore petroleum, and marine industries, including shipbuilding.  The segment focuses on integrated lifecycle engineering software and services for design and information management, with an emphasis on engineering information, materials and procurement management, and the linkage of engineering and business systems.

For more than 25 years, engineering, procurement, and construction contractors and facility owner/operators have used PP&M's software and services to design, construct, operate, and maintain facilities for petrochemical, chemical, and pharmaceutical process manufacturing; food and beverage; marine oil and gas; nuclear, coal, and gas-fired power generation; pulp and paper; commercial shipbuilding; and mining industries.  PP&M software is used to design and build some of the world's critical infrastructure.  PP&M competes in the software market for plant creation, life cycle management, and operations and maintenance primarily against AVEVA Group plc ("AVEVA") and Bentley Systems, Inc. ("BSI") (an approximately 28% basic or 25% fully diluted, owned affiliate of the Company).  PP&M also competes against AVEVA in the offshore platform and shipbuilding software market.  Positive factors potentially affecting competition in 2006 include rising global demand for energy, the continued acceptance of SmartPlant®enterprise software, increased software lease revenue, and strong demand for SmartPlant® software for plant information management, instrumentation engineering, and materials and procurement management.  Potential negative factors include worldwide uncertainties arising from the sustainability of economic recovery and growth, as well as industry conditions affecting funding of customers' capital projects, such as fluctuations in energy and chemical prices.

The segment's most prominent brands include PDS™ (Plant Design System), SmartPlant®, MARIAN® and IntelliShip®.  SmartPlant® 3D Version 6 began shipping in July 2005, and new software releases continue to be delivered across the SmartPlant® enterprise suite, including releases for instrumentation, electrical, visualization, materials management, information management, and drawing generation applications.  Strategic acquisitions in 2005 included EYECAD 3D software from Asahi Kasei Engineering Corp., expanding PP&M's Asian market presence.  EYECAD 3D is the leading plant design solution among Japan's domestic engineering companies who have used EYECAD 3D to design over 1300 Japanese plants to date.  Additionally, in early 2006, Intergraph acquired Alias Ltd., a leading global provider of piping design automation software, including the popular ISOGEN® product.  Alias provides complementary critical piping technology and enhanced expertise in deliverables automation that will allow PP&M to continue delivering productivity improvements to its customers.  PP&M utilizes a direct sales distribution model complemented by distributors in certain geographic areas.

PP&M's business is not considered seasonal.  However, the second and fourth quarters historically tend to be higher revenue periods.  The Company expects to convert the majority of the segment's 2005 ending backlog to revenue during 2006.  This segment currently has no contracts with the U.S. Government, nor is it dependent on one or a few customers, the loss of which would have a material adverse effect on the division and potentially the Company as a whole.  PP&M does not have large working capital requirements, and does not carry significant inventory or provide extended payment terms on a standard basis.

SG&I:  Intergraph's SG&I division provides software and integration services to security, government, and infrastructure organizations around the world.  SG&I's geospatially-enabled software allows organizations to protect, manage, and analyze high-value assets, incidents, and infrastructure.  SG&I technology is focused on addressing the specific needs of four core industries: Federal, Military, & Intelligence; Public Safety & Government; Transportation and Commercial Photogrammetry; and Utilities & Communications.  SG&I's software is designed to create a common operational picture that enables organizations to capture, manage, analyze, integrate, and then act on unorganized and complex data.

For more than 25 years, SG&I has been a leading provider of mapping, geospatial information software and cartographic technology solutions.  An acknowledged pioneer in the industry, SG&I offers mapping and geospatial software, earth imaging data acquisition and production technology, and integration services to help solve the complex business challenges of its global customer base, often through a visual representation such as a digital map.  SG&I provides complete geospatial technology solutions for mobile resource management, geospatial intelligence, land information management, geospatial infrastructure management, earth imaging, geospatial resource management, cartographic production, and geospatial data management.  In particular, SG&I software and services address the increased need for geospatial analysis, moving beyond traditional mapping uses and into the essential workflows of its core industries including: global security and public safety agencies utilizing geospatial data for emergency response and crime analysis; government and intelligence agencies leveraging geospatial technology for change detection analysis of satellite imagery; state departments of transportation using geospatial analysis in intelligent transportation and traffic management for evacuation planning and preparation for natural disasters; and utility and communications companies utilizing geospatial technology for outage analysis over a certain time period to determine network design issues or weaknesses, as well as optimal allocation of field workforces.

SG&I solutions are based on its core geospatial technology, which includes the GeoMedia, I/CAD, G/Technology, Terrashare, and ImageScout software applications, as well as the Digital Mapping Camera and ImageStation products.  SG&I solutions are primarily deployed by global security and public safety agencies; local, regional, federal, and national governments; military and intelligence agencies; transportation and commercial remote sensing and photogrammetry organizations; and utilities and communications companies.  SG&I's primary competitors are AutoDesk, CompuDyne, Environmental Systems Research Institute ("ESRI"), GE Smallworld, Leica GeoSystems, Motorola, Northrop Grumman, and TriTech Software Systems.  Large system integrators, local software vendors, and services providers also compete and partner in various industries by offering customized solutions for specific customer requirements.

SG&I's strategy is to differentiate its solutions through its ability to fuse spatial and security technologies into its core markets.  For example, SG&I's Command and Control software is often the foundational software technology for the security systems of high-value assets and critical infrastructure in the global security, public safety, government, and transportation industries.  As the core technology for these security systems, Intergraph's software can link incident command, spatial awareness, intelligent video, employee identification, and a multiple number of sensors into a single system and can integrate with local, state, and federal levels of government to create interoperable, multi-agency, multi-jurisdictional security networks.  Through the integration of these systems, Intergraph delivers the much-needed common operational picture to the intelligence and first-responder communities that enables a faster and more accurate analysis and response to threats on high-value assets and critical infrastructure.

SG&I capitalizes on Intergraph's global presence and primarily utilizes a direct distribution model to deliver its geospatially-enabled technology solutions to customers in its core industries around the world.  This direct business model is complemented with a targeted indirect channel of distributors and business partner resellers in certain geographic regions.  Government agencies worldwide comprise a significant portion of SG&I's customer and revenue base.  Though not seasonal, purchases associated with these customers follow their individual funding authorizations, which can vary between different regions and countries around the world.  The U.S. Government is considered a significant and strategic customer for SG&I, with total U.S. Government revenue accounting for approximately 30% of the division's 2005 customer revenue (and 21% of the Company's consolidated revenue).  The Company believes its relationship with the federal government to be good.  While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination and/or non-renewal at the election of the government.  Any loss of a significant government contract could have an adverse impact on the segment and potentially the Company as a whole.

SG&I's primary revenue source is the sale of software and services.  SG&I orders tend to be long-term projects and therefore the division expects to complete substantially all of its 2005 ending backlog during 2006 and 2007.  While the SG&I division has a number of milestone payment schedules, it offers no standard extended payment terms.  Due to customer demand and interest, the Company also may be asked to develop customized functionality that may extend revenue recognition in accordance with United States generally accepted accounting principles ("GAAP").  The inventories of SG&I consist of deferred long-term project costs arising from percentage-of-completion contracts and component parts inventory for its earth imaging hardware products.  This inventory is purchased in accordance with sales and manufacturing forecasts, with some amount of spare parts for warranty and maintenance purposes.

Corporate:  The Corporate segment includes oversight activities associated with the offices of the Chief Executive Officer ("CEO"), Chief Operating Officer ("COO"), Chief Financial Officer ("CFO"), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors ("Board"), internal and external audit, global IT systems oversight and management, and other costs that are the direct result of Intergraph being a publicly held company.   It also includes Teranetix Europe (a provider of commercial repair and logistics services) and international hardware maintenance, which is a non-core business for the Company.

Product Development

The Company believes a strong commitment to ongoing product development is essential to success in the markets in which it competes.

Product development expenditures include all costs related to designing new or improving existing products.  During the year ended December 31, 2005, the Company expensed $59.7 million (10% of revenues) for product development activities compared to $58.8 million (11% of revenues) in 2004, and $59.0 million (11% of revenues) in 2003.  See MD&A and Note 1 of Notes to Consolidated Financial Statements for further discussion of product development expenses, including amounts capitalized and their recoverability.

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

Employees

At January 31, 2006, the Company had approximately 3,450 employees.  Of these, approximately 1,600 were employed outside the United States.  The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties.  Management of the Company believes relations with its employees to be good.

International Operations

International markets are important to each of the Company's operating segments.  Sales outside the United States represented approximately 51%, 50%, and 47% of total revenues in 2005, 2004, and 2003, respectively.  Europe and Asia Pacific represented approximately 31% and 11%, respectively, of total revenues in 2005, compared to 32% and 10%, respectively, in 2004, and 31% and 9%, respectively, in 2003.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, export control restrictions or enforcement, worldwide political conditions, currency exchange fluctuations, labor laws, and other factors.

Outside the United States, the Company's products are sold and supported through a combination of subsidiaries and distributorships.  At January 31, 2006, the Company had approximately 820 employees in Europe, 260 employees in the Asia Pacific region, 150 employees in Canada, and 370 employees in other international locations.

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's policy for managing the currency risks associated with its international operations.

For further discussion of the Company's international operations, see MD&A and Note 15 of Notes to Consolidated Financial Statements.

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time.  The SEC maintains an Internet site at www.sec.gov that contains the Company's reports, proxy and information statements, and other information filed electronically.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or online at www.sec.gov/info/edgar/prrrules.htm.  The Company's website address is www.intergraph.com.  Please note that these website addresses are provided as inactive textual references only.  The Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Failure to attract, train and retain skilled employees could adversely affect operating results.

             The availability of highly trained and skilled technical, professional and management personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, professional and management personnel is intense and competitors aggressively recruit key employees.  Because of increased competition for experienced personnel, particularly in highly specialized areas, it can be difficult to meet our employment needs in a timely manner.  Any failure to do so could have an adverse effect on our business.

             Additionally, many U.S. Government programs require contractors to have security clearances.  Security clearances can be difficult and time-consuming to obtain.  If our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts or decide not to renew them.  To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could adversely affect our business and results of operations.

Restructuring and cost reduction measures may fail to achieve anticipated results or cause undesirable consequences.

             Over the past several years, we have implemented restructuring plans and cost reduction measures, which have included, among other things, the sale of several non-core business units and assets, significant workforce reductions and consolidation of operations from four to two divisions.  Our cost reduction initiatives may also yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale.  As a result of these factors, our employees may seek alternate employment.  Attrition beyond our planned reduction in workforce could have a material adverse effect on our financial performance.

We depend on systems integrators for certain large projects.

             Large security projects often involve significant integration services beyond the scale and scope of that typically provided by Intergraph.  As a result, in order to be successful in the sales of our security and public safety products into these markets, we rely on large systems integrators to be the prime contractor to the customer, providing integration services for these large projects.  The inability to serve effectively and economically as a sub-contractor to large systems integrators could therefore limit our ability to grow our security systems revenue and may have a material adverse effect on our results of operations.

International business operations create additional operational and legal risk.

             We derived approximately 47%, 50%, and 51% of our total revenues from customers outside the United States in 2003, 2004 and 2005 respectively.  We anticipate that revenues from customers outside the United States will continue to account for a significant portion of our total revenues for the foreseeable future.  Our operations outside the United States are subject to additional risks, including:

      •      changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

      •      the imposition of tariffs;

      •      hyperinflation or economic or political instability in foreign countries;

      •      imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

      •      conducting business in places where business practices and customs are unfamiliar and unknown;

      •      the imposition of restrictive trade policies, including export restrictions;

      •      worldwide political conditions;

      •      the imposition of inconsistent laws or regulations;

      •      the imposition or increase of investment requirements and other restrictions by foreign governments;

      •      longer collection cycles for account receivables;

      •      uncertainties relating to foreign laws and legal proceedings;

      •      having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act;

      •      having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers;

Foreign currency fluctuations may affect financial results.

             Many of our transactions are denominated in foreign currencies and our foreign subsidiaries generally conduct business in foreign currencies.  As a result, we are exposed to fluctuations in exchange rates. Our risks include the possibility of significant changes in exchange rates and the imposition or modification of foreign exchange controls by either the U.S. or applicable foreign governments.  Although we do not currently hedge against movements in exchange rates for contracts denominated in foreign currencies, we may decide to do so at some point in the future.  Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.  Furthermore, we cannot be certain that a significant fluctuation in exchange rates will not have a significant adverse impact on our operating results.

One or more of our products could become obsolete and adversely impact operating results.

             Many of our products are sold in industries that demand advanced technologies.  Without timely introduction of new products and enhancements, our products could become technologically obsolete, in which case our revenue and operating results would suffer.  The success of our product offerings depend upon several factors, including our ability to:

      •      accurately anticipate customer needs;

      •      innovate and develop new technologies and applications; and

      •      successfully commercialize new technologies in a timely manner;

             If we fail at any or all of these, we may invest heavily in research and development of products that do not lead to significant revenues.

We may be unable to protect our products.

             We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, licenses, confidentiality agreements, and software security measures to protect our proprietary rights.  The steps we have taken to protect our proprietary rights may not be adequate to protect our technology from misappropriation or from independently developed competitive technologies that are substantially equivalent to our technology.  The misappropriation of our technology or development of competitive technologies could harm our business and could force us to incur substantial costs in protecting and enforcing our intellectual property rights.

There is a risk of violating the rights of others, which may prevent us from competing successfully.

             We may be sued for infringing the intellectual property rights of others, or may find it necessary to initiate a lawsuit seeking to prove that we do not infringe on the proprietary rights of others, or that such rights are invalid or unenforceable.  Intellectual property litigation is costly, and, even if successful, the cost of such litigation could affect the results of our operations.  Furthermore, litigation is time consuming and could divert management's attention and resources away from our business.  We may be found to infringe another's intellectual property rights and may have to pay damages, stop the infringing activity or obtain a license.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our software is complex and may contain undetected errors.

             Complex software products may contain undetected errors or "bugs."  Errors or "bugs" may not be detected until after the delivery of the software.  These errors could result in delayed market acceptance or claims against us by customers, which could lead to increased insurance costs.

Liability claims can result in significant expenses and damages.

             The sale and implementation of our software and services may entail the risk of product liability and other claims.  A failure of such software or services could result in significant claims against us for damages or for violations of environmental, safety and other laws and regulations.  Our agreements with our customers are generally designed to limit our exposure to potential product liability claims.  It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions.  A product liability claim in excess of our insurance coverage or claim that is outside or exceeds the indemnity protections in our agreements or a recall of one of our products would have to be paid out of our cash reserves and could harm our operating results or financial condition.  Some of our software must integrate with existing computer systems and software of our customers.  Some customers may have difficulty in implementing or be unable to integrate these products successfully.  As a result, customers may make claims against us relating to the functionality, performance, or implementation of our products.  Such claims may limit our ability to expand our revenues, harm our reputation, and result in customer unwillingness to pay the fees associated with these products and services.

Fixed price contracts may create risk of cost overruns.

             While firm, fixed price contracts allow us to benefit from cost savings and other efficiencies, they may also expose us to potential cost overruns.  If estimates used for calculating a contract price are incorrect, we can incur losses on those contracts.  Lower earnings caused by cost overruns could have an adverse effect on our financial results.

Inability to achieve or manage our growth could adversely affect future prospects and results of operations.

             We plan to further develop our existing lines of business in our current markets and to expand into new markets.  To do this, we will need to enhance our sales and operations, while managing the restructuring of legacy systems, products and organizations.  Our inability to manage and administer these requirements, as needed, may have an adverse effect on our business.

             We also expect to supplement our internal growth through acquisitions.  It is likely that some portion of our planned growth will continue to come from such transactions.  We evaluate potential acquisitions on an ongoing basis.  Our acquisitions pose many risks, including:

      •      we may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate the financial effect of acquisitions and investments on our business;

      •      future acquisitions may require us to issue capital stock or spend significant cash or may result in a decrease in our operating income or operating margins;

      •      we may have trouble integrating acquired businesses or retaining their personnel or customers;

      •      acquisitions may disrupt our business and distract our management from other responsibilities.

             We may not be able to continue to identify attractive acquisitions.  If our acquisitions or investments fail or perform poorly, our business could be adversely affected.

Increased financial expectations may not materialize.

             The charter of the U.S. Department of Homeland Security has created increased interest in our security and detection products; however, we are not certain whether the level of demand will continue to be as high as anticipated.  We do not know what solutions will be adopted as a result of public safety concerns, and whether our products will be a part of the solution.  These factors may adversely impact us and create unpredictability in revenues and operating results.

Events beyond our control may disrupt operations and harm operating results.

             Our business may be adversely affected by a war, terrorist attack, third party acts, natural disaster or other catastrophe.  A catastrophic event could have a direct negative impact on us, our customers, the financial markets or the overall economy.  It is impossible to fully anticipate and protect against all potential catastrophes.  A security breach, criminal act, military action, power or communication failure, flood, hurricane, severe storm or the like could lead to service interruptions, data losses for customers, disruptions to our operations, or damage to our facilities.  Any of these could have a material adverse effect on our business and financial results.  In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

Reputation and relationships with governmental entities can affect business operations, financial condition and operating results.

             We depend upon the U.S. Government as one of our customers and we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs.  Total revenue from the U.S. Government was approximately $137.1 million in 2003, $124.9 million in 2004 and $119.6 million in 2005, representing approximately 26% of total revenue in 2003, 23% of total revenue in 2004 and 21% of total revenue in 2005.  We expect to continue to derive a substantial portion of our revenues from work performed under Government contracts.  If our reputation or relationship with the U.S. Government, and in particular agencies of the Department of Defense (DoD) or the U.S. intelligence community, were negatively affected, or if we were suspended or debarred from contracting with government agencies or if the U.S. Government decreased the amount of business with us, our business, financial condition and operating results could be adversely affected.  The U.S. Government also has the right to modify, curtail or terminate the contracts and subcontracts at its convenience.  Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts could adversely affect our results of operations and financial condition.

Employee misconduct or our failure to comply with applicable laws or regulations may impact the ability to contract with the U.S. Government.

             Misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, environmental laws and any other applicable laws or regulations. Many of our products are used to manage and protect information relating to national security and other sensitive government functions.  A security breach in one of these systems could prevent us from having access to such critically sensitive systems.  Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act.  The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.  Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business.

Backlog may not be realized as revenue.

             Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of definitive contracts and task orders in effect as of the measurement date.  Backlog represents the portion of backlog for which funding currently is appropriated or otherwise authorized and is payable to us upon completion of a specified portion of work, less revenues previously recognized.  Certain orders may be cancelled by customers at their convenience. If we fail to realize revenue amounts included in our backlog, our operating results may be adversely affected.

Contractors or subcontractors who fail to satisfy their obligations to us or the customer can adversely impact our operating results and future business prospects.

             There is a risk that we may have disputes with our subcontractors about the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor's personnel.  Additionally, if any of our subcontractors fail to deliver and/or perform the agreed-upon products or services, our ability to fulfill our obligations as a prime contractor may be jeopardized.  Subcontractor performance could result in a customer terminating our contract for default.  A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

PP&M revenues include sales to customers in the chemical, petrochemical and petroleum industries, which can impair operating results in an economic downturn.

             A large percentage of our PP&M revenues are derived from companies in the chemicals, petrochemicals and petroleum industries.  Accordingly, our future success depends, in part, upon the continued demand from companies in these process-manufacturing industries.  The chemicals, petrochemicals and petroleum industries are cyclical and subject to fluctuations in the price of oil.  In the past, worldwide economic downturns and pricing pressures experienced by chemical, petrochemical and petroleum companies have led to consolidations and reorganizations.  Such downturns, pricing pressures and restructurings have caused delays and reductions in expenditures by many of these companies and reduced demand for our products and services.  A recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Long sales cycles make it difficult to predict quarterly revenue levels and operating results.

             The sales process for our solutions is lengthy and can exceed one year.  Accordingly, it is difficult to predict the timing of our revenues.  The delay of an order could cause our quarterly revenues to fall substantially below expectations. Moreover, should our customers desire to purchase integrated solutions in lieu of individual software products, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

We face aggressive competition.

             Our markets are highly competitive.  Our PP&M division competes in the plant creation, life cycle management, and operations and maintenance software.  Primary competitors are AVEVA and BSI (an approximately 28% basic or 25% fully diluted, owned affiliate of the Company).  Our SG&I division competes with ESRI in the geospatial industry and Motorola Integrated Solutions, Northrop Grumman, Compudyne, TriTech Software Systems, SunGard Data Systems, New World, Visionair, Interact, and Positron in providing software applications and systems integration services.  SG&I also competes with an estimated 3,000 companies in providing IT services to the U.S. Government.

             Some of our current competitors have significantly greater financial, marketing and other resources than we have.  In addition, many of our current competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products to the marketplace.  The entry of new competitors or alliances into our market could reduce our market share, require us to lower our prices, or both.  Many of these factors are outside our control, and we may not be able to maintain or enhance our competitive position against current and future competitors.

Risks Relating to Our Stock

Fluctuations in quarterly revenues, operating results and cash flow may cause the market price of our common stock to fall.

             Our revenues, operating results and cash flow have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

      •      our customers' purchasing patterns;

      •      the length of our sales cycle;

      •      changes in the mix of our license revenues and service revenues;

      •      the timing of introductions of new solutions and enhancements by us and our competitors;

      •      weakness in the first quarter of each fiscal year, primarily caused by a slowdown in business in some of our international markets;

      •      the timing of our investments in new product development;

      •      failure to estimate costs or control costs under firm fixed price contracts;

      •      expenses related to acquisitions, mergers or joint ventures;

      •      decisions by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts;

      •      instability in the United States and other financial markets and the ongoing and possible escalation of the war in Iraq, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

      •      a reduction of government funding or delay in the completion of the U.S. Government's budget process;

      •      changes in our operating expenses; and

      •      fluctuating economic conditions, particularly as they affect companies in the chemicals, petrochemicals and petroleum industries.

If, due to one or more of the foregoing factors or an unanticipated cause, our operating results fail to meet the expectations of public market analysts and investors in a future quarter, the market price of our common stock would likely decline.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

             Factors that could cause fluctuations in our stock price include, among other things:

      •      actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by us or financial analysts;

      •      changes in financial estimates by us, by investors or by any financial analysts who might cover our stock;

      •      our ability to meet the performance expectations of financial analysts or investors;

      •      changes in market valuations of other companies in our industry;

      •      general market and economic conditions;

      •      announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

      •      announcements of technological innovations or new products or services by us or our competitors;

      •      retention or departures of key personnel; and

      •      sales of our common stock, including sales by our directors, officers or principal stockholders.

Fluctuations caused by factors such as these may negatively affect the market price of our common stock.

Sales of a significant number of shares of our common stock by existing shareholders could cause the market price of our common stock to decline.

             If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.

Anti-takeover provisions in our stockholder rights plan and Delaware law could make a third party acquisition of us difficult.

             Our stockholder rights plan contains provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

The ultimate amount of cash payment or share settlement in connection with an ASB could materially impact our financial condition and results of operations.

             On March 22, 2005, the Company repurchased approximately 5.4 million shares from Goldman Sachs in a private transaction in connection with an ASB program. The shares were repurchased for an upfront payment of approximately $150.3 million or $27.74 per share, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 through March 21, 2006. The Company's volume weighted average trading price has been approximately $41.10 per share from May 2, 2005 through March 3, 2006.  If the Company's share price continues to trade in the range of $36.00 to $39.00 per share throughout the remainder of the ASB period, then the volume weighted average trading price would be approximately $40.80 to $41.00 per share, and if Intergraph were to settle in cash, the Company would make an additional payment of approximately $70.5 to $72 million to Goldman Sachs, or if Intergraph were to settle in shares, it would issue approximately 1.8 to 2.0 million shares to Goldman Sachs. The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.

ITEM 2.  PROPERTIES

The Company's corporate offices and primary product development centers are located in Huntsville, Alabama.  The Company's divisions have headquarters located within the Huntsville facilities, and also maintain sales, support, and research and development facilities throughout the world.  Outside of Huntsville, the Company owns office space in the United Kingdom and maintains sales and support facilities in major U.S. cities and other international locations through operating leases.  The Company considers some of its facilities to be in excess of its requirements and may lease or sell excess facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks.  The Company has sought to protect its IP by engaging in both licensing and litigation.  The Company continues to evaluate various strategies for the protection of its IP in the interest of its shareholders.  Such strategies, including litigation, are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the protection of the Company's IP could materially adversely affect the Company's financial condition, results of operations, or prospects.  The following is a discussion of the 2005 developments related to the Company's IP enforcement activities.

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

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI (a global software vendor providing architectural, engineering, and construction software solutions) seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed actions against the Company in Philadelphia, Pennsylvania, and Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter, BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in 2004, which ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  BSI appealed the court decision.  In June 2005, the Alabama Supreme Court reversed the trial court decision and remanded the case for retrial.  At this time, no new trial date has been set.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to the executive officers of the Company is set forth below.  Officers serve at the discretion of the Board.

Name	Age	Position	Officer Since
R. Halsey Wise	40	President, Chief Executive Officer, and Director	2003
Larry J. Laster	54	Senior Vice President, Treasurer, and Director	1987*
R. Reid French, Jr.	34	Executive Vice President and Chief Operating Officer	2003
Anthony Colaluca, Jr.	39	Executive Vice President and Chief Financial Officer	2005
Gerhard Sallinger	53	President, PP&M	2001
Benedict A. Eazzetta	43	President, SG&I	2002
David Vance Lucas	44	Vice President and General Counsel	2000
Larry T. Miles	45	Vice President, Corporate Controller, and Chief Accounting Officer	2001
__________________

*  Except for the period from February 1998 through August 2001

R. Halsey Wise joined the Company in July 2003 as President and CEO and was elected to the Board at that time.  Prior to joining Intergraph, he served as CEO, North America of Solution 6 Holdings, Ltd., the largest software company in Australia.  Mr. Wise served as President and CEO of Novient, Inc., a pioneer of internet software solutions for the professional services industry before it was acquired by Solution 6.  Prior to joining Novient, Mr. Wise was President and Chief Operating Officer of Computer Management Sciences, Inc. an IT services company that was later acquired by Computer Associates International, a management software company.  At Computer Associates, he was General Manager, North America for Global Professional Services.  Prior to that, Mr. Wise was an investment banker specializing in software and technology services with The Robinson-Humphrey Company.  Mr. Wise holds a Masters degree in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University and a BA degree from the University of Virginia.

Larry J. Laster joined the Company in 1981 and served as Executive Vice President and Chief Financial Officer from February 1987 through February 1998, at which time he resigned from the Company to serve as Chief Operating Officer of a privately owned company specializing in the development, sale, and support of business systems for the petroleum distribution and convenience store industries.  He rejoined the Company in June 1998 as Chief Financial Officer of Intergraph Public Safety.  In September 2001, Mr. Laster was elected Executive Vice President and Chief Financial Officer of Intergraph.  In January 2005, Mr. Laster announced his intention to resign as CFO as soon as a replacement was hired.  In October 2005, Mr. Laster resigned as CFO and was appointed Senior Vice President and Treasurer.  Mr. Laster is a member of the Board of Directors.  Mr. Laster holds a bachelor's degree in accounting and is a certified public accountant.

R. Reid French, Jr. joined the Company in October 2003 as Executive Vice President of Strategic Planning and Corporate Development.  In April 2005, Mr. French was appointed Chief Operating Officer.  Prior to joining Intergraph, Mr. French served as Chief Operating Officer, North America for Solution 6 Group, Ltd., Australia's largest software company, directing all regional operations including sales & marketing, product development, services and support.  Prior to Solution 6, Mr. French served as a strategic planner in the Business Planning & Development group for Walt Disney World, a business unit of The Walt Disney Company.  Prior to Disney, Mr. French worked in investment banking with The Robinson-Humphrey Company, managing various transactions within the technology sector.  Mr. French began his career as a Fellow of the Thomas J. Watson Foundation.  Mr. French holds an MBA degree from the Harvard Business School and a BA degree in economics from Davidson College.

Anthony Colaluca, Jr. joined the Company in October 2005 as Executive Vice President and Chief Financial Officer.  Prior to joining Intergraph, Mr. Colaluca served as Senior Vice President and Chief Financial Officer of Harland Financial Solutions, Inc., the software and services division of John H. Harland Company, from November 2003 through September 2005.  From August 2002 to October 2003, Mr. Colaluca served as Chief Financial Officer for Solution 6 North America, Inc.  Mr. Colaluca served as Chief Financial Officer, Treasurer and Secretary of Novient, Inc. from May 2000 through August 2002.  From September 1996 through April 1999, Mr. Colaluca was Vice President and Chief Financial Officer of Computer Management Sciences, Inc., a publicly traded IT services company that was later acquired by Computer Associates International, a management software company.  At Computer Associates, he was Vice President of Finance for the Global Professional Services division.  Mr. Colaluca began his career with KPMG L.L.P. in August 1989 and progressed to Senior Manager when he resigned in September 1996.  Mr. Colaluca received a degree in accounting and business administration from State University of New York at Albany and he is a certified public accountant.

Gerhard Sallinger joined the Company in 1985 as a district sales manager in Germany and since then held several positions in the area of sales management.  He was elected Vice President Europe of PP&M in 1999 and Executive Vice President Sales and Marketing of PP&M worldwide in 2001.  Mr. Sallinger was appointed President of PP&M in October 2001.  Mr. Sallinger holds a degree in chemical engineering from the University of Frankfurt.

Benedict A. Eazzetta joined the Company in 2001 as Director of Business Development for PP&M, and was later promoted to Chief Operating Officer and Executive Vice President of Sales, Marketing & Business Development for PP&M.  He was elected Executive Vice President of the Company and appointed as President of Intergraph Public Safety in 2004.  In April 2005, Mr. Eazzetta was appointed to Chief Operating Officer of SG&I and promoted to President of SG&I in January 2006.  Prior to joining Intergraph, Mr. Eazzetta was a co-founder and Vice President of Industria Solutions, an enterprise software company for procurement and materials management, where he managed business and software engineering operations.  His background includes 12 years with Exxon with extensive experience in plant economics improvement programs, technical initiatives and refinery operations.  Mr. Eazzetta holds a master's degree in nuclear engineering and a bachelor's degree in mechanical engineering from Georgia Institute of Technology.

David Vance Lucas joined the Company in 1994 as staff attorney responsible for corporate, commercial, and IP representation.  He was promoted to Senior Counsel in 1997, elected Vice President and General Counsel in 2000, and elected Secretary in 2002.  Prior to joining the Company, Mr. Lucas was a partner with the law firm of Johnson, Johnson & Moore.  He is admitted to practice before the United States Supreme Court, United States Court of Appeals for the Federal Circuit and the Eleventh Circuit, as well as both Federal and State Courts in Alabama and Texas.  Mr. Lucas holds a bachelor's degree in corporate finance and economics and a juris doctor in law from University of Alabama.

Larry T. Miles joined the Company in 1988 as a tax accountant, and since that time has held several positions in the finance and accounting areas.  He has served as Vice President of Finance since March 2001. He was elected Corporate Controller and Chief Accounting Officer in April 2004.  Before joining Intergraph, Mr. Miles worked in public accounting for six years.  He holds a bachelor's degree in accounting from University of Alabama and is a certified public accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The stock repurchase activity for the fourth quarter of 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

10/1/05 - 10/31/05	2,544	$45.65	2,544	$95,115
11/1/05 - 11/30/05	---	---	---	95,115
12/1/05 - 12/31/05	---	---	---	95,115

Total fourth quarter	2,544	$45.65	2,544	$95,115

(1) Average price includes transaction costs.

(2) Shares repurchased for October are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005 to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  The expiration date for this program is December 31, 2007.

On March 22, 2005, the Company repurchased 5.4 million shares from Goldman Sachs in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.3 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the initial purchase price per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, Goldman Sachs will pay the Company the difference.  This transaction was accounted for as an equity transaction and can be settled in either cash or stock, at the election of the Company's Board.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At March 3, 2006, the volume weighted average price pursuant to the terms of the ASB was approximately $41.10.  If the Company's share price continues to trade in the range of $36.00 to $39.00 per share throughout the remainder of the ASB period, then the volume weighted average trading price would be approximately $40.80 to $41.00 per share, and if Intergraph were to settle in cash, the Company would make an additional payment of approximately $70.5 to $72 million to Goldman Sachs, or if Intergraph were to settle in shares, it would issue approximately 1.8 to 2.0 million shares to Goldman Sachs. The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.  Also in March 2005, the Company's Board authorized $100.0 million to be used for open market repurchases.  The Company's stock repurchase program had $95.1 million remaining as of December 31, 2005 (subject to any ASB adjustments) that may be used for future repurchases of stock.  The termination date for the current stock repurchase program is December 31, 2007.

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock.  It is the present policy of the Company's Board not to declare or pay cash dividends on its common stock.

Price Range Of Common Stock

Since April 1981, Intergraph common stock has traded on NASDAQ under the symbol INGR.  As of January 31, 2006, there were 29,152,213 shares of common stock outstanding, held by 6,043 shareholders of record.  The following table sets forth, for the periods indicated, the high and low sale prices of the Company's common stock as reported on NASDAQ.

	2005		2004
Period	High	Low	High	Low

First Quarter	$30.51	$27.16	$25.66	$19.41
Second Quarter	34.69	28.66	25.98	23.55
Third Quarter	45.26	34.59	27.40	25.22
Fourth Quarter	51.47	43.19	28.12	24.50

ITEM 6.  SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

(in thousands except per share amounts)

Revenues	$576,825	$551,098	$526,003	$501,077	$532,061
Restructuring charges (credits)	11,680	826	3,952	2,106	(384)
Income from operations	31,932	34,094	13,368	14,431	12,093
Intellectual property income (expense), net	140,712	191,469	5,784	434,471	(4,006)
Gains on sales of assets	358	---	3,421	17,214	11,243
Net income	114,439	158,972	22,288	377,752	19,942
Net income per share:
Basic	3.85	4.54	0.49	7.87	0.40
Diluted	3.58	4.37	0.47	7.47	0.39
Working capital	334,742	369,089	290,330	520,728	177,638
Total assets	620,594	650,540	572,443	835,640	458,010
Total debt	771	1,188	---	169	3,733
Repurchase of treasury stock (1)	155,909	106,682	292,534	83,588	1,875
Shareholders' equity	418,862	449,262	378,935	621,710	295,213
Cash dividends per share (2)	---	---	---	---	---

(1) Includes shares acquired under the 2003 modified Dutch auction tender offer and the Company's stock repurchase plan.
(2) See Item 5 "Dividend Policy."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended, and Section 27A of the Securities Act of 1933, as amended, including, but not limited to, any projections or expectations regarding future results, including revenue, operating income levels, margins, cash flows, and settlement costs associated with the Company's ASB; expectations regarding future market conditions; and the Company's organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its divisions and business units; information regarding the development, timing of introduction, exportability, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations, and objectives of management for future operations.  Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in our efforts to improve our operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company's organizational realignment; expected costs to settle the Company's ASB; material changes with respect to our business, litigation, or the securities markets (including the market for Intergraph common stock and any adjustments relating to the ASB); risks associated with doing business internationally (including foreign currency fluctuations and export controls); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements, including reductions in funding or spending for, or scope of, government projects; ability to identify suitable sources of growth and to identify and execute upon suitable acquisition targets at reasonable prices; ability to improve margins; adverse trends in energy demand and prices; ability to attract or retain key personnel; the ability to access or deliver the technology necessary to compete in the markets served; potential obsolescence or exhaustion of the Company's IP rights, and changes in the market value of licensed products; the ability, timing, and costs to enforce and protect the Company's IP rights; risks associated with various ongoing litigation proceedings and other disputes; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to make any revision to any forward-looking statement or to update any such statement to reflect events or circumstances occurring after the date thereof.  Accordingly, the reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations primarily from net income plus non-cash charges included in net income and reductions in working capital requirements.  The Company uses cash from operations primarily for software development, capital expenditures, and any increases in working capital requirements.  The Company incurred capital expenditures in 2005 of $8.0 million and capital expenditures in 2004 and 2003 of approximately $6.9 million and $10.0 million, respectively. The Company expects that capital expenditures will range from $10 million to $11 million in 2006, primarily for the purchase of computer equipment, software, and facility improvements.  The Company expects to fund its capital expenditures from cash on hand.

At December 31, 2005, cash, cash equivalents, and short-term investments totaled $307.2 million compared to $292.4 million and $265.8 million at December 31, 2004 and 2003, respectively.  Operating cash flows for 2005 include $201.8 million provided by litigation, $22.0 million in litigation expenses, and $53.0 million of income tax payments.  The prominent items of financing activities in the Company's 2005 consolidated statement of cash flows include outlays of $4.5 million for the settlement of the first ASB from July 28, 2004 and $150.3 million for an ASB of 5.4 million shares on March 22, 2005.

The Company's 2004 operating cash flows include $195.2 million provided by litigation, $49.6 million in litigation expenses, and $79.3 million of income tax payments.  Investing and financing activities for 2004 include the receipt of $8.0 million from the BSI settlement and payments of $6.4 million for the repurchase of 250,000 shares of the Company's common stock, $100.2 million for an ASB of 3.8 million shares, $10.3 million for capitalized software, and $6.9 million for capital equipment.

The reduction in cash, cash equivalents, and short term investments in 2003 was due primarily to repurchases of 11.4 million shares of the Company's common stock for $290.7 million, including 10 million shares via a modified Dutch auction tender offer completed in December 2003, and $41.2 million of tax payments, primarily as a result of the Intel Corporation settlement and other IP litigation proceeds.  These decreases were offset by receipts of $28.0 million from IP litigation settlements, $12.4 million from the proceeds of the sale of Creative Technologies, Ltd. ("Creative") stock, and $13.9 million from the exercise of stock options and employee stock purchases.

Non-operating events that may require the use of cash include the Company's stock repurchase program.  The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005 to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  As of December 31, 2005, the Company's open market repurchase program had $95.1 million remaining (subject to any ASB adjustments) that can be used for future repurchases of stock.  The Company has repurchased approximately 25.8 million shares (including 10.0 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares and 5.4 million shares in connection with two separate ASBs) at a cost of $640.6 million since purchases in the share buyback program began in late 2001.  The Board also extended the termination date for the stock repurchase program from December 31, 2005 to December 31, 2007.

On July 28, 2004, the Company repurchased 3.8 million shares from Goldman Sachs in a private transaction in connection with an ASB at a price of $26.33 per share or an aggregate of $100.2 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from July 29, 2004 to April 29, 2005.   This ASB concluded as of April 29, 2005.   The forward rate for this ASB was $26.33 per share with 3.8 million shares indexed.  This contract was accounted for as an equity instrument with a settlement date of May 4, 2005.  On May 4, 2005, the settlement amount of $4.5 million was paid in cash to Goldman Sachs.

On March 22, 2005, the Company repurchased 5.4 million shares of its common stock from Goldman Sachs in a private transaction in connection with an ASB at a price of $27.74 per share or an aggregate of $150.3 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005, to March 21, 2006.  If the volume weighted average stock price over the contract period exceeds the forward rate of $27.74 per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, Goldman Sachs will pay the Company the difference.  This transaction was accounted for as an equity transaction and the make up payment can be settled in either cash or stock, at the election of the Company's Board.  The maximum number of shares that could be required to be issued to net share settle the ASB is fixed at five million shares.  At March 3, 2006, the volume weighted average price pursuant to the terms of the ASB was approximately $41.10.  If the Company's share price continues to trade in the range of $36.00 to $39.00 per share throughout the remainder of the ASB period, then the volume weighted average trading price would be approximately $40.80 to $41.00 per share, and if Intergraph were to settle in cash, the Company would make an additional payment of approximately $70.5 to $72 million to Goldman Sachs, or if Intergraph were to settle in shares, it would issue approximately 1.8 to 2.0 million shares to Goldman Sachs.  The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.

At December 31, 2005, the Company had debt of $771,000.  This debt is primarily made up of a capital lease obligation ($766,000). The initial term expired in October 2005 and was automatically renewed for twelve months.  The lease will automatically renew for five additional twelve-month periods although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety-day notice and have no further obligations under the lease agreement.  Since the debt at December 31, 2005 was mainly a capital lease obligation, market risk of future increase in interest rates was not considered material.

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004 to $6.0 million secured by $8.2 million of interest-bearing securities.  On June 15, 2005, the Company increased its line of credit from $6.0 million to $7.5 million (secured by interest-bearing securities).  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.0 million at December 31, 2005 and $6.1 million at February 28, 2006, secured by $8.2 million and $8.3 million in securities, respectively.

The Company's average collection period in 2005 for accounts receivable net of deferred revenue was approximately 62 days, relatively flat with the prior year.  Approximately 72% of the Company's 2005 revenues were derived from international customers and the U.S. Government, both of which traditionally have longer collection periods.  Total U.S. Government accounts receivable were $28.4 million at December 31, 2005 (compared with $22.6 million at December 31, 2004).  The Company endeavors to enforce its payment terms with these and other customers and grants extended payment terms only in very limited circumstances.

The Company believes that the combination of existing cash balances and cash flow from operations will exceed cash requirements for operations for 2006.

RESULTS OF OPERATIONS

The following financial data sets forth the results of operations of the Company for each year in the three-year period ended December 31, 2005.

	2005	2004	2003

(in thousands)

Revenues	$576,825	$551,098	$526,003
Cost of revenues	285,018	275,334	274,057

Gross profit	291,807	275,764	251,946

Operating expenses without restructuring charges	248,195	240,844	234,626
Restructuring charges	11,680	826	3,952

Total operating expenses	259,875	241,670	238,578

Income from operations	31,932	34,094	13,368

Intellectual property income, net	140,712	191,469	5,784
Gains on sales of assets	358	---	3,421
Interest income	8,083	4,325	6,588
Other income (expense), net	954	4,034	(2,128)

Income before income taxes	182,039	233,922	27,033
Income tax expense	(67,600)	(74,950)	(4,745)

Net income	$114,439	$158,972	$ 22,288

REVENUES

Total revenue for 2005 was $576.8 million, up 5% from 2004, after increasing 5% in 2004 from 2003.

Sales outside the United States represented approximately 51% of total revenues in 2005, compared to 50% in 2004 and 47% in 2003.  European sales were $178.2 million in 2005 (31% of total revenues), $177.1 million in 2004 (32% of total revenues), and $160.6 million in 2003 (31% of total revenues).  The increase in sales in Europe for 2004 is primarily due to the weakening U.S. dollar against European currencies for $15.6 million.  Sales in Asia were $66.2 million in 2005 (11% of total revenues), $56.0 million in 2004 (10% of total revenues), and $46.5 million in 2003 (9% of total revenues).  The increase in 2005 revenues includes $4.7 million for digital mapping camera sales, new products and projects in the PP&M and SG&I business units for $2.0 million and $1.2 million, respectively, and the weakening U.S. dollar against Asian currencies for $1.3 million.  The 2004 increase is due to the weakening U.S. dollar against Asian currencies, $2.8 million for progress on long-term projects in the SG&I division, $2.2 million for new business in the Philippines and Japan, and $1.8 million for sales of digital mapping cameras.  Revenues in 2005 for other international subsidiaries were $50.3 million (9% of total revenues), $44.1 million in 2004 (8% of total revenues), and $42.1 million in 2003 (8% of total revenues).  Revenues in 2005 for other international subsidiaries increased due to new business in the PP&M and SG&I business units for $4.7 million and $755,000, respectively, and a weaker U.S. dollar against foreign currencies for $1.8 million.  Revenue in 2004 for other international subsidiaries increased primarily due to a weaker U.S. dollar against the Canadian dollar for $1.5 million.

Total revenue from the U.S. Government was approximately $119.6 million in 2005, $124.9 million in 2004, and $137.1 million in 2003, representing approximately 21% of total revenue in 2005, 23% of total revenue in 2004, and 26% of total revenue in 2003.  These revenues are attributed to the SG&I division.  The Company sells to the U.S. Government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.  Approximately 78% of the Company's 2005 federal government revenue was earned under long-term contracts.  The Company believes its relationship with the federal government to be good.  While it is anticipated that these contracts will remain in effect through their stated expiration, the contracts are subject to termination at the election of the government.  Any loss of a significant government contract could have an adverse impact on the results of operations of SG&I and the Company as a whole.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenue, consisting of revenues earned from product sales, projects, and fixed-term and perpetual software license and lease agreements, was $297.9 million in 2005, an increase of 4% from 2004 revenue of $287.2 million, after decreasing 3% in 2004 from 2003 revenue of $296.9 million.  Revenues for 2005 increased $6.6 million in the PP&M division primarily due to increased sales of existing products and adoption of new products.   In addition, the increase in revenues for 2005 includes $9.6 million in the SG&I division for software and hardware sales, offset by a decrease of $4.8 million for the completion of a large mapping contract.  The decrease in 2004 includes $13.4 million for the completion of a large U.S Government contract in the SG&I business segment and $4.8 million in revenue declines for certain utilities industry projects within the SG&I business segment, offset by $8.7 million for the weakening U.S. dollar.

Maintenance:  Maintenance revenue, consisting of revenue from support services, including telephone support, software program fixes, and rights to unspecified product upgrades and enhancements, was $151.4 million for 2005, an increase of 9% from 2004 revenue of $138.8 million, after increasing 6% in 2004 from 2003 revenue of $131.1 million.  Revenue in 2005 increased $6.1 million and $7.0 million for software maintenance revenues in the PP&M and SG&I business units, respectively, and $1.5 million from a weaker U.S. dollar, offset by a $3.3 million decline in hardware maintenance revenues.  The increase for 2004 includes the result of the weakening U.S. dollar for $6.3 million and an increase in software maintenance revenue of $9.0 million, offset by a decline in hardware maintenance revenue of $5.5 million and a decline of $1.1 million related to non-renewed contracts for older software.

Services:  Services revenue, consisting of revenues from implementation, consulting services, and training, was $127.6 million in 2005, an increase of 2% over 2004 revenue of $125.1 million, after increasing 28% in 2004 from 2003 revenue of $98.0 million.  Revenue in 2005 increased $16.5 million in the SG&I division for new contracts with various U.S. Government customers, $5.5 million in the PP&M division for service sales related to new product offerings, $2.0 million for increased project work in the utilities industry included in the SG&I division, $1.6 million from the acquisition of new businesses by PP&M, and $1.0 million from a weakening of the U.S. dollar, offset by decreases of $17.1 million for the completion of a large, long-term U.S. Government contract, $3.8 million from the 2004 Corporate sale of the U.S. operations of Teranetix, and $3.7 million for completed contracts in the European region of SG&I.  The 2004 increase includes new U.S. Government contracts for $10.4 million as well as progress on a large U.S. Government project that began mid-2003 in the SG&I business segment for $9.3 million and the weakening U.S. dollar for $4.9 million.

GROSS MARGIN

The Company's total gross margin percentage on revenue was 51% in 2005, compared to 50% in 2004, and 48% in 2003.

Systems:   Margin on systems revenue was 50% in 2005, 51% in 2004, and 49% in 2003.  The decline in margin for the year includes a higher mix of hardware and systems service sales and a reduction in gross margins on U.S. Government contracts in the SG&I division.  The improvement in margin for 2004 was the result of the completion of a large, lower margin, mapping contract for the SG&I business segment as well as a reduction in the use of third party labor resources on newer contracts in the SG&I business segment.  In general, the Company believes its systems margins are improved by higher software and less third party content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Systems margins are lowered by price competition, a higher services and third party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Margin on maintenance revenue was 73% in 2005, 69% in 2004, and 63% in 2003.  The continuing improvement in margins over the past three years is the result of an increase in software maintenance contracts, including new and existing customers, and a decrease in hardware maintenance contracts.  Additionally, improved maintenance margin is accomplished by leveraging higher maintenance revenue with lower maintenance cost of sales due to lower third party costs across a relatively fixed cost base.

Services:  Margin on services revenue was 27% in 2005, 28% in 2004, and 25% in 2003.  The decline in 2005 services margin includes the negotiated settlement of a large U.S. Government contract for SG&I, offset by fewer low margin European contracts in SG&I.  The improvement in services margin for 2004 includes less third party elements on the large U.S. Government contract mentioned above, higher employee utilization rates on newer contracts in the SG&I business segment, and lower costs in the SG&I business segment as a result of 2003 restructuring.  Significant fluctuations in services revenues and margins from period to period are not unusual and can be caused by new or completed large orders, delayed progress on existing projects, and employee utilization rates.

OPERATING EXPENSES

Operating expenses, including restructuring charges, of $259.9 million, increased 8% for 2005 as compared to 2004 expenses of $241.7 million, after increasing 1% in 2004 from 2003 expenses of $238.6 million.

Product Development Expense:  Product development expense for 2005 was $59.7 million, up 1% from 2004 level of $58.8 million, which was flat with 2003.  The increase in 2005 includes a decrease of $690,000 in expenses eligible for capitalization under Statement of Financial Accounting Standards ("SFAS") 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", an increase of $584,000 resulting from business acquisitions, and an increase of $348,000 in development efforts in the SG&I division, offset by a decrease of $1.4 million for restructuring cost savings.  In 2004, the Company achieved cost savings of $1.9 million due to prior and current year restructurings offset by an increase of $992,000 for a weaker U.S. dollar against foreign currencies.

The Company capitalizes certain development costs incurred after the technological feasibility of new software products has been established, including the cost of certification of significant software product enhancements and the cost of training material development, and amortizes those costs on a straight-line basis (which exceeds the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for each product) once revenues begin to be generated by these products.  Though the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition, or that product lives will be reduced due to shorter product cycles.  Should these events occur, the carrying amount of capitalized development costs would be reduced, producing adverse effects on the Company's systems margin and results of operations (see Note 1 of Notes to Consolidated Financial Statements).

The Company currently has many ongoing projects relating to the development of new products and the enhancement of existing products.  The ultimate timing and impact of certain of these projects on the Company's results of operations and financial condition cannot be accurately predicted.  Some of the Company's significant product developments include software for engineering information management, intelligent piping and instrumentation diagrams, 3D visualization, enterprise information access and reports, and 2D computer-aided dispatch ("CAD"); new technology for the earth-imaging industry, including new digital products for photogrammetry, airborne reconnaissance, aerial mapping, and image distribution; and new platforms with enhanced capabilities for current CAD and records management systems.  For the significant ongoing products, costs incurred over the past three years totaled $69.7 million.  The Company will continue its efforts to enhance the functionality of these and other products to meet the challenges of industries characterized by intense competition and rapidly changing technologies.

Sales and Marketing Expense:  Sales and marketing expense for 2005 was $123.3 million, an increase of 9% over 2004 expense of $113.3 million, after increasing 12% from 2003 expense of $101.3 million.  The increase in 2005 includes $6.7 million for the realignment of the Company's organizational structure, $3.0 million in commissions related to an increase in revenues, an  $832,000 increase from a weakening U.S. dollar against foreign currencies, $798,000 from business acquisitions in the PP&M division, and $650,000 in third party marketing costs, offset by cost savings from restructuring of $2.4 million.  The weaker U.S. dollar in 2004 contributed $5.0 million to the 2004 increase, along with an increase of $2.5 million resulting from an expansion of marketing efforts in an effort to grow orders and increase future revenue in the SG&I division, an increase of $1.5 million in Corporate marketing, an increase of $1.5 million for costs resulting from the acquisition of new businesses, and an increase in trade show expense of $791,000, offset by $1.8 million in cost savings from prior year restructuring in the Corporate and SG&I business segments.

General and Administrative Expense:  General and administrative expense for 2005 of $65.2 million decreased 5% from 2004 expense of $68.8 million.  The decrease in 2005 includes cost savings from restructuring of $2.1 million, a decrease of $1.8 million from the Company's organizational realignment as roles shifted from administrative to selling and marketing efforts, a decrease in legal fees of $869,000, mostly related to BSI litigation; and a decrease in audit fees of approximately $1.0 million, offset by an increase of $1.4 million in restricted stock amortization and higher bad debt expense of $650,000.  General and administrative expense for 2004 decreased 8% from 2003 expense of $74.3 million.  The decrease in 2004 reflects $2.6 million relating to headcount reductions in the Corporate and SG&I business segments, lower bad debt expense of $2.2 million, a $2.0 million decrease in legal fees, mostly related to BSI litigation, and a reduction in office equipment rentals of $946,000 related to 2003 restructurings.  These decreases were offset in part by an increase in costs associated with Sarbanes-Oxley compliance of $3.8 million and the impact of the weakening of the U.S. dollar for approximately $2.3 million.

Restructuring Charges:  Restructuring charges for 2005 were $11.7 million, of which $1.7 million was related to an effort to align costs with revenues in SG&I and Corporate, and $10.0 million was related to the Company's Reorganization announced in April 2005 related to the realignment of its organizational structure and streamlining of global operations.  In first quarter 2004, the Company recorded $826,000 in restructuring charges primarily in its PP&M business segment in an effort to realign costs with revenues.  In 2003, the Company recorded $4.0 million in restructuring charges in an effort to align costs with revenues in the Corporate and SG&I business segments.  See Note 10 of Notes to Consolidated Financial Statements for details of the Company's restructuring charges and activities.

NON-OPERATING INCOME (EXPENSE)

Intellectual Property:  "Intellectual property income, net" in the consolidated statements of income consists of income resulting from settlements of infringement claims and licensing of the Company's IP, net of legal fees and other expenses associated with maintaining and defending the Company's IP.  Income and expenses associated with the IP division, including related legal expenses, are classified and reported in this section of the consolidated statements of income in order to more clearly show the operating results of the Company's business units.

In 2005, the Company recorded income of $157.3 million due to settlements and royalties from HP, Fujitsu, Advanced Micro Devices ("AMD"), and Gateway.  For the twelve months ended December 31, 2005, $16.6 million in legal fees and other related expenses associated with protecting and licensing the Company's IP were netted against this income.

During 2004, the Company had income of $245.0 million from settlements with Intel, Gateway, and AMD, as well as royalties of $574,000 from Gateway.  Expenses associated with IP litigation were $54.1 million for the year.

In 2003, the Company recorded $18.0 million in income from its settlement with Texas Instruments Incorporated and $10.0 million from International Business Machines Corporation for future royalties in a full cross-licensing agreement.  Associated expenses were $22.2 million for the year.

As a technology company, Intergraph will continue to consider various licensing and litigation strategies to protect and defend its IP.  However, IP enforcement and any potential litigation are inherently uncertain.  See Item 3. Legal Proceedings for further information on the Company's IP protection efforts.

Gains on Sales of Assets:  "Gains on sales of assets" in the consolidated statements of income and cash flows consists of the net gains and losses recognized by the Company on sales of various non-core subsidiaries, divisions, and product lines; long-term investments; and real estate.  See Notes 16 and 17 of Notes to Consolidated Financial Statements for details of the Company's acquisitions and divestitures during the three-year period ended December 31, 2005.

In December 2005, the Company recognized a gain of $358,000 on the sale of its remaining shares of TM Property Services Ltd.  There were no gains recognized during 2004.  In 2003, the Company reported a net gain of approximately $1.1 million from the March 2003 sale of aeronautical IP assets to Ingegneria Dei Sistemi S.p.A. in Rome, Italy.  In July 2003, the Company recognized a gain of $1.8 million for the sale of its remaining 1.5 million shares of Creative stock.  In December 2003, the Company also recognized a gain of $470,000 on the sale of 383 acres of unoccupied land adjacent to its Huntsville headquarters.

Interest Income:  "Interest income" in the consolidated statements of income consists primarily of interest income earned from invested cash, cash equivalents, and short-term investments.  Interest income for 2005 was $8.1 million, for 2004 was $4.3 million, and for 2003 was $6.6 million.  The increase in interest income for 2005 was due primarily to an increase in interest rates on invested cash, cash equivalents, and short-term investments.  The decrease in interest income for 2004 was primarily due to a decrease in invested cash, cash equivalents, and short-term investments due to a modified Dutch auction tender offer in the fourth quarter of 2003 and the ASB in 2004.

Other:  "Other income (expense), net" in the consolidated statements of income consists primarily of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In 2005, this amount included foreign currency exchange gain of $575,000, building rental income, net of expenses, of $1.1 million, expense for contingency reserve for the impairment of Teranetix Europe of $502,000, and interest expense of $144,000.  In 2004, this amount included foreign currency exchange gain of $3.3 million, recognition of the deferred portion of gain on the sale of a building in Europe of $692,000, building rental income, net of expenses, of $559,000, loss on the BSI judgment of $354,000, and interest expense of $251,000.  See Item 7A. "Impact of Currency Fluctuations and Currency Risk".

INCOME TAXES

The Company earned pretax income of $182.0 million in 2005, compared to $233.9 million in 2004 and $27.0 million in 2003. Income tax expense in 2005 was primarily attributable to taxes on patent litigation income, income from U.S. operations, international earnings repatriated under the Jobs Creation Act of 2004, and individually profitable international subsidiaries, partially offset by the release of valuation allowances on international deferred tax assets.  Income tax expense in 2004 was attributable to taxes on patent litigation income, U.S. operations, and individually profitable international subsidiaries, partially offset by the release of valuation allowances on the deferred tax assets of certain international subsidiaries, and favorable audit settlements with the Internal Revenue Service ("IRS").  Income tax expense in 2003 resulted from taxes on individually profitable subsidiaries and patent litigation income, partially offset by a favorable audit settlement with the IRS.

The Company must continually assess the likelihood that it will be able to realize deferred tax assets.  If realization becomes unlikely, the Company would increase its income tax expense by recording a valuation allowance against the deferred tax assets.  If the Company determines that deferred tax assets are likely to be realized on which valuation allowances have been previously recorded, the Company would decrease its income tax expense in the period in which the determination is made. Accordingly, in 2005, the Company had increases in valuation allowances of certain foreign subsidiaries totaling $3.8 million and releases of valuation allowances of certain foreign subsidiaries totaling $5.9 million, for a net decrease of $2.1 million in tax expense.  In 2004, the Company released valuation allowances of certain foreign subsidiaries totaling $3.9 million.

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

Note 11 of Notes to Consolidated Financial Statements contains a reconciliation of statutory income tax expense to actual income tax expense for each year in the three-year period ended December 31, 2005, and includes further details of the Company's tax position, including net income and tax credit and net operating loss carryforwards.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See Item 3 "Legal Proceedings" and Note 18 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

RESULTS BY OPERATING SEGMENT

In 2005, PP&M earned operating income of $34.1 million on revenue of $168.4 million, compared to 2004 operating income of $21.9 million on revenue of $147.0 million, and operating income of $14.8 million on revenue of $131.6 million in 2003.  The 15% increase in revenue in 2005 was primarily due to growth of Intergraph's core plant design software, the adoption of its new SmartPlant Enterprise product suite, and increases in maintenance and services revenue generated by these new product sales.  The 12% increase in revenue in 2004 was due to customer adoption of SmartPlant and information management technology, the increasing maintenance and services revenue on these new products, and the weakening of the U.S. dollar against foreign currencies.  PP&M's total gross margin improved from 70% in 2004 to 72% in 2005 and from 69% in 2003 to 70% in 2004.  The increase in 2005 gross margin was primarily attributable to lower amortization expense due to two large capitalized software assets becoming fully amortized.  The increase in the 2004 gross margin was primarily due to the adoption of SmartPlant, continued improvement of maintenance margins, and the weakening of the U.S. dollar against foreign currencies.  Operating expenses increased 8% in 2005 primarily due to increased sales and marketing expenses related to 15% growth in revenue and additional sales representatives combined with increases in research and development expenses related to business acquisitions and general and administrative costs.  In 2004, operating expenses increased 6% due to higher costs primarily resulting from increases in headcount related to acquisitions, restructuring costs, and the weakening of the U.S. dollar against foreign currencies.

In 2005, SG&I earned operating income of $18.6 million on revenue of $408.8 million, compared to 2004 operating income of $33.8 million on revenue of $399.5 million, and 2003 operating income of $26.3 million on revenue of $390.9 million.  The 2% increase in revenue in 2005 was primarily the result of increased digital mapping camera sales and increased software sales and related maintenance.  The 2% increase in revenue in 2004 was primarily due to the weakening of the U.S. dollar against foreign currencies, new U.S. Government contracts, and progress on a large U.S. Government project that began mid-2003.  SG&I's total gross margin was 42% in 2005, 43% in 2004, and 42% in 2003.  Operating expenses increased 9% in 2005 primarily due to $10.0 million in restructuring charges combined with an increase in sales and marketing expenses partially offset by a decrease in general and administrative costs.  In 2004, operating expenses remained relatively flat with only a 1% increase as compared to 2003.

In 2005, Corporate incurred an operating loss of $20.8 million on revenue of $5.9 million, compared to a 2004 operating loss of $21.6 million on revenue of $10.6 million, and a 2003 operating loss of $27.7 million on revenue of $12.7 million.  The decline in total revenue was due to diminishing international hardware maintenance as a result of the Company's exit from the hardware business combined with the sale of the U.S. logistics business in 2004.  Operating expenses for 2005 decreased 3% due to lower general and administrative costs partially offset by increased restructuring costs.  Operating expenses for 2004 decreased 13% as a result of the reduction in restructuring costs, decreases in legal fees related to BSI, less bad debt expense, and cost savings related to the prior year restructuring, partially offset by increases in Sarbanes-Oxley related accounting and auditing fees and Corporate marketing.

See Note 15 of Notes to Consolidated Financial Statements for further explanation and details of the Company's segment reporting.

CONTRACTUAL OBLIGATIONS

The following is a summary of certain of the Company's obligations and commitments as of December 31, 2005:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

(in thousands)

Capital Lease Obligations (1)	$ 807	$ 482	$ 325	$ ---	$ ---
Operating Lease Obligations	49,905	11,057	13,586	4,449	20,813
Purchase Obligations	2,616	1,575	696	148	197
Other Noncurrent Liabilities	211	72	139	---	---

Total	$53,539	$13,186	$14,746	$4,597	$21,010

(1) Amounts include principal and interest obligations.

The Company believes that the combination of existing cash balances and cash flow from operations will exceed cash requirements for operations for 2006.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements.  The preparation of financial statements in conformity with GAAP requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements.  As a result, there is some risk that reported financial results could have been different had other methods, assumptions, and estimates been used.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity in preparing its consolidated financial statements.

Revenue Recognition:  The Company accounts for sales arrangements that include software in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The application of SOP No. 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE of fair value for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue.

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

SG&I derives a significant portion of revenue from contracts accounted for by the percentage-of-completion method with contractual terms generally fixed.  The Company regularly reviews its progress on these contracts and reviews the estimated costs of fulfilling its obligations.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage these contracts properly within the planned periods of time or satisfy its obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized.  Any resulting reductions in revenues, margins, or contract losses could be material to the Company's results of operations.

Maintenance and services are provided on both an as-needed and long-term basis.  Maintenance and services provided outside of a maintenance contract are on an as-requested basis and revenue is recognized as the services are provided.  Revenue for maintenance and services provided on a long-term basis is recognized ratably over the terms of the contract.

Professional services revenue includes fee-based implementation and consulting services.  These services are often billed on a time-and-materials basis.  The Company recognizes such professional services revenue as related services are rendered.

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

Capitalized Software:  The Company capitalizes certain product development costs incurred after the technological feasibility of new software products has been established and amortizes these costs on a straight-line basis (which exceeds the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for each product) once revenues begin to be generated by these products.  The Company also capitalizes the cost of certification of significant software product enhancements and the cost of training material development.  These costs are also amortized on a straight-line basis (which exceeds the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for each product) once revenues begin to be generated by these products.  Though the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition, or that products will have shorter lives.  Should these events occur, the carrying amount of capitalized development costs would be reduced, producing adverse effects on the Company's systems margin and results of operations.  The Company routinely assesses projects in process and associated costs capitalized for any net realizable value concerns.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 1, 2006 to adopt SFAS 123(R).  The Company adopted SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) is expected to reduce the Company's income from operations and net income by an estimated $1.0 million and $600,000, respectively, in 2006.

In March 2005, FASB issued Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143.  FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption allowed.  The adoption of FIN No. 47 by the Company has not had a material impact on the Company's consolidated results of operations or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Currency Fluctuations and Currency Risk

International markets are important to the Company.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policy restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.

Fluctuations in the value of the U.S. dollar in international markets can have a significant positive or negative impact on the Company's results of operations.  For 2005, approximately 51% of the Company's revenue was derived from customers outside the United States, primarily through subsidiary operations.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A stronger U.S. dollar will decrease the level of reported U.S. dollar orders and revenue, decrease the U.S. dollar gross margin, and decrease reported U.S. dollar operating expenses of the international subsidiaries.  A weaker U.S. dollar will have the opposite impact.  The Company estimates that the weakening of the U.S. dollar in its international markets improved its results of operations by approximately $0.03 per diluted share in 2005.  The Company estimated that the weakening of the U.S. dollar positively impacted its results of operations by approximately $0.10 per diluted share in 2004 and $0.15 per diluted share in 2003.

The Company estimates that the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the foreign currencies in which the Company's sales are denominated would result in a decrease in earnings of approximately $5.8 million for the year ended December 31, 2005.  Likewise, the Company estimates a uniform 10% weakening in the value of the U.S. dollar would result in increased earnings of approximately $7.1 million.  This estimate assumes that each exchange rate would change in the same direction relative to the U.S. dollar.  In addition to the direct effects of changes in exchange rates, exchange rate fluctuations may also affect the volume of sales and foreign currency sales prices.  The Company's estimation of the effects of changes in foreign currency exchange rates does not consider potential changes in sales levels or local currency prices.  See Note 15 of Notes to Consolidated Financial Statements for a summary of the Company's revenues by geographic area.

The Company estimates that a uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which such intercompany receivables and loans are denominated at December 31, 2005 would not result in a significant loss or improvement in earnings.  This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe, Asia, and Canada.  Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's policy for managing the currency risks associated with its international operations.

The Company recorded net foreign exchange gains of $575,000 and $3.3 million in 2005 and 2004, respectively, compared to a net foreign exchange loss of $1.4 million in 2003.  At December 31, 2005, the Company had no forward exchange contracts outstanding.

See Notes 1 and 6 of Notes to Consolidated Financial Statements for further information related to management of currency risk.

Impact of Interest Rates on Investment Earnings

The Company's cash, cash equivalents, and short-term investments are generally invested in highly liquid, interest-bearing securities, which may include time deposits, money market funds, commercial paper, preferred stock, and government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that earnings could be affected by approximately $0.03 per diluted share on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

(in thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$ 218,897	$ 224,978
Short-term investments	88,280	67,457
Accounts receivable, net	158,295	155,160
Inventories, net	23,467	22,253
Receivables from IP-related litigation	5,805	50,409
Other current assets	34,024	33,641

Total current assets	528,768	553,898
Investments in affiliates	9,375	9,499
Capitalized software development costs, net	23,482	26,201
Other assets, net	9,890	10,314
Property, plant, and equipment, net	49,079	50,628

Total Assets	$ 620,594	$ 650,540

Liabilities and Shareholders' Equity
Trade accounts payable	$ 17,172	$ 20,915
Accrued compensation	38,518	40,142
Other accrued expenses	41,290	42,495
Deferred revenue	58,489	58,263
Income taxes payable	38,104	22,680
Short-term debt	453	314

Total current liabilities	194,026	184,809

Deferred income taxes	7,177	15,320
Long-term debt	318	874
Other noncurrent liabilities	211	275

Total noncurrent liabilities	7,706	16,469

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	191,275	195,709
Deferred compensation	(13,462)	(6,054)
Retained earnings	881,719	767,280
Accumulated other comprehensive income	8,651	18,341

	1,073,919	981,012
Less - cost of treasury shares (28,250,554 at December 31, 2005 and 24,248,359 at December 31, 2004)	(655,057)	(531,750)

Total shareholders' equity	418,862	449,262

Total Liabilities and Shareholders' Equity	$ 620,594	$ 650,540

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2005	2004	2003

(in thousands, except per share amounts)

Revenues
Systems	$297,860	$287,228	$296,886
Maintenance	151,354	138,777	131,099
Services	127,611	125,093	98,018

Total revenues	576,825	551,098	526,003

Cost of revenues
Systems	149,748	141,727	150,837
Maintenance	41,433	43,170	49,173
Services	93,837	90,437	74,047

Total cost of revenues	285,018	275,334	274,057

Gross profit	291,807	275,764	251,946

Product development	59,662	58,816	58,958
Sales and marketing	123,296	113,265	101,338
General and administrative	65,237	68,763	74,330
Restructuring charges	11,680	826	3,952

Total operating expenses	259,875	241,670	238,578

Income from operations	31,932	34,094	13,368

Intellectual property income, net	140,712	191,469	5,784
Gains on sales of assets	358	---	3,421
Interest income	8,083	4,325	6,588
Other income (expense), net	954	4,034	(2,128)

Income before income taxes	182,039	233,922	27,033

Income tax expense	(67,600)	(74,950)	(4,745)

Net income	$114,439	$158,972	$ 22,288

Net income per share - basic	$ 3.85	$ 4.54	$ .49
- diluted	$ 3.58	$ 4.37	$ .47

Weighted average shares outstanding - basic	29,758	34,981	45,549
- diluted	31,949	36,417	47,583

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2005	2004	2003

(in thousands)

Cash Provided By (Used For)
Operating Activities:
Net income	$ 114,439	$ 158,972	$ 22,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,422	8,533	8,206
Amortization	16,401	20,498	17,503
Amortization of deferred compensation	4,636	1,640	152
Net change in restructuring liabilities	2,244	2	3,520
Provision for losses on accounts receivable	991	341	2,662
Gains on sales of assets	(358)	---	(3,421)
Income taxes payable	16,611	(4,669)	(40,436)
Noncurrent portion of deferred income taxes	(8,124)	1,865	(2,798)
Receivables from IP-related litigation	44,604	(50,409)	---
Net change in accounts receivable	(10,974)	1,418	9,474
Net changes in other assets and liabilities	(3,995)	(11,960)	16,922

Net cash provided by operating activities	184,897	126,231	34,072

Investing Activities:
Net proceeds from sales of assets	1,232	9,645	19,532
Purchases of property, plant, and equipment	(8,009)	(6,948)	(9,982)
Purchases of short-term investments	(165,106)	(239,825)	(416,503)
Proceeds from short-term investments	144,283	222,028	425,770
Capitalized software development costs	(10,395)	(10,260)	(10,033)
Business acquisitions, net of cash acquired	(4,032)	(1,326)	(2,030)
Other	(753)	(2,366)	481

Net cash provided by (used for) investing activities	(42,780)	(29,052)	7,235

Financing Activities:
Gross borrowings	---	1,584	31
Debt repayment	(423)	(396)	(200)
Treasury stock repurchase	(155,769)	(108,539)	(290,670)
Proceeds of employee stock purchases and exercises of stock options	15,984	10,840	13,870

Net cash used for financing activities	(140,208)	(96,511)	(276,969)

Effect of exchange rate changes on cash	(7,990)	8,188	4,687

Net increase (decrease) in cash and cash equivalents	(6,081)	8,856	(230,975)
Cash and cash equivalents at beginning of year	224,978	216,122	447,097

Cash and cash equivalents at end of year	$ 218,897	$ 224,978	$ 216,122

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

(in thousands, except share amounts)

Balance at January 1, 2003	$5,736	$206,888	$ ---	$586,020	$ (659)	$(176,275)	$ 621,710

Comprehensive income:
Net income				22,288			22,288
Other comprehensive income:
Foreign currency translation adjustments					13,091		13,091
Net unrealized holding gains on investments					1,170		1,170
Reclassification adjustments for gains included in net income					(812)		(812)

Comprehensive income							35,737

Repurchase of 11,372,420 shares of treasury stock						(292,534)	(292,534)
Tax benefits related to stock option plans		5,180					5,180
Issuance of 79,850 shares under employee stock purchase plan		155				1,308	1,463
Issuance of 1,157,114 shares upon exercise of stock options		(11,480)				18,707	7,227
Issuance of 75,000 restricted stock awards		497	(1,704)			1,207	---
Amortization of deferred compensation			152				152

Balance at December 31, 2003	5,736	201,240	(1,552)	608,308	12,790	(447,587)	378,935

Comprehensive income:
Net income				158,972			158,972
Other comprehensive income:
Foreign currency translation adjustments					5,290		5,290
Net unrealized holding gains on investments					261		261

Comprehensive income							164,523

Repurchase of 250,300 shares of treasury stock						(6,453)	(6,453)
Accelerated Stock Buyback of 3,797,949 shares						(100,229)	(100,229)
Tax benefits related to stock option plans		4,550					4,550
Issuance of 82,733 shares under employee stock purchase plan		(49)				1,776	1,727
Issuance of 685,212 shares upon exercise of stock options		(10,036)				14,605	4,569
Issuance of 291,168 restricted stock awards		4	(6,142)			6,138	---
Amortization of deferred compensation			1,640				1,640

Balance at December 31, 2004	5,736	195,709	(6,054)	767,280	18,341	(531,750)	449,262

Comprehensive income:
Net income				114,439			114,439
Other comprehensive income:
Foreign currency translation adjustments					(9,650)		(9,650)
Reclassification adjustments for gains included in net income					(40)		(40)

Comprehensive income							104,749

Repurchase of 34,416 shares of treasury stock		(38)				(1,063)	(1,101)
Accelerated Stock Buyback of 5,407,354 shares						(150,269)	(150,269)
Accelerated Stock Buyback settlement						(4,539)	(4,539)
Reacquisition of 24,150 shares of Restricted Stock (termination and retirements)		(105)	821			(716)	---
Tax benefits related to stock option plans		6,846					6,846
Issuance of 57,753 shares under employee stock purchase plan		446				1,322	1,768
Issuance of 989,059 shares upon exercise of stock options		(15,200)				22,710	7,510
Issuance of 416,913 restricted stock awards		3,617	(12,865)			9,248	---
Amortization of deferred compensation			4,636				4,636

Balance at December 31, 2005	$5,736	$191,275	$(13,462)	$881,719	$8,651	$(655,057)	$418,862

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  Intergraph Corporation ("Intergraph" or the "Company") is a leading global supplier of spatial information management software.  The consolidated financial statements include the accounts of Intergraph and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires that management make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from the resolution currently anticipated by management and on which the financial statements are based.

The Company's operations are divided for operational and management purposes into two separate business segments, along with a Corporate oversight function ("Corporate"): Intergraph Process, Power & Marine ("PP&M") and Intergraph Security, Government & Infrastructure ("SG&I").  See Note 15 for a description of these business segments.

The Company's products are sold worldwide, with the United States and Europe representing approximately 80% of total revenues for 2005.

Reclassifications:  Certain reclassifications have been made to 2004 and 2003 amounts to provide comparability with the current-year presentation.

Cash and Cash Equivalents:  The Company's excess funds are generally invested in highly liquid, interest-bearing securities, which may include time deposits, money market funds, commercial paper, and government securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The carrying amounts reported in the consolidated balance sheets for cash equivalents and short-term investments approximate their fair value.  For purposes of financial statement presentation, investments with original maturities of three months or less are considered to be cash equivalents.

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates these designations as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in "Interest income" in the Company's consolidated statements of income.  Interest on securities classified as held-to-maturity is included in "Interest income" in the Company's consolidated statements of income.

Short-Term Investments:   Marketable preferred equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale and are recorded as short-term investments.  The carrying value of available-for-sale securities approximates fair value, and any unrealized gains and losses, net of tax, are reported in a separate component of  "Accumulated other comprehensive income" in the consolidated balance sheets.  The cost of securities sold is based on the specific identification method.  Any realized gains and losses on sales of these securities are included in "Other income (expense), net," and interest on these securities is included in "Interest income" in the Company's consolidated statements of income.

See Note 19 for details of securities held at December 31, 2005 and 2004.

Accounts Receivable:  The Company includes both billed and unbilled amounts receivable from customers in the ordinary course of business in "Accounts receivable, net" in the consolidated balance sheets.   Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's customer base.  The Company performs periodic credit evaluations of its non-governmental customers' financial condition and generally does not require collateral.  Aged receivables are regularly reviewed to identify potentially uncollectible amounts, and reserves are maintained on a specific-identity basis.

Inventories:  Inventories are stated at the lower of average cost or market.  The Company regularly estimates the degree of obsolescence in its inventories and provides inventory reserves on that basis.  See Note 2 for a summary of inventory balances.

Other Current Assets:  Other current assets reflected in the Company's consolidated balance sheets consist primarily of prepaid expenses, non-trade receivables, deposits, refundable income taxes, and the Company's net current deferred tax asset.  See Note 11 for a discussion of significant transactions affecting the tax components.

Investments in Affiliates:  Investments in companies in which the Company believes it has the ability to influence operations or finances are accounted for by the equity method.  Investments in companies in which the Company does not exert such influence are accounted for at fair value if such values are readily determinable, and at cost if such values are not readily determinable.

The Company owned approximately 28% basic or 25% fully diluted of Bentley Systems, Inc. ("BSI") at December 31, 2005.  The Company does not account for its investment in BSI under the equity method due to a lack of significant influence.  (See Note 16 for further discussion of the Company's business relationship with BSI.)  The book value of the Company's investment in BSI was approximately $9.2 million at December 31, 2005 and 2004.  Since BSI is a closely held private company, the Company cannot readily determine the fair value of this investment.

Capitalized Software Development Costs:  Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software, significant software enhancements, and training materials that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability.  Such capitalized costs are amortized using the straight-line method over the estimated useful life of the product, which is typically a period of two to seven years.  This straight-line amortization exceeds the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for each product.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $13.1 million in 2005, $13.6 million in 2004, and $10.3 million in 2003.

Although the Company regularly reviews its capitalized development costs to ensure recognition of any decline in value, it is possible that, for any given product or product family, revenues will not materialize in amounts anticipated due to industry conditions that include price and performance competition.  Should this occur, the net realizable value of capitalized development costs would decline, producing adverse effects on systems cost of revenues and results of operations.  Due to net realizable value concerns, the Company did not capitalize product development expenses of $12.2 million in 2003 for costs otherwise eligible for capitalization.  There were no qualifying costs that were not capitalized due to net realizable value concerns in 2004 or 2005.  Accumulated amortization (net of certain fully amortized projects) in the consolidated balance sheets at December 31, 2005 and 2004 was $51.6 million and $38.5 million, respectively.

Other Assets:  Other assets reflected in the Company's consolidated balance sheets consist primarily of purchased software, deposits, licenses, long-term notes receivable, and intellectual property ("IP") rights (see Notes 3, 4, and 17).

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

See Note 5 for a summary of property, plant, and equipment balances and Note 7 for details on capital lease obligations.

Other Noncurrent Liabilities:  Other noncurrent liabilities reflected in the Company's consolidated balance sheets consist primarily of the reserve for value added taxes related to the deferred gain on the sale and leaseback of a European office building.

Treasury Stock:  Treasury stock is accounted for by the cost method.  Treasury stock activity for the three-year period ended December 31, 2005 (consisting of employee stock option exercises, employee purchases of stock under the Employee Stock Purchase Plan, issuance of restricted stock to employees and directors, reacquisition of forfeited restricted stock, and the Company's repurchase of shares for the treasury) is presented in the consolidated statements of shareholders' equity.

In the last three years, the Company has repurchased approximately 20.9 million shares of common stock for approximately $555.1 million.  During 2005, the Company repurchased 5.4 million shares from Goldman, Sachs & Co. ("Goldman Sachs") in a private transaction in connection with an accelerated stock buyback ("ASB") at a price of $27.74 per share or an aggregate of $150.3 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  This contract was accounted for as an equity instrument.  If the volume weighted average stock price over the contract period exceeds the initial purchase price per share, the Company will make up the difference in its own stock or cash; and consequently, if the volume weighted average stock price over the contract period is less than the initial purchase price per share, Goldman Sachs will pay the Company the difference.  The Company's volume weighted average trading price has been approximately $41.10 per share from May 2, 2005 through March 3, 2006. If the Company's share price continues to trade in the range of $36.00 to $39.00 per share throughout the remainder of the ASB period, then the volume weighted average trading price would be approximately $40.80 to $41.00 per share, and if Intergraph were to settle in cash, the Company would make an additional payment of approximately $70.5 to $72 million to Goldman Sachs, or if Intergraph were to settle in shares, it would issue approximately 1.8 to 2.0 million shares to Goldman Sachs. The ultimate amount of any additional cash payment or share settlement may vary substantially depending on the final volume weighted average price of the common stock for the applicable period.  On April 29, 2005, the Intergraph ASB from July 28, 2004 (3.8 million shares for $100.2 million) concluded.   The forward rate for the ASB was $26.33 per share with 3.8 million shares indexed.  This contract was accounted for as an equity instrument with a settlement date of May 4, 2005.  On May 4, 2005, the settlement amount of $4.5 million was paid in cash to Goldman Sachs.  During 2005, the Company's Board of Directors (the "Board") increased the funding for the existing stock repurchase plan to $100.0 million.  As of December 31, 2005, the Company has $95.1 million of purchase authority remaining, subject to the ASB adjustment.  The Board also extended the termination date for the program from December 31, 2005 to December 31, 2007.  During 2004, the Company repurchased 3.8 million shares from Goldman Sachs in connection with an ASB at a price of $26.33 per share or an aggregate of $100.2 million, subject to a market price adjustment provision based on the volume weighted average market price over the life of the ASB.  During 2003, the Company purchased approximately 10 million shares of its common stock for $260.4 million via a modified Dutch auction tender offer completed in December 2003.  During 2003, the Board increased the funding for the existing stock repurchase plan from $175.0 million to $250.0 million.  The Board also extended the termination date for the program from December 31, 2004 to December 31, 2005.  Excluding the ASBs and Dutch auction tender offer, the Company repurchased approximately 34,000, 250,000, and 1.4 million shares for approximately $1.1 million, $6.4 million, and $30.2 million during 2005, 2004, and 2003, respectively.

Revenue Recognition:  The Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," issued in March 2004, and the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and SOP No. 97-2, "Software Revenue Recognition."  SAB No. 104 and SOP No. 97-2 outline basic criteria that must be met prior to the recognition of revenue, including persuasive evidence of a sales arrangement, delivery of products and performance of services, a fixed and determinable sales price, and reasonable assurance of collection.  For revenue recognition purposes, the Company considers persuasive evidence of a sales arrangement to be receipt of a signed contract or purchase order.

For systems sales with no significant post-shipment obligations, the Company recognizes revenues based upon estimated delivery times, generally less than five days after shipment, for the equipment and/or software shipped.  Revenues on systems sales with significant post-shipment obligations, including the production, modification, or customization of software, are recognized by the percentage-of-completion method, with progress to completion measured on the basis of completion of milestones, labor costs incurred currently versus the total estimated labor cost of performing the contract over its term, or other factors appropriate to the individual contract of sale including customer final acceptance.  The total amounts of revenues to be earned under contracts accounted for by the percentage-of-completion method are generally fixed by contractual terms.  The Company regularly reviews its progress on these contracts and revises the estimated costs of fulfilling its obligations.  Due to uncertainties inherent in the estimation process, it is possible that completion costs will be further revised on some of these contracts, which could delay revenue recognition and decrease the gross margin to be earned.  Any losses identified in the review process are recognized in full in the period in which determined.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by vendor-specific objective evidence ("VSOE").  VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company's revenue recognition policy for such element.  If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, including implied maintenance or specified upgrades, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.  When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenues from cost-based contracts with the U.S. Government, which include time and materials, cost-plus, and cost-plus award fee contracts, are recognized monthly as costs are incurred and fees are earned under the contracts.

Maintenance and services are provided on both an as-needed and long-term basis.  Maintenance and services provided outside of a maintenance contract are on an as-requested basis, and revenue is recognized as the services are provided.  Revenue for maintenance and services provided on a long-term basis is recognized ratably over the terms of the contract.

Billings may not coincide with the recognition of revenue.  Unbilled accounts receivable occur when revenue recognition precedes billing to the customer, and arise primarily from commercial sales with predetermined billing schedules, U.S. Government sales with billing at the end of a performance period, and U.S. Government cost-plus award fee contracts.  Deferred revenue occurs when billing to the customer precedes revenue recognition, and arises primarily from maintenance revenue billed in advance of performance of the maintenance activity and systems revenue recognized on the percentage-of-completion method.  Amounts billed to customers for shipping and handling costs are classified as revenues in the consolidated statements of income with the associated costs included as a component of cost of revenues.

Foreign Currency Exchange and Translation:  Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one of the Company's European subsidiaries.  The U.S. dollar is the functional currency for all other international subsidiaries.  Foreign currency gains and losses resulting from remeasurement or settlement of receivables and payables denominated in a currency other than the functional currency are included in "Other income (expense), net" in the consolidated statements of income.  Net exchange gains totaled $575,000 and $3.3 million in 2005 and 2004, respectively, compared to net exchange losses of $1.4 million in 2003.  Translation gains and losses resulting from translation of subsidiaries' financial statements from the functional currency into U.S. dollars are included as a component of "Accumulated other comprehensive income" in the consolidated balance sheets.

Stock-Based Compensation Plans:  The Company maintains a stock purchase plan and an Equity Incentive Plan ("EIP") for the benefit of its employees and directors.  Under the stock purchase plan, employees may purchase stock of the Company at 85% of the closing market price of the Company's stock as of the last pay date of each calendar month.  No compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company's stock at the date of purchase.

Under the EIP, stock options, restricted stock awards, and restricted stock units ("RSUs") may be granted and issued to employees and directors.  Stock options may be granted at exercise prices that are equal to or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Restricted stock awards are issued at the fair market value of the stock on the date of grant.   Compensation expense for restricted stock awards and RSUs, equal to the fair market value of the stock on the date of grant, is recognized over the applicable vesting period.

In accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based plans.  Accordingly, the Company has recognized no compensation expense for stock options issued under these plans during the three-year period ended December 31, 2005.  Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company's reported net income and income per share for each of the three years would have been impacted as indicated below.  The effects of applying SFAS No. 123 on a pro forma basis for the three-year period ended December 31, 2005 are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.

Year Ended December 31,		2005	2004	2003

(in thousands, except per share amounts)

Net income	As reported	$114,439	$158,972	$22,288
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards (net of income tax)		(991)	(1,610)	(1,530)

	Pro forma	$113,448	$157,362	$20,758

Basic income per share	As reported	$3.85	$4.54	$0.49
	Pro forma	$3.81	$4.50	$0.46

Diluted income per share	As reported	$3.58	$4.37	$0.47
	Pro forma	$3.55	$4.32	$0.44

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123(R)"), which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 1, 2006 to adopt Statement 123(R).  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company adopted SFAS No. 123(R) on January 1, 2006 on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.  Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS No. 123(R) is expected to reduce the Company's income from operations and net income by an estimated $1.0 million and $600,000, respectively, in 2006, which is subject to change in the future due to changes in assumptions and possible additional stock option grants.

Income Taxes:  The Company accounts for taxes on income in accordance with SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting.  The provision for income taxes includes federal, international, and state income taxes currently payable or refundable and income taxes deferred because of temporary differences between the financial statement and tax bases of assets and liabilities (see Note 11).

Net Income Per Share:  Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the presumed incremental shares from the settlement of the ASB contract are the Company's only common stock equivalents and are included in the calculation only if dilutive.  For the years ended December 31, 2005, 2004, and 2003, these dilutive shares were 2,191,000, 1,436,000, and 2,034,000, respectively.  For the year-to-date period ended December 31, 2005, there were 1,107,000 shares from the presumed settlement of the March 2005 ASB that were included in the dilutive common stock equivalents referenced above.  This ASB has a settlement date of March 21, 2006.

Comprehensive Income:  Comprehensive income includes net income as well as all other non-owner changes in equity.  With respect to the Company, such non-owner equity items include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities.  The Company's comprehensive income for each year in the three-year period ended December 31, 2005 is displayed in the consolidated statements of shareholders' equity and in Note 9.

NOTE 2 - INVENTORIES

Inventories at December 31, 2005 and 2004 are summarized as follows:

December 31,	2005	2004

(in thousands)

Raw materials	$ 8,150	$ 8,203
Work-in-process	8,068	6,027
Finished goods	5,479	3,941
Service spares	1,770	4,082

Totals	$23,467	$22,253

Inventories on hand at December 31, 2005 and 2004 relate primarily to continuing specialized hardware assembly activity in the Company's SG&I business segment, and to the Company's continuing maintenance obligations on computer hardware previously sold.

Amounts currently reflected as work-in-process relate primarily to sales contracts accounted for under the percentage-of-completion method.

NOTE 3 - ACCOUNTS RECEIVABLE

Amounts included in "Accounts receivable, net" in the Company's consolidated balance sheets consist of amounts receivable from customers in the ordinary course of business and include amounts due from related parties of $1.1 million for 2005 and $1.5 million for 2004 (see Note 16 for further discussion of related party transactions).

Accounts receivable include unbilled amounts of $45.0 million and $41.8 million at December 31, 2005 and 2004, respectively.  Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's customer base.  The Company performs periodic credit evaluations of its non-governmental customers' financial condition and generally does not require collateral.  During the two years ended December 31, 2005, the Company experienced no significant losses related to trade receivables from individual customers or from groups of customers in any geographic area in any business segment.  The Company maintained reserves for uncollectible accounts, included in "Accounts receivable, net" in the consolidated balance sheets at December 31, 2005 and 2004 of $12.0 million and $13.2 million, respectively.  The Company has recorded two long-term trade-related notes receivable.  One note has payment terms extending until July 2007, and one has payment terms extending until May 2009.  At December 31, 2005, the amount expected to be collected within one year, included in "Accounts receivable, net," in the Company's consolidated balance sheet, is $392,000.  At December 31, 2004, the amount expected to be collected within one year, included in "Accounts receivable, net," in the Company's consolidated balance sheet, is $422,000.  At December 31, 2005 and 2004, the amounts expected to be collected after one year, included in "Other assets, net," in the Company's consolidated balance sheets were $447,000 and $766,000, respectively.

Revenues from the U.S. Government were approximately $119.6 million, $124.9 million, and $137.1 million in 2005, 2004, and 2003, respectively, representing approximately 21% of total revenue in 2005, 23% of total revenue in 2004, and 26% of total revenue in 2003.  Accounts receivable from the U.S. Government totaled approximately $28.4 million and $22.6 million at December 31, 2005 and 2004, respectively.  The Company sells to the U.S. Government under long-term contractual arrangements, primarily indefinite delivery, indefinite quantity, and cost-based contracts, and through sales of commercial products not covered by long-term contracts.  Approximately 78% of the Company's 2005 federal government revenue was earned under long-term contracts.

Billed accounts receivable include amounts due under long-term contracts of $36.2 million and $36.1 million at December 31, 2005 and 2004, respectively.  Billed accounts receivable due under long-term contracts also include retainages of approximately $1.3 million and $704,000 at December 31, 2005 and 2004, respectively.  Unbilled receivable amounts due under long-term contracts approximate $29.7 million and $30.4 million at December 31, 2005 and 2004, respectively.  The prerequisites for billing these amounts are determined by individual contractual terms, such as milestones or billing schedules.  Of the billed and unbilled accounts receivable associated with long-term contracts at December 31, 2005, all receivables are expected to be collected within one year, and at December 31, 2004 all receivables but $187,000 were expected to be collected within one year.

NOTE 4 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets and discussed in Note 1) and other intangible assets, including patents and licenses (included in "Other assets, net" in the consolidated balance sheets).  At December 31, 2005 and 2004, the Company's intangible assets and related accumulated amortization consisted of the following:

	2005			2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(in thousands)

Capitalized software development	$ 75,078	$(51,596)	$23,482	$ 64,683	$(38,482)	$26,201
Other intangible assets	43,281	(36,331)	6,950	50,808	(46,613)	4,195

Totals	$118,359	$(87,927)	$30,432	$115,491	$(85,095)	$30,396

The Company recorded amortization expense of $16.4 million and $20.5 million for the years ended December 31, 2005 and 2004, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years, and thereafter, is as follows:  $14 million in 2006, $6 million in 2007, $4 million in 2008, $3 million in 2009, $2 million in 2010, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after December 31, 2005.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

December 31,	2005	2004

(in thousands)

Land and improvements (15-30 years)	$ 6,402	$ 6,366
Buildings and improvements (30 years)	82,672	84,067
Equipment, furniture, and fixtures (3-8 years)	53,045	59,738

	142,119	150,171
Allowances for depreciation and amortization	(93,040)	(99,543)

Totals	$ 49,079	$ 50,628

Included in Equipment, furniture, and fixtures is a capitalized lease of $831,000 and $736,000, for 2005 and 2004, respectively, representing the fair value of the leased property at the inception of the lease.  Related amortization expense included in Allowances for depreciation and amortization is $139,000 and $18,000, for 2005 and 2004, respectively.  See related comments regarding the Company's accounting policy for capital leases in Note 1 and further details of the capital lease in Note 7.

NOTE 6 - FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

Short-term and Long-term Notes Receivable:   The Company has recorded two long-term trade-related notes receivable.  One note has payment terms extending until July 2007, and one has payment terms extending until May 2009.  At December 31, 2005, the amount expected to be collected within one year, included in "Accounts receivable, net," in the Company's consolidated balance sheet, is $392,000.  At December 31, 2004, the amount expected to be collected within one year, included in "Accounts receivable, net," in the Company's consolidated balance sheet, is $422,000.  At December 31, 2005 and 2004, the amounts expected to be collected after one year, included in "Other assets, net," in the Company's consolidated balance sheets were $447,000 and $766,000, respectively.  The carrying amount of these notes approximates the fair value.

Short-term and Long-term Debt:  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Forward Exchange Contracts:  At December 31, 2005 and 2004, the Company had no forward exchange contracts outstanding.  The Company is not currently hedging any of its foreign currency risks.

NOTE 7 - DEBT AND LEASES

During fourth quarter 2004, the Company entered into a capital lease agreement with a net initial carrying value of $1.6 million and made payments totaling $396,000 and $422,000 in 2004 and 2005, respectively.  This lease agreement expired in October 2005 and was automatically renewed for one year.  The lease will automatically renew for five additional one-year periods although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety-day notice and have no further obligation under the lease agreement.  Future minimum lease payments, by year and in the aggregate, related to this capital lease obligation are included in the lease schedule below.

The Company leases various property, plant, and equipment under operating leases as lessee.  Rental expense for operating leases was approximately $14.5 million in 2005, $14.2 million in 2004, and $15.8 million in 2003.  Subleases and contingent rentals are not significant.  Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

	Operating Lease Commitments	Capital Lease Commitments

(in thousands)

2006	$11,057	$448
2007	8,221	318
2008	5,365	---
2009	3,635	---
2010	814	---
Thereafter	20,813	---

Total future minimum lease payments	$49,905	$766

In September 2002, in order to reduce the cost of issuing letters of credit, the Company established a $12.5 million credit line with Wells Fargo Bank to cover its outstanding letters of credit secured by $15.0 million of interest-bearing securities.  This credit line was reduced on January 20, 2004 to $6.0 million secured by $8.2 million of interest-bearing securities.  On June 15, 2005, the Company increased its line of credit from $6.0 million to $7.5 million.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.0 million at December 31, 2005 and $6.1 million at February 28, 2006, secured by $8.2 million and $8.3 million in securities, respectively.

On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros. This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph Corporation. As of December 31, 2005, letters of credit totaling 7.0 million euros were issued against this line of credit.

NOTE 8 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Year Ended December 31,	2005	2004	2003

(in thousands)

(Increase) decrease in:
Inventories, net	$(1,999)	$ (8,587)	$ 4,309
Deferred tax assets	(985)	(8,391)	4,770
Other current assets	(1,646)	(2,687)	3,603
Increase (decrease) in:
Trade accounts payable	(597)	(4,874)	5,583
Accrued compensation and other accrued expenses	(1,452)	2,216	1,046
Refundable income taxes	(506)	4,091	(5,069)
Deferred revenue	3,190	6,272	2,680

Net changes in other assets and liabilities	$(3,995)	$(11,960)	$16,922

Cash payments for income taxes were approximately $53.0 million, $79.3 million, and $41.2 million in 2005, 2004, and 2003, respectively.  Cash payments for interest in those years totaled approximately $123,000, $86,000, and $171,000, respectively.

Significant non-cash investing and financing transactions in 2005 include a $6.8 million tax benefit on disqualified dispositions of employee stock options.

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

See Note 17 for further details regarding the Company's acquisitions and divestitures during the three-year period ended December 31, 2005.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income is computed as follows:

Year Ended December 31,	2005	2004	2003

(in thousands)

Net income	$114,439	$158,972	$22,288
Unrealized holding gains arising during the period	---	261	1,170
Reclassification adjustments for realized gains (losses) included in net income	(40)	---	(812)
Translation adjustment for financial statements denominated in a foreign currency	(9,650)	5,290	13,091

Comprehensive income	$104,749	$164,523	$35,737

There was no income tax effect related to the items included in other comprehensive income for the years 2005 and 2004.  The 2003 unrealized holding gains are shown net of $437,000 in taxes.  See Note 11 for details of the Company's tax position, including its net operating loss carryforwards and policy for reinvestment of subsidiary earnings.

NOTE 10 - RESTRUCTURING CHARGES

In first quarter 2005, the Company recorded $1.7 million in restructuring costs in SG&I and Corporate, for $1.0 million and $690,000, respectively, in an effort to align costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All activities for this restructuring effort were completed by March 31, 2005.  Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation expenses, totaled $65,000. The liability balance of $6,000 at December 31, 2005 represents the remaining accrued legal fees and relocation payable in early 2006.

In April 2005, the Company announced that as part of its business transformation efforts it was realigning its organizational structure and streamlining its global operations.  These restructuring activities are expected to be completed by the end of the second quarter of 2006.  The Company currently estimates that total restructuring charges for the organizational realignment will be between $19.0 million and $21.0 million, with total estimated costs for SG&I to be between $15.3 million and $16.5 million, for PP&M to be between $700,000 and $1.0 million, and for Corporate to be between $3.0 million and $3.5 million.  Total severance benefits are estimated between $15.0 million and $17.0 million and other associated costs are estimated at approximately $4.0 million.  Total expenses related to this reorganization for 2005 were $10.0 million, of which $9.0 million, $679,000, and $333,000, were reported by SG&I, PP&M, and Corporate, respectively.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Severance benefits for 2005 totaled $8.1 million, and other associated costs, consisting of consulting fees, totaled $1.9 million.  The following table sets forth a reconciliation of the year-to-date restructuring charges for severance and other associated costs to the ending severance liability for this restructuring plan which is reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheet.  The liability balance at December 31, 2005 represents the remaining liabilities on severance benefits payable at various dates through early 2006.

	One-time Severance	Other Associated Costs	Total Restructuring

(in thousands)

Restructuring charges - Q2 2005	$1,809	$175	$1,984
Costs paid or otherwise settled - Q2 2005	(1,060)	(175)	(1,235)

Accrual balance, June 30, 2005	749	---	749
Restructuring charges - Q3 2005	4,676	612	5,288
Costs paid or otherwise settled - Q3 2005	(3,289)	(612)	(3,901)
Foreign currency exchange - Q3 2005	5	---	5

Accrual balance, September 30, 2005	2,141	---	2,141
Restructuring charges - Q4 2005	1,654	1,085	2,739
Costs paid or otherwise settled - Q4 2005	(1,928)	(711)	(2,639)
Foreign currency exchange - Q4 2005	(2)	(1)	(3)

Accrual balance, December 31, 2005	$1,865	$373	$2,238

In first quarter 2004, the Company recorded $826,000 in restructuring costs for employee severance and operating lease terminations in an effort to align costs with revenues primarily in the Company's PP&M division.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All restructuring activities were completed by March 31, 2004.  Severance benefits totaled $819,000, and lease termination costs totaled $7,000.  No accrued liability remains for these costs at December 31, 2005.

In fourth quarter 2003, the Company recorded $4.0 million in restructuring charges in an effort to realign costs with revenues in certain areas of the Company's business.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Corporate recorded $2.5 million in restructuring expenses for employee severance and operating lease terminations.  The SG&I business segment recorded $1.5 million in restructuring expenses for employee severance.  All restructuring activities were completed by December 31, 2003.  One-time severance benefits totaled $2.9 million, lease termination costs totaled $1.0 million, and other associated costs were $23,000.  No accrued liability remains for these costs at December 31, 2005.

NOTE 11 - INCOME TAXES

The components of income before income taxes are as follows:

Year Ended December 31,	2005	2004	2003

(in thousands)

U.S.	$150,432	$196,995	$14,298
International	31,607	36,927	12,735

Income before income taxes	$182,039	$233,922	$27,033

Income tax expense consists of the following:

Year Ended December 31,	2005	2004	2003

(in thousands)

Current benefit (expense):
Federal	$(54,834)	$(66,760)	$ (369)
State	(4,145)	(6,268)	3,416
International	(14,178)	(8,458)	(5,817)

Total current	(73,157)	(81,486)	(2,770)

Deferred benefit (expense):
Federal	297	2,250	(2,138)
State	29	330	(41)
International	5,231	3,956	204

Total deferred	5,557	6,536	(1,975)

Total income tax expense	$(67,600)	$(74,950)	$(4,745)

Deferred income taxes included in the Company's consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax return purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2005	2004

(in thousands)

Current Deferred Tax Assets:
Inventory reserves	$ 2,669	$2,291
Vacation pay and other employee benefit accruals	5,385	5,980
Other financial statement reserves, primarily allowance for doubtful accounts and warranty	2,641	3,241
Other current tax assets and liabilities, net	3,219	987

	13,914	12,499
Less asset valuation allowance	(1,293)	(863)

Total net current asset (1)	12,621	11,636

Noncurrent Deferred Tax Assets (Liabilities):
Net operating loss carryforwards - International operations	22,647	21,705
Depreciation	(4,423)	(5,439)
Capitalized software development costs	(8,878)	(10,031)
Other noncurrent tax assets and liabilities, net	2,390	(150)

	11,736	6,085
Less asset valuation allowance	(18,913)	(21,405)

Total net noncurrent liability	(7,177)	(15,320)

Net deferred tax asset (liability)	$ 5,444	$ (3,684)

(1)Included in "Other current assets" in the consolidated balance sheets.

The valuation allowance for deferred tax assets decreased by a net $2.1 million primarily due to the release of valuation allowance of $5.9 million on certain foreign subsidiaries.  The valuation allowance for 2005 consists of reserves against the deferred tax assets of international operations.  If realized, these reserved tax benefits will be applied to reduce income tax expense in the year of realization.

Net operating loss carryforwards are available to offset future earnings within the time periods specified by law.  At December 31, 2005, the Company had international net operating loss carryforwards, which total approximately $68.5 million and expire as follows:

December 31, 2005	International Net Operating Loss Carryforwards

(in thousands)

Expiration:
3 years or less	$ 2,200
4 to 5 years	1,400
Unlimited carryforward	64,900

Total	$68,500

A reconciliation from income tax expense at the U.S. federal statutory tax rate of 35% to the Company's income tax expense is as follows:

Year Ended December 31,	2005	2004	2003

(in thousands)

Income tax expense at federal statutory rate	$(63,714)	$(81,873)	$(9,462)
State income taxes, net of federal tax benefit	(2,778)	(3,744)	1,934
Tax effect of international operations, net	2,522	4,552	(1,156)
Tax effect of changes in valuation allowance including releases	2,062	3,870	---
Tax effect of audit settlements	1,141	3,115	4,112
Tax effect of tax exempt investments	902	486	825
Tax effect of foreign earnings repatriated under the American Jobs Creation Act of 2004	(5,130)	---	---
Other, net	(2,605)	(1,356)	(998)

Income tax expense	$(67,600)	$(74,950)	$(4,745)

The Company elected to repatriate $44.8 million of earnings from its international subsidiaries under the American Jobs Creation Act of 2004 (the "Act"), which resulted in a 2005 tax liability of $5.1 million.  Enacted October 22, 2004, the Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

The Company has not provided for federal income and foreign withholding taxes on $28.5 million of undistributed earnings of international subsidiaries as of December 31, 2005 because the earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Withholding of approximately $2.1 million would be payable if all previously unremitted earnings as of December 31, 2005 were to be remitted to the U.S. Company.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

The Intergraph Corporation 2004 EIP was approved by shareholders in May 2004.  Under this plan, the Company reserved a total of 3,761,000 shares of common stock to grant as options or restricted stock awards or RSUs to key employees.  This plan also allows for Nonemployee Director and Outside Director awards to be payable in the form of restricted shares and RSUs.  Awards are granted at the fair market value of the Company's stock on the date of grant.  Options may be granted at exercise prices that are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Generally, options are granted for a term of ten years from the date of grant.  The Compensation Committee, at its sole discretion, determines the vesting period at the time of grant, including restricted stock grants.  Stock options first become exercisable one year from the date of grant and vest at a rate of 25% per year, with full vesting on the fourth anniversary date of the grant.  Restricted stock becomes fully vested from periods of one to four years from the date of grant.  Restricted shares have the same voting and dividend rights as all other common shares.  No options were granted in 2005, although 25,500 optioned shares were cancelled due to forfeiture.  In 2005, the Company issued 416,913 shares of restricted stock pursuant to the EIP at the quoted market price on the date of grant, and 24,150 shares were forfeited.  At December 31, 2005, 2,968,919 shares were available for future grants.

The Second Amended and Restated Intergraph Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") was approved by shareholders in May 2002 and in May 2004, as amended and restated.  Under this plan, the Company reserved a total of 2,000,000 shares of common stock to grant as options to key employees of which no more than 400,000 could be granted as restricted stock.  Options could be granted at exercise prices that were equal to, less than, or greater than the fair market value of the Company's stock on the date of grant.  Options were granted for a term of ten years from the date of grant.  Options first became exercisable one year from the date of grant and vest at a rate of 25% per year, with full vesting on the fourth anniversary date of the grant.  In 2005, 15,000 optioned shares expired.  Upon the adoption of the EIP, all shares that remained available under the 2002 Stock Option Plan were no longer available for awards.

The total of all restricted stock issued in 2005, 2004, and 2003, was 416,913 shares, 290,178 shares (and 990 RSUs), and 75,000 shares, respectively.  The weighted-average grant-date fair value of all restricted stock awards granted in 2005, 2004, and 2003, was $30.86, $21.09, and $22.73, respectively.  The amortization expense for restricted stock for the year-to-date periods ended December 31, 2005, 2004, and 2003, was $4.6 million, $1.6 million, and $152,000, respectively.  The cost of the restricted stock is being amortized over the applicable vesting period.

The Amended and Restated Intergraph Corporation 1997 Stock Option Plan was approved by shareholders in May 1997 and May 2004, as amended and restated.  Under this plan, the Company reserved a total of 5,000,000 shares of common stock to grant as options to key employees.  Options were granted at exercise prices that were equal to, less than, or greater than the fair market value of the Company's stock on the date of grant.  Options were granted for a term of ten years from the date of grant.  Options first became exercisable two years from the date of grant and vested at a rate of 25% per year from that point, with full vesting on the fifth anniversary date of the grant.  No options were granted in 2005, 2004, or 2003 under this plan.  During 2005, 19,250 shares expired, and at December 31, 2005, no shares were available for future grants.

The Amended and Restated Intergraph Corporation Nonemployee Director Stock Option Plan was approved by shareholders in May 1998 and in May 2004, as amended and restated.  The Company had reserved a total of 250,000 shares of common stock to grant as options under this plan.  The exercise price of each option granted was the fair market value of the Company's stock on the date of grant.  Options were granted for a term of ten years from the date of grant.  Options first became exercisable one year from the date of grant and vested at a rate of 33% per year from that point, with full vesting on the third anniversary date of the grant.  Upon approval of this plan, members of the Board who were not otherwise employed by the Company were granted options to purchase 3,000 shares of the Company's common stock.  Any new nonemployee director was granted an option to purchase 3,000 shares of common stock upon his or her first election to the Board.  At each annual meeting of shareholders, each nonemployee director re-elected to the Board was granted an option to purchase an additional 1,500 shares of the Company's common stock.  No options were granted in 2005 or 2004; however, options to purchase 12,000 shares of the Company's common stock were granted in 2003 under this plan.  In 2005, 4,500 shares expired.  Upon the adoption of the EIP, all shares that remained available under the Nonemployee Director Stock Option Plan were no longer available for awards.

Under the methodology of SFAS No. 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option pricing model.  There were no stock option grants in 2005.  For all previous years' grants, the multiple option approach was used, with assumptions for expected option life of 1.04 years after vest date in 2004 (1.04 years in 2003) and 26% expected volatility over the life of the options issued in 2004 (27% in 2003).  Dividend yield is excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations.  Risk-free rates of return were determined separately for each of the serial vesting periods of the options and ranged from .99% to 2.95% in 2004 and from ..98% to 3.19% in 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the subjectivity of assumptions can materially affect estimates of fair value, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Shares issued under the Company's stock purchase plan were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase.  The date of grant and the date of purchase coincide for this plan.

While no stock options were granted for the year ended December 31, 2005, for options granted to employees under all stock option plans during 2004 and 2003, the weighted-average grant-date fair values were $5.41 and $4.91, respectively, based on the Black-Scholes valuation model.  During 2004 and 2003, options were granted under these plans at exercise prices equal to the market value of the Company's stock on the date of grant.

Activity in the Company's fixed stock option plans for each year in the three-year period ended December 31, 2005 is summarized as follows:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,331,210	$12.22	2,662,022	$ 8.79	3,727,385	$ 6.72
Granted at price equal to market value	---	---	395,650	25.19	328,000	21.48
Exercised	(989,059)	7.59	(685,212)	6.67	(1,157,114)	6.25
Forfeited	(59,250)	17.60	(41,250)	7.58	(236,249)	6.35

Outstanding at end of year	1,282,901	15.54	2,331,210	12.22	2,662,022	$ 8.79

Exercisable at end of year	767,664	$11.15	961,060	$ 8.17	902,552	$ 6.91

Further information relating to stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$5.3130 to $ 5.813	426,676	4.08 years	$ 5.53	426,676	$ 5.53
$5.8131 to $ 9.250	55,200	3.07 years	8.18	50,200	8.08
$9.2501 to $12.700	112,500	5.62 years	11.82	66,250	11.88
$12.7001 to $21.600	135,000	6.82 years	17.81	55,750	18.43
$21.6001 to $21.900	150,000	7.57 years	21.90	75,000	21.90
$21.9001 to $24.380	78,000	7.78 years	24.36	39,500	24.35
$24.3801 to $28.100	325,525	8.36 years	25.22	54,288	25.30

	1,282,901	6.18 years	$15.54	767,664	$11.15

Under the 2000 Intergraph Corporation Employee Stock Purchase Plan, 3,000,000 shares of common stock were made available for purchase through a series of five consecutive annual offerings each June beginning June 1, 2000.  In order to purchase stock, each participant could have up to 10% of his or her pay (not to exceed $25,000 in any offering period) withheld through payroll deductions.   All full-time employees of the Company were eligible to participate.  The purchase price of each share was 85% of the closing market price of the Company's common stock on the last pay date of each calendar month.  Employees purchased 29,383, 82,733, and 79,850 shares of stock in 2005, 2004, and 2003, respectively, under the 2000 and predecessor plans.  The plan terminated on May 31, 2005.  Therefore, at December 31, 2005, there were no shares available for future purchases.

On May 12, 2005, the shareholders approved the 2005 Employee Stock Purchase Plan.  Under the 2005 Plan 1,000,000 shares of common stock were made available for purchase.  In order to purchase stock, each participant may have up to 10%, but not less than 1%, of his or her pay (not to exceed $25,000 in any offering period) withheld through payroll deductions.  All employees of the Company are eligible to participate except those whose customary employment is 20 hours or less per week and Five-Percent Shareholders.  The purchase price of each share is 85% of the closing market price of the Company's common stock on the last pay date of each calendar month.  Employees purchased 28,370 shares of stock in 2005 under the 2005 plan.  At December 31, 2005, there were 971,630 shares available for future purchases.

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

In December 2000, the Board resolved to terminate the Stock Bonus Plan effective for the plan year ending December 31, 2000 and to amend the Intergraph Corporation SavingsPlus Plan ("SavingsPlus Plan") to permit the Company to make discretionary profit sharing contributions to it.  During 2002, the Company received a favorable determination letter from the Internal Revenue Service and a "no action" letter from the SEC.  Upon receipt of both favorable responses, each Stock Bonus Plan participant was entitled to receive a lump sum distribution of their account balance (subject to income tax liability and withholdings) or to rollover the account balance into an Individual Retirement Account or other qualified plan. The distribution of Stock Bonus Plan assets commenced on May 16, 2002 for a period of four months and expired on September 16, 2002.  The lost participants' shares and remaining cash were transferred to a trust fund held by a Trustee effective December 31, 2002.  As of December 31, 2005, there were 1,347 lost participants with account balances in the Stock Bonus Plan, of which 371 participants owned approximately 26,000 shares of Intergraph common stock.  Additional cash balances held in the trust fund on behalf of lost participants totaled approximately $736,000.

In 1990, the Company established the SavingsPlus Plan, an employee savings plan qualified under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees.  As of January 1, 2004, employees may elect to contribute up to 75% of their compensation to the SavingsPlus Plan, subject to dollar limitations contained in the Internal Revenue Code ($14,000 for 2005).  The Company matches 50% of employee contributions up to 6% of each employee's compensation.  Cash contributions by the Company to the SavingsPlus Plan were $3.2 million, $3.1 million, and $3.1 million, in 2005, 2004, and 2003, respectively.

The Company maintains various retirement benefit plans for the employees of its international subsidiaries, primarily defined contribution plans that cover substantially all employees.  Contributions to the plans are made in cash and are allocated to the accounts of participants based on compensation.  Benefits are payable based on vesting provisions contained in each plan.  The Company's contributions to these plans totaled approximately $4.4 million, $4.1 million, and $3.9 million, in 2005, 2004, and 2003, respectively.

NOTE 14 - SHAREHOLDER RIGHTS PLAN

In March 2002, the Board approved an amendment to the Company's Shareholder Rights Plan and declared a distribution of one common stock purchase right (a "Right") for each share of the Company's common stock outstanding on September 7, 1993.  Each Right entitles the holder to purchase from the Company one common share at a price of $65, subject to adjustment.  The Rights are not exercisable until the occurrence of certain events related to a person or a group of affiliated or associated persons acquiring, obtaining the right to acquire, or commencing a tender offer or exchange offer, the consummation of which would result in beneficial ownership by such a person or group of 15% or more of the outstanding common shares of the Company.  Rights will also become exercisable in the event of certain mergers or an asset sale involving more than 50% of the Company's assets or earnings power.  Upon becoming exercisable, each Right will allow the holder, except the person or group whose action has triggered the exercisability of the Rights, to either buy securities of Intergraph or securities of the acquiring company, depending on the form of the transaction, having a value of twice the exercise price of the Rights.  The Rights trade with the Company's common stock.  The Rights are subject to redemption at the option of the Board at a price of $0.01 per Right until the occurrence of certain events, and are exchangeable for the Company's common stock at the discretion of the Board under certain circumstances.  The Rights expire on March 5, 2012.

In connection with the March 2002 amendment of the Rights Agreement, the Board appointed a committee of directors to serve as the Rights Agreement Review Committee.  The principal responsibility of the committee is to review the Rights Agreement when, and as, the committee deems appropriate; provided that the first review shall occur not later than three years from the date of the amended Rights Agreement, and subsequent reviews shall occur not later than three years from the date of the most recent review.  On January 28, 2004, the Board appointed the Nominating and Corporate Governance Committee to serve as and assume the duties of the Rights Agreement Review Committee.

On February 23, 2005, in accordance with its duties as the Rights Agreement Review Committee, the Nominating and Corporate Governance Committee performed a review of the Rights Agreement and related facts.  The Committee determined to take no action as a result of such review.

NOTE 15 - SEGMENT INFORMATION

In April 2005, consistent with its strategic plan, the Company announced a realignment of its organizational structure and streamlined its global operations from four to two divisions -- PP&M and SG&I.  Intergraph's SG&I division consists of core operations that previously existed in Intergraph Mapping and Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety.  The organizational realignment is intended to: (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by better leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.

The Company's current operations are composed of these two business segments and a Corporate oversight function.  The Company's reportable segments are strategic business divisions that are organized by the types of products sold and the specific markets served.  Each is discussed in further detail below.

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

The Corporate segment includes revenue and costs for Teranetix (an international provider of commercial repair and logistics services), international hardware maintenance, and general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board, internal and external audit, IT and systems management, and other costs that are directly the result of Intergraph being a publicly held company.

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.  The accounting policies of the reportable segments are consistent with those used in preparation of the consolidated financial statements of the Company (see Note 1).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services sold to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the years ended December 31, 2005, 2004, and 2003 together with supplementary information related to depreciation and amortization expense attributable to the business segments.  The information in the table for 2004 and 2003 has been reclassified to provide comparability with the current-year presentation.

Year Ended December 31,	2005	2004	2003

(in thousands)

Revenues:
PP&M:
Unaffiliated customers	$167,151	$145,478	$129,401
Intersegment revenues	1,206	1,488	2,158

	168,357	146,966	131,559

SG&I:
Unaffiliated customers	404,084	395,800	386,511
Intersegment revenues	4,676	3,745	4,356

	408,760	399,545	390,867

Corporate:
Unaffiliated customers	5,590	9,820	10,091
Intersegment revenues	308	745	2,653

	5,898	10,565	12,744

	583,015	557,076	535,170

Eliminations	(6,190)	(5,978)	(9,167)

Total Revenues	$576,825	$551,098	$526,003

Operating income (loss):
PP&M	$ 34,124	$21,919	$14,787
SG&I	18,633	33,773	26,268
Corporate	(20,825)	(21,598)	(27,687)
Eliminations	---	---	---

Total	$ 31,932	$34,094	$13,368

Depreciation and amortization expense:
PP&M	$ 10,955	$ 14,327	$ 11,406
SG&I	11,506	10,939	10,625
Corporate	6,998	5,405	3,830

Total depreciation and amortization expense	$ 29,459	$ 30,671	$ 25,861

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include net IP income of $140.7 million in 2005, $191.5 million in 2004, and $5.8 million in 2003 and interest income of $8.1 million, $4.3 million, and $6.6 million in 2005, 2004, and 2003, respectively.

The Company does not evaluate performance or allocate resources based on assets.

Revenues from the U.S. Government were $119.6 million in 2005, $124.9 million in 2004, and $137.1 million in 2003, representing approximately 21%, 23%, and 26% of total revenue in 2005, 2004, and 2003, respectively.  This revenue is attributed to the SG&I business segment.  The U.S. Government was the only customer accounting for more than 10% of consolidated revenue in each year of the three-year period ended December 31, 2005.

International markets are important to each of the Company's business segments.  The Company's operations are subject to and may be adversely affected by a variety of risks inherent in doing business internationally, such as government policies or restrictions, export restrictions, worldwide political conditions, currency exchange fluctuations, and other factors.  Following is a summary of third-party revenues and long-lived assets by principal geographic area.  For purposes of this presentation, revenues are attributed to geographic areas based on customer location.  Long-lived assets include property, plant, and equipment; capitalized software development costs; investments in affiliates; and other noncurrent assets.  Assets have been allocated to geographic areas based on their physical location.

	Revenues			Long-lived Assets, Net

	2005	2004	2003	2005	2004	2003

(in thousands)

United States	$282,094	$273,845	$276,712	$75,596	$77,155	$ 85,552
Europe	178,205	177,149	160,616	11,272	14,632	12,365
Asia Pacific	66,229	55,955	46,529	3,105	2,566	1,675
Other International	50,297	44,149	42,146	1,853	2,289	3,026

Total	$576,825	$551,098	$526,003	$91,826	$96,642	$102,618

NOTE 16 - RELATED PARTY TRANSACTIONS

BSI:  The Company owns a 28% basic or 25% fully diluted equity position in BSI, the developer and owner of MicroStation, a software product for which the Company is a nonexclusive distributor.  Under the Company's distributor agreement with BSI, the Company purchases MicroStation products for resale to third parties.  Payments to BSI for products, services, commissions, and royalties were approximately $553,000 for 2005, $1.6 million in 2004, and $2.1 million in 2003.  At December 31, 2005 and 2004, the Company had amounts payable to BSI of approximately $207,000 and $480,000, respectively.  The Company's sales to BSI were $210,000 in 2005, nominal in 2004, and $157,000 in 2003.  Outstanding trade receivables from BSI were $137,000 and $1,000, respectively at December 31, 2005 and 2004.  As a result of the Company's sale of its MicroStation-based civil engineering, plotting, and raster conversion software product lines to BSI in 2000, the Company recorded a long-term note receivable as partial consideration.  In May 2004, as part of a judgment against BSI in the Alabama court system, this receivable was settled for an amount less than the carrying value of the note.  A resulting loss of $354,000 is included in "Other income (expense), net" in the Company's 2004 consolidated income statement and in "Net changes in other assets and liabilities" in the Company's 2004 consolidated statement of cash flow.  See further discussions of BSI transactions in Note 18.

Atheeb:  In 2001, the Company sold Intergraph Middle East, Ltd. and its Saudi Arabian operations to the distributorship of Atheeb, retaining a 20% ownership interest.  Purchases from Atheeb were $11,000 for 2005, $123,000 for 2004, and $444,000 for 2003.  Total payables to Atheeb at December 31, 2005 and 2004 were $38,000 and $30,000, respectively.  Sales to Atheeb totaled $2.6 million for 2005, $2.4 million for 2004, and $2.5 million for 2003.  Related carrying values of trade receivables from Atheeb at December 31, 2005 and 2004 were $857,000 and $1.3 million, respectively.

TM Property Services Ltd. ("TM"):  In the fourth quarter of 2005, the Company sold its investment in TM.  The Company's sales to TM were $218,000 in 2005 and outstanding trade receivables were $70,000 at December 31, 2005.

NOTE 17 - ACQUISITIONS AND DIVESTITURES

Poppenhäger Grips GMBH ("PPG"):  In the fourth quarter of 2005, the Company acquired all of the outstanding stock of PPG, a software company based in Neunkirchen/Saarland, Germany, for cash of $3.4 million.  The amount paid is shown as "Business acquisitions, net of cash acquired" in the consolidated statements of cash flow.  The Company accounted for the acquisition as a purchase of the software and customer relationships (amortized over useful lives between seven and ten years for the various assets purchased).  The unamortized intangible balance is approximately $2.3 million at December 31, 2005 and is included in "Other assets, net" in the Company's consolidated balance sheets.  The accounts and results of operations of PPG have been combined with SG&I as of the date of acquisition, and had no material impact to results from operations for the year.

Creative Technologies, Ltd. ("Creative"):  In the second quarter of 2002, the Company's investment in 3Dlabs Inc. Ltd. (from the 2000 sale of its Intense3D graphics accelerator division) was sold to Creative for shares of Creative stock and $13.4 million of cash.  The Company sold a portion of its investment in Creative shares in the third quarter of 2002.  In December 2002, a decline in the market value of the investment in Creative was determined to be "other than temporary" and a write-down in the carrying value of the stock was recorded.  In July 2003, the Company sold its remaining investment in Creative shares for $12.4 million.  The amount received is shown as "Net proceeds from sales of assets" in the consolidated statement of cash flow.  A resulting gain of $1.8 million is reflected in "Gains on sales of assets" in the consolidated statements of income and cash flows.

Ingegneria Dei Sistemi S.p.A. ("IDS"):  In March 2003, the Company sold its aeronautical IP assets to IDS in Rome, Italy, for a purchase price of $1.3 million, in the form of a short-term note receivable, with payments initially due through October 2003.  A resulting gain of $1.1 million is included in the Company's 2003 consolidated statements of income and cash flow.  Total payments of $125,000 and $1.1 million for 2004 and 2003, respectively, are included in the consolidated statement of cash flow as "Net proceeds from sales of assets."

NOTE 18 - LITIGATION AND OTHER RISKS AND UNCERTAINTIES

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks. The Company continuously evaluates various strategies for the protection of its IP. The Company has sought to protect its intellectual property by engaging in both licensing and litigation.   Such strategies, including litigation, are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the protection of the Company's IP could materially adversely affect the Company's financial condition, results of operations, or prospects.  The following is a discussion of the 2005 developments related to the Company's IP enforcement activities.

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

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against BSI, seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  BSI subsequently filed actions against the Company in Philadelphia, Pennsylvania, and Delaware alleging a breach of the parties' agreement.  BSI's Pennsylvania action was dismissed in March 2003, and BSI's Delaware action was stayed pending the Alabama action.  Thereafter BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware.  The Alabama case was submitted to the Court in 2004, which ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  BSI appealed the court decision.  In June 2005, the Alabama Supreme Court reversed the trial court decision and remanded the case for retrial.  At this time, no new trial date has been set.

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

An inability to protect the Company's copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company's revenues and adversely affect its results of operations.  See "Cautionary Note Regarding Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 19 - SHORT-TERM INVESTMENTS

Short-term investments include debt and marketable preferred equity securities classified as available-for-sale.  The Company's short-term investments in certain market auction rate securities have maturity dates that can be several years away but have auction features that allow the holder to resell the securities on periodic auction dates that generally range from one to thirty-five days.  The Company systematically and regularly sells these securities when the auction dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt and marketable preferred equity securities as of December 31, 2005 and December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Available-for-sale
December 31,	2005	2004

(In thousands)

Due within one year	$ ---	$ ---
Due after one year through five years	400	400
Due after five years through ten years	5,360	300
Due after ten years	82,520	61,257

	88,280	61,957
Equity securities	---	5,500

Total available-for-sale securities	$88,280	$67,457

NOTE 20 - SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31

(in thousands except per share amounts)

Year ended December 31, 2005:
Revenues	$136,488	$145,355	$149,876	$145,106
Gross profit	69,652	74,405	73,182	74,568
Restructuring charges	1,694	1,984	5,288	2,714
Income from operations	5,897	9,791	6,449	9,795
Intellectual property income (expense), net	127,840	(584)	8,858	4,598
Gains on sales of assets	---	---	---	358
Net income	81,930	7,539	13,804	11,166
Net income per share:
Basic	$2.50	$0.27	$0.48	$0.38
Diluted	$2.40	$0.25	$0.44	$0.35
Weighted average shares outstanding:
Basic	32,807	28,364	28,834	29,078
Diluted	34,202	30,003	31,422	32,234

Year ended December 31, 2004:
Revenues	$132,285	$137,963	$134,678	$146,172
Gross profit	66,442	69,554	66,773	72,995
Restructuring charges	826	---	---	---
Income from operations	7,553	9,151	7,550	9,840
Intellectual property income (expense), net	203,060	7,981	(8,911)	(10,661)
Net income	135,566	14,896	1,169	7,341
Net income per share:
Basic	$3.74	$0.41	$0.03	$0.22
Diluted	$3.58	$0.39	$0.03	$0.21
Weighted average shares outstanding:
Basic	36,268	36,588	34,029	33,070
Diluted	37,843	38,130	35,398	34,374

For complete descriptions of the net gains on sales of assets, restructuring charges, and intellectual property income (expense) included in the Company's results of operations, see Notes 10 and 17.

NOTE 21 - SUBSEQUENT EVENTS

In February 2006, the Company acquired all of the outstanding stock of Alias Ltd. ("Alias"), a software company based in Runcorn, England, for cash of approximately $13.4 million.  The Company will account for the acquisition using the purchase method of accounting for a business combination, including intangible assets to be amortized over various useful lives between five and fifteen years and goodwill.  The accounts and results of operations of Alias will be included with the PP&M division.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Intergraph Corporation

We have audited the accompanying consolidated balance sheets of Intergraph Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intergraph Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intergraph Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Birmingham, Alabama March 13, 2006	/s/ Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Intergraph Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Intergraph Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intergraph Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Intergraph Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Intergraph Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intergraph Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Intergraph Corporation and subsidiaries and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Birmingham, Alabama March 13, 2006	/s/ Ernst & Young LLP

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Anthony Colaluca, Jr., CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of December 31, 2005.  Based upon their evaluation, they found the Company's disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or use of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting.  That report appears on pages 51-53 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEMS 10 - 14

Information called for by Items 10 - 14 of Part III are incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its annual meeting of shareholders to be held June 13, 2006 pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	1)	The following consolidated financial statements of Intergraph Corporation and its subsidiaries and the reports of independent registered public accounting firm thereon are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2005, and 2004	28

		Consolidated Statements of Income for the three years ended December 31, 2005	29

		Consolidated Statements of Cash Flows for the three years ended December 31, 2005	30

		Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2005	31

		Notes to Consolidated Financial Statements	32 - 51

		Reports of Independent Registered Public Accounting Firm	51 - 53

	2)	Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2005	59

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	3)	Exhibits
		Number	Description
		3(i)	Electronically Restated Certificate of Incorporation (1)
		3(ii)	Amended and Restated Bylaws (2)
		4	Amended and Restated Rights Agreement, dated March 5, 2002, between Intergraph Corporation and Computershare Investor Services, LLC (3)
		10(a)	Settlement, Sale of Technology and License Agreement, dated April 4, 2002, by and among Intergraph Corporation, Intergraph Hardware Technologies Company and Intel Corporation (4) (6)
		10(c)*	Amended and Restated Intergraph Corporation 1997 Stock Option Plan (14)
		10(d)	Form of Indemnification Agreement between Intergraph Corporation and each member of the Board of Directors, the Chief Executive Officer, Chief Financial Officer, and General Counsel of the Company (8)
		10(e)*	Amended and Restated Intergraph Corporation Nonemployee Director Stock Option Plan (14)
		10(f)*	Summary of Compensation for Nonemployee Directors and Named Executive Officers
		10(g)*	Second Amended and Restated Employment Contract of R. Halsey Wise dated June 12, 2003, as amended on December 19, 2005
		10(h)(i)*	Employment Agreement with Anthony Colaluca, Jr. dated September 2, 2005 (18)
		10(h)(ii)*	Amendment to Employment Agreement with Anthony Colaluca, Jr. dated December 19, 2005
		10(i)*	Amended Employment Agreement with R. Reid French, Jr. dated December 19, 2005
		10(j)*	2006 Cash Incentive Plan (20)
		10(k)*	2005 Cash Incentive Plan (16)
		10(l)*	Second Amended and Restated Intergraph Corporation 2002 Stock Option Plan (14)
		10(m)*	Employment Contract dated October 24, 1985, of Gerhard Sallinger (5)
		10(n)	Patent License Agreement between Intergraph Hardware Technologies and Fujitsu Limited dated September 26, 2005 (21)
		10(o)(i)	Agreement to Resolve Patent Infringement Claims by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (6) (7)
		10(o)(ii)	Patent Cross License Agreement by and between Intergraph Corporation and International Business Machines Corporation dated January 30, 2003 (6) (7)
		10(p)	Texas Instruments Patent Litigation Settlement and License Agreement dated September 9, 2003 (9)
		10(q)	Accelerated Stock Buyback Master Confirmation dated July 28, 2004 with Supplemental Confirmation dated March 22, 2005 (19) (23)
		10(r)	Settlement Agreement Between Intergraph and Intel and License to Dell dated March 29, 2004 (10)
		10(s)	Patent License and Settlement Agreement Between Advanced Micro Devices, Inc. and Intergraph Hardware Technologies Company dated April 9, 2004 (11)
		10(t)	Settlement Agreement, Release and Patent License Between Intergraph and Gateway dated May 12, 2004 (12)
		10(u)	Settlement Agreement, Release, and Patent Cross-License Between Intergraph and Hewlett-Packard effective January 21, 2005 (15)
		10(v)*	Intergraph Corporation 2004 Equity Incentive Plan (14)
		10(w)*	Form of Restricted Share Award Agreement (Directors) (16)
		10(x)*	Form of Restricted Share Award Agreement (Executive Officers) (16)
		10(y)*	Form of Restricted Share Award Agreement (Officers and Employees) (16)
		10(z)*	Form of Restricted Share Unit Agreement (Directors) (16)
		14	Code of Business Conduct and Ethics (13)
		21	Subsidiaries of the Company
		23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
		31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated March 14, 2006
		31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony Colaluca, Jr. dated March 14, 2006
		32	Certification pursuant to 18 U.S.C. Section 1350 by R. Halsey Wise and Anthony Colaluca, Jr. dated March 14, 2006

           *   Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

	(1)	Incorporated by reference to exhibits filed with the Company's Form 8-A12G/A filed on October 29, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(2)	Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 dated May 13, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(3)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(4)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K/A dated April 30, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(5)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, under the Securities Exchange Act of 1934, File No. 0-9722.
	(6)	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
	(7)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(8)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 8, 2002, under the Securities Exchange Act of 1934, File No. 0-9722.
	(9)	Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.
	(10)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 30, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(11)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 12, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(12)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated May 13, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.
	(13)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, under the Securities Exchange Act of 1934, File No. 0-9722.
	(14)	Incorporated by reference to exhibits filed with the Company's Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004, File No. 0-9722.
	(15)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 24, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.
	(16)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 1, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

	(17)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated May 27, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

	(18)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated September 7, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

	(19)	Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, under the Securities Exchange Act of 1934, File No. 0-9722.

	(20)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 31, 2006, under the Securities Exchange Act of 1934, File No. 0-9722.

	(21)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated September 28, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

	(22)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 23, 2005, under the Securities Exchange Act of 1934, File No. 0-9722.

(b)	Exhibits - the response to this portion of Item 15 is submitted as a separate section of this report.
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

INTERGRAPH CORPORATION By: /s/ R. Halsey Wise R. Halsey Wise President, Chief Executive Officer, and Director	Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Sidney L. McDonald	Chairman of the Board and Director	March 14, 2006

Sidney L. McDonald
/s/ R. Halsey Wise	President, Chief Executive Officer, and	March 14, 2006

R. Halsey Wise	Director
/s/ Larry J. Laster	Senior Vice President, Treasurer, and	March 14, 2006

Larry J. Laster	Director
/s/ Anthony Colaluca, Jr.	Executive Vice President and Chief Financial	March 14, 2006

Anthony Colaluca, Jr.	Officer
/s/ Larry T. Miles	Vice President, Corporate Controller, and	March 14, 2006

Larry T. Miles	Chief Accounting Officer
/s/ Lawrence R. Greenwood	Director	March 14, 2006

Lawrence R. Greenwood
/s/ Thomas J. Lee	Director	March 14, 2006

Thomas J. Lee
/s/ Kevin M. Twomey	Director	March 14, 2006

Kevin M. Twomey
/s/ Linda L. Green	Director	March 14, 2006

Linda L. Green
/s/ Richard W. Cardin	Director	March 14, 2006

Richard W. Cardin
/s/ Michael D. Bills	Director	March 14, 2006

Michael D. Bills

INTERGRAPH CORPORATION AND SUBSIDIARIES
SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
(in thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2005 2004 2003	$13,214 $13,813 $15,436	991 341 2,662	2,243 (1) 940 (1) 4,285 (1)	$11,962 $13,214 $13,813
Allowance for obsolete inventory deducted from inventories in the balance sheet	2005 2004 2003	$ 8,600 $10,696 $16,306	1,534 615 3,621	4,737 (2) 2,711 (2) 9,231 (2)	$ 5,397 $ 8,600 $10,696
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventories reduced to net realizable value

EXHIBIT 21

INTERGRAPH CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF REGISTRANT

Name	State or Other Jurisdiction of Incorporation	Percentage of Voting Securities Owned by Parent
CadView Engineering Solutions B.V.	Netherlands	100
Intergraph Asia Pacific, Inc.	Delaware	100
Intergraph Benelux B.V.	Netherlands	100
Intergraph Canada, Ltd.	Canada	100
Intergraph China, Inc.	Delaware	100
Intergraph Consulting Inc.	Delaware	100
Intergraph Consulting Private Ltd.	India	100
Intergraph Corporation (N.Z.) Limited	New Zealand	100
Intergraph Corporation Pty. Ltd.	Australia	100
Intergraph Corporation Taiwan	Taiwan, R.O.C.	100
Intergraph CR spol. s r.o.	Czech Republic	100
Intergraph Danmark A/S	Denmark	100
Intergraph de Mexico, S.A. de C.V.	Mexico	100
Intergraph Deutschland GmbH	Germany	100
Intergraph Espana, S.A.	Spain	100
Intergraph European Manufacturing, L.L.C.	Delaware	100
Intergraph Finland Oy	Finland	100
Intergraph France SAS	France	100
Intergraph GmbH (Osterreich)	Austria	100
Intergraph Greater China, Ltd.	Hong Kong	100
Intergraph Hardware Technologies Company	Nevada	100
Intergraph Hong Kong Limited	Hong Kong	100
Intergraph Israel Software Development Center, Ltd.	Israel	100
Intergraph Italia, L.L.C.	Delaware	100
Intergraph Japan K.K.	Japan	100
Intergraph Korea, Ltd.	Korea	100
Intergraph Norge A/S	Norway	100
Intergraph Polska Sp. z o.o.	Poland	100
Intergraph Portugal Sistemas de Computacao Grafica, S.A.	Portugal	100
Intergraph Process & Building Solutions Philippines, Inc.	Philippines	100
Intergraph Process Power and Offshore (M) SDN. BHD.	Malaysia	100
Intergraph Process Power and Offshore Pte Ltd.	Singapore	100
Intergraph Properties Company	Nevada	100
Intergraph Public Safety (New Zealand) Limited	New Zealand	100
Intergraph Public Safety Belgium N.V./S.A.	Belgium	100
Intergraph Public Safety Deutschland, GmbH	Germany	100
Intergraph Public Safety Pty. Ltd.	Australia	100
Intergraph Public Safety U.K., Ltd.	United Kingdom	100
Intergraph Services Company, Inc.	Delaware	100
Intergraph Servicios de Venezuela C.A.	Venezuela	100
Intergraph Software Technologies Company	Nevada	100
Intergraph Sverige AB	Sweden	100
Intergraph Switzerland A.G.	Switzerland	100
Intergraph Systems (Shenzhen) Co. Ltd.	China	100
Intergraph UK, Ltd.	United Kingdom	100
M&S Computing Investments	Delaware	100
Pelican Forge Software Corporation	Canada	100
Poppenhäger Grips GmbH	Germany	100
Public Safety France, SAS	France	100
Teranetix Europe B.V.	Netherlands	100
Teranetix Germany GmbH	Germany	100
Worldwide Services Inc.	Delaware	100
Z/I Imaging Corporation	Delaware	100
Z/I Imaging Hellas, S.A	Greece	100
Z/I Imaging Limited	Ireland	100