Form 10-Q
period 2006-03-31
INTERGRAPH CORP
filed 2006-05-10
CIK 351145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   X        Accelerated filer            Non-accelerated filer

Common stock, par value $0.10 per share:  29,357,918 shares
outstanding as of April 30, 2006

INTERGRAPH CORPORATION
FORM 10-Q*
March 31, 2006

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at March 31, 2006, and December 31, 2005		2

	Consolidated Statements of Income for the three months ended March 31, 2006, and 2005		3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006, and 2005		4

	Notes to Consolidated Financial Statements		5 - 16

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24 - 25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	25 - 26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 6.	Exhibits	27

SIGNATURES			28

* Information contained in this Quarterly Report on Form 10-Q includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934.  Actual results may differ materially from those projected in the forward-looking statements.  Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005

(In thousands, except share and per share amounts)

Asset
Cash and cash equivalents	$105,856	$218,897
Short-term investments	108,830	88,280
Accounts receivable, net	165,399	158,295
Inventories, net	26,460	23,467
Receivables from IP-related litigation	15,250	5,805
Other current assets	36,129	34,024

Total current assets	457,924	528,768
Investments	9,309	9,375
Capitalized software development costs, net	23,143	23,482
Other assets, net	20,649	9,890
Property, plant, and equipment, net	49,413	49,079

Total Assets	$560,438	$620,594

Liabilities and Shareholders' Equity
Trade accounts payable	$19,135	$17,172
Accrued compensation	31,314	38,518
Other accrued expenses	42,120	41,290
Deferred revenue	58,699	58,489
Income taxes payable	38,479	38,104
Short-term debt	456	453

Total current liabilities	190,203	194,026

Deferred income taxes	7,168	7,177
Long-term debt	201	318
Other noncurrent liabilities	191	211

Total noncurrent liabilities	7,560	7,706

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	176,835	191,275
Deferred compensation	---	(13,462)
Retained earnings	895,766	881,719
Accumulated other comprehensive income	9,051	8,651

	1,087,388	1,073,919
Less - cost of treasury shares (28,113,970 at March 31, 2006, and 28,250,554 at December 31, 2005)	(724,713)	(655,057)

Total shareholders' equity	362,675	418,862

Total Liabilities and Shareholders' Equity	$560,438	$620,594

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,	2006	2005

(In thousands, except per share amounts)

Revenues
Systems	$71,789	$69,010
Maintenance	36,979	36,500
Services	30,258	30,978

Total revenues	139,026	136,488

Cost of revenues
Systems	33,497	33,071
Maintenance	10,655	10,962
Services	21,308	22,803

Total cost of revenues	65,460	66,836

Gross profit	73,566	69,652

Operating expenses
Product development	16,007	14,999
Sales and marketing	30,262	30,376
General and administrative	16,375	16,686
Restructuring charges	4,674	1,694

Total operating expenses	67,318	63,755

Income from operations	6,248	5,897

Intellectual property income, net	13,456	127,840
Interest income	2,247	1,973
Gains on sales of assets	267	---
Other income (expense), net	529	(200)

Income before income taxes	22,747	135,510

Income tax expense	(8,700)	(53,580)

Net income	$14,047	$81,930

Net income per share ‑ basic	$0.48	$2.50
‑ diluted	$0.44	$2.40

Weighted average shares outstanding ‑ basic	29,213	32,807
‑ diluted	31,585	34,202

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2006	2005

(In thousands)

Cash Provided By (Used For): Operating Activities:
Net income	$14,047	$81,930
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,368	2,121
Amortization	4,062	4,207
Stock based compensation	1,758	801
Net change in restructuring liabilities	3,179	168
Provisions for losses on accounts receivable	(32)	114
Income taxes payable	371	50,705
Noncurrent portion of deferred taxes	(6)	(313)
Receivables from IP-related litigation	(9,445)	25,167
Net changes in other assets and liabilities	(19,228)	(16,249)

Net cash provided by (used for) operating activities	(2,926)	148,651

Investing Activities:
Net proceeds from sales of assets	948	274
Purchases of property, plant, and equipment	(1,616)	(2,098)
Purchases of short-term investments	(69,855)	(49,755)
Proceeds from maturities of short-term investments	49,305	65,282
Capitalized software development costs	(2,834)	(2,386)
Business acquisitions, net of cash acquired	(12,988)	(1,206)
Other	(793)	(1,480)

Net cash provided by (used for) investing activities	(37,833)	8,631

Financing Activities:
Debt repayment	(114)	(103)
Treasury stock repurchases	(73,778)	(150,884)
Proceeds of employee stock purchases and exercises of stock options	1,386	1,515

Net cash used for financing activities	(72,506)	(149,472)

Effect of exchange rate changes on cash	224	(2,937)

Net increase (decrease) in cash and cash equivalents	(113,041)	4,873
Cash and cash equivalents at beginning of period	218,897	224,978

Cash and cash equivalents at end of period	$105,856	$229,851

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Intergraph Corporation ("Intergraph" or the "Company") is a leading global supplier of spatial information management software.  The unaudited consolidated financial statements include the accounts of Intergraph Corporation and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Annual Report").

The operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  SFAS No. 123(R) requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.  The Company adopted SFAS No. 123(R) on January 1, 2006 and applied the modified prospective transition method.  Under this transition method, the Company (1) did not restate prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare its SFAS No. 123 pro forma disclosures.

Prior to adopting SFAS No. 123(R), the Company accounted for its share-based payment awards using the intrinsic value method of APB No. 25 and related interpretations, under which the Company did not record compensation expense for employee share options.

The Company maintains a stock purchase plan and a fixed equity incentive plan for the benefit of its employees and directors.  Under the stock purchase plan, employees may purchase stock of the Company at 85% of the closing market price of the Company's stock as of the last pay date of each calendar month. This plan was previously accounted for as a non-compensatory plan under APB No. 25.  Compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company's stock at the date of purchase.

Under the fixed equity incentive plan, stock options, restricted stock awards, and restricted stock units ("RSUs") may be granted and issued to employees and directors.  Stock options may be granted at exercise prices that are equal to or greater than the fair market value of the Company's stock on the date of grant, depending on the terms of the plan.  Prior to adopting SFAS No. 123(R), compensation expense for stock options, equal to the excess of fair market value on the date of grant over the exercise price, if any, would be recognized over the vesting period for options only if granted at less than fair market value.  Compensation expense for restricted stock awards and RSUs, equal to the fair market value of the stock on the date of grant, is recognized straight-line over the applicable vesting period.

Options generally vest over four years, but can vest at different intervals. Generally, options may be exercised up to ten years after the date of grant, but generally expire 90 days after termination of employment for the shares that were vested at the date of termination. The following is a summary of stock options for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price per Option

Outstanding at January 1, 2006	1,282,901	$15.54
Granted	---	---
Exercised	(80,445)	10.68
Forfeited	(26,000)	22.08

Outstanding at March 31, 2006	1,176,456	15.73

Details of stock options outstanding as of March 31, 2006 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)

Vested or expected to vest	1,163,889	$15.64	5.92	$30,279
Exercisable	727,021	$11.54	4.95	21,895

For the quarter ended March 31, 2006, the Company issued 101,000 shares of restricted stock.  The value at issuance of the restricted stock and RSUs is being amortized over the applicable vesting period (generally four years).  The restricted stock award amortization expense for the quarters ended March 31, 2006 and March 31, 2005, was $1.4 million and $801,000, respectively.  As of March 31, 2006, the Company had approximately $16.8 million of unrecognized compensation expense related to unvested restricted shares.  The Company expects to recognize this restricted award compensation expense over a weighted average period of 2.3 years.

The weighted-average grant-date fair value of restricted stock awards granted during first quarter 2006 and 2005 was $38.83 and $28.48, respectively.  The total intrinsic value of restricted stock vested as of March 31, 2006 was $4.7 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $2.5 million.

The following is a summary of the non-vested restricted shares for the three months ended March 31, 2006:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share

Non-vested at January 1, 2006	641,628	$27.32
Granted	101,000	38.83
Vested	(140,615)	37.36
Forfeited	(15,862)	---

Non-vested at March 31, 2006	586,151	29.91

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the incremental stock-based compensation awards for periods prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS No. 123(R).

Three Months Ended March 31,	2005

(In thousands)

Net income, as reported	$81,930
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards (net of income tax)	(358)

Pro forma net income	$81,572

Basic income per share:
As reported	$2.50
Pro forma	$2.49

Diluted income per share:
As reported	$2.40
Pro forma	$2.39

For the quarter ended March 31, 2006, the Company reduced income from operations, income before income taxes, and net income for $319,000 ($0.01 per diluted common share) for compensation expense related to stock options (using the Black-Scholes option pricing-pricing model) and stock offered under the employee stock purchase plan.  This expense is an incremental expense as a result of adopting SFAS No. 123(R).  Stock-based compensation expense is classified in the statement of income, depending on the recipient's function.  At March 31, 2006, there was approximately $700,000 of total unrecognized compensation expense from stock-based compensation arrangements granted under the stock option plans, which is related to non-vested shares.  The compensation expense is expected to be recognized over a weighted-average period of approximately 2.3 years.  The Company did not grant any stock options for the quarter ended March 31, 2006.

Upon adoption of SFAS No. 123(R), the Company eliminated the $13.5 million of deferred compensation recorded in the shareholders' equity section of the consolidated balance sheet as of December 31, 2005 by reducing additional paid-in capital for $13.5 million.

For additional information about the Company's share-based payment awards and for additional disclosures required under SFAS No. 123(R), refer to Note 12 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.

NOTE 3 - INVENTORIES

Inventories at March 31, 2006, and December 31, 2005, are summarized as follows:

	March 31, 2006	December 31, 2005

(In thousands)

Raw materials	$8,703	$8,150
Work-in-process	8,713	8,068
Finished goods	6,659	5,479
Service spares	2,385	1,770

Totals	$26,460	$23,467

Inventories on hand at March 31, 2006, and December 31, 2005, relate primarily to continuing specialized hardware assembly activity in the Company's SG&I business segments, and to the Company's maintenance operations.

Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability.  The Company also capitalizes the cost of certification of significant software product enhancements and the cost of training material development.  Such capitalized costs are amortized on a straight-line basis (which results in greater amortization expense than the expected sales approach) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.2 million in first quarter 2006 compared to $3.3 million in first quarter 2005.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets), goodwill and other intangible assets, including patents and licenses.

At March 31, 2006, and December 31, 2005, the Company's intangible assets and related accumulated amortization consisted of the following:

	March 31, 2006			December 31, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

(In thousands)

Capitalized software development	$77,912	$(54,769)	$23,143	$75,078	$(51,596)	$23,482
Other intangible assets	48,919	(37,220)	11,699	43,281	(36,331)	6,950
Goodwill	6,326	---	6,326	208	---	208

Totals	$133,157	$(91,989)	$41,168	$118,567	$(87,927)	$30,640

The Company recorded amortization expense of $4.1 million and $4.2 million for first quarter 2006 and 2005, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2006, each of the succeeding five years, and thereafter is as follows: $12 million in 2006, $9 million in 2007, $5 million in 2008, $4 million in 2009, $3 million in 2010, $1 million in 2011, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after March 31, 2006.  In compliance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested for impairment at least annually.  The Company regularly evaluates its intangible assets for impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

See Note 19 regarding the Company's February 2006 acquisition of Alias Ltd. ("Alias") and the resulting goodwill.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $92.8 million and $93.0 million at March 31, 2006 and December 31, 2005, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by (used for) operations are as follows:

Three Months Ended March 31,	2006	2005

(In thousands)

(Increase) decrease in:
Accounts receivable, net	$(5,146)	$8,746
Inventories, net	(3,019)	(1,526)
Deferred tax assets	(67)	916
Other assets and liabilities	(2,625)	(2,240)
Increase (decrease) in:
Trade accounts payable	1,652	(5,400)
Accrued compensation and other accrued expenses	(10,220)	(12,798)
Refundable income taxes	280	638
Deferred revenue	(83)	(4,585)

Net changes in other assets and liabilities	$(19,228)	$(16,249)

There were no significant non-cash investing and financing transactions in the three month periods ended March 31, 2006, and 2005.

NOTE 8 - EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback ("ASB") contracts are the Company's common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended March 31, 2006, and 2005, these dilutive common stock equivalents were 2,372,000 and 1,395,000, respectively.  For the quarter ended March 31, 2006, there were 1,613,000 shares from the presumed settlement of the March 2005 ASB that were included in the dilutive common stock equivalents referenced above.  This March 2005 ASB was settled using cash on March 24, 2006, and therefore the presumed settlement shares are no longer considered outstanding as a dilutive common stock equivalent after this date.  The $72.0 million cash payment to settle the ASB was recorded as an increase to treasury stock.  For the quarter ended March 31, 2005, there were 135,000 shares from the presumed settlement of the July 2004 ASB that were included in the dilutive common stock equivalents reference above.  This July 2004 ASB was settled using cash on April 29, 2005, and therefore the presumed settlement shares are no longer considered outstanding as a dilutive common stock equivalent after this date.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

Three Months Ended March 31,	2006	2005

(In thousands)

Net income	$14,047	$81,930
Unrealized holding losses arising during the period	---	(7)
Translation adjustment for financial statements denominated in a foreign currency	400	(3,668)

Comprehensive income	$14,447	$78,255

There was no income tax effect related to the items included in other comprehensive income for first quarter 2006 and 2005, respectively.

NOTE 10 - RESTRUCTURING CHARGES

In April 2005, the Company announced that as part of its business transformation efforts it was realigning its organizational structure and streamlining its global operations (the "Reorganization").  These restructuring activities are expected to be completed by the end of the second quarter of 2006.  The Company currently estimates that total restructuring charges for the Reorganization realignment will be between $19.2 million and $20.2 million, with total estimated costs for SG&I to be between $14.4 million and $14.9 million, for PP&M to be between $900,000 and $1.0 million, and for Corporate to be between $3.9 million and $4.3 million.  Total severance benefits are estimated between $15.2 million and $16.2 million and other associated costs are estimated at approximately $4.0 million. Total expenses related to the Reorganization for first quarter 2006 were $4.7 million, of which $2.6 million and $2.1 million were reported by SG&I and Corporate, respectively.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Severance benefits for first quarter 2006 totaled $3.5 million, and other associated costs, consisting primarily of consulting fees, totaled $1.2 million.  Cumulative expenses related to the Reorganization through the first quarter 2006 were $14.7 million, of which $11.6 million, $679,000, and $2.4 million were reported by SG&I, PP&M, and Corporate, respectively.  Cumulative severance benefits through first quarter 2006 totaled $11.6 million, and other associated costs, consisting primarily of consulting fees, totaled $3.0 million.  The following table sets forth a reconciliation of the year-to-date restructuring charges for severance and other associated costs to the ending severance liability for the restructuring plan which is reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheet.  The liability balance at March 31, 2006 represents the remaining liabilities on severance benefits and other associated costs payable at various dates through 2006.

	One-time Severance	Other Associated Costs	Total Restructuring

(In thousands)

Accrual balance, December 31, 2005	$1,865	$373	$2,238
Restructuring charges - Q1 2006	3,508	1,166	4,674
Costs paid or otherwise settled - Q1 2006	(2,613)	(1,163)	(3,776)
Foreign currency exchange - Q1 2006	43	---	43

Accrual balance, March 31, 2006	$2,803	$376	$3,179

In first quarter 2005, the Company recorded $1.7 million in restructuring costs, with $1.0 million in SG&I and $690,000 in Corporate, in an effort to align costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All activities for this restructuring effort were completed by March 31, 2005.  Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation expenses, totaled $65,000. No accrued liability remains for these costs at March 31, 2006.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In the first quarter 2006, the Company recorded net Intellectual Property ("IP") income of $13.5 million which included $15.0 million in income from a patent license agreement with Sony Corporation of Japan ("Sony") and $250,000 in royalties from Gateway Inc. ("Gateway"), offset by $1.8 million in legal fees and other related expenses associated with patent enforcement.  In first quarter 2005, the Company recorded net IP income of $127.8 million which included $141.1 million in income from a settlement agreement with Hewlett-Packard Co.TM ("HP") and $242,000 in royalties from Gateway, offset by $13.5 million in legal fees and other related expenses associated with patent litigation.

For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.

NOTE 12 - SHORT-TERM INVESTMENTS

Short-term investments include debt securities classified as available-for-sale as well as other securities purchased with initial maturities greater than 90 days.  The Company's short-term investments in certain market auction rate securities and variable rate demand notes have maturity dates that can be several years away but have features that allow the holder to resell the securities on periodic dates that generally range from one to thirty-five days.  The Company systematically and regularly sells these securities when the dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt securities as of March 31, 2006 and December 31, 2005, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale securities	March 31, 2006	December 31, 2005

(In thousands)

Due within one year	$ ---	$ ---
Due after one year through five years	4,100	400
Due after five years through ten years	2,625	5,360
Due after ten years	102,105	82,520

Total short-term investments	$108,830	$88,280

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

The Corporate segment includes general corporate functions.  Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer ("CEO"), Chief Operating Officer, Chief Financial Officer ("CFO"), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors, internal and external audit, and other costs that are directly the result of Intergraph being a publicly held company.

The Company evaluates the performance of its business segments based on revenue and income (loss) from operations.  The accounting policies of the reportable segments are consistent with those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company's 2005 Annual Report).  Sales between the business segments are accounted for under a transfer pricing policy.  Transfer prices approximate prices that would be charged for the same or similar products and services sold to unrelated buyers.

The following table sets forth revenues and operating income (loss) by business segment for the quarter ended March 31, 2006 and 2005.  The information in the table for 2005 has been reclassified to provide comparability with the current-year presentation.

Three Months Ended March 31,	2006	2005

(In thousands)

Revenues:
PP&M:
Unaffiliated customers	$46,608	$38,345
Intersegment revenues	196	372

	46,804	38,717

SG&I:
Unaffiliated customers	91,387	96,573
Intersegment revenues	869	1,082

	92,256	97,655

Corporate:
Unaffiliated customers	1,031	1,570
Intersegment revenues	37	73

	1,068	1,643

	140,128	138,015

Eliminations	(1,102)	(1,527)

Total Revenues	$139,026	$136,488

Operating income (loss):
PP&M	$10,507	$6,343
SG&I	3,680	5,798
Corporate	(7,939)	(6,244)
Eliminations	---	---

Total	$6,248	$5,897

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include IP income and expense, interest income, gains on sales of assets, and other income and expense, net.  See Note 11 of Notes to Consolidated Financial Statements and Non-Operating Income and Expense in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for comparative detail of these items.

The Company does not evaluate performance or allocate resources based on assets.  For further information, see "Results by Operating Segment" in MD&A.

NOTE 14 - LETTERS OF CREDIT

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.1 million at March 31, 2006, and $6.0 million at December 31, 2005, secured by $8.2 million in securities for both March 31, 2006 and December 31, 2005.  The majority of such securities are recorded as short-term investments.

On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros.  This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph Corporation.   As of March 31, 2006, letters of credit totaling 2.2 million euros were issued against this line of credit.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it.  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees," which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  On April 14, 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 1, 2006 to adopt SFAS No. 123(R).  The Company adopted SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28."  SFAS No. 154 requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied.  APB Opinion No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  In addition, SFAS No. 154 carried forward, without change, the guidance contained in APB Opinion No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006, with earlier adoption allowed.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, SFAS No. 156 permits an entity to choose between the amortization method or fair value measurement method for each class of separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's results of operations or financial position.

NOTE 16 - LITIGATION

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks. The Company continuously evaluates various strategies for the protection of its IP, including both licensing and litigation.  Such strategies are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the development of the Company's IP could materially adversely affect the Company's financial condition, results of operations, or prospects.  The Company has sought to protect its IP by engaging in both licensing and litigation.  The following is a discussion of developments related to the Company's IP enforcement activities.

Clipper System Patents:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.™ ("Dell"), Gateway, and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.  As previously reported, the Company reached settlements with all three defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

On September 26, 2005, the Company entered into a patent license agreement with Fujitsu Limited ("Fujitsu"), under which Fujitsu made a one-time up-front royalty payment of $9.8 million which was based on a 1% royalty for the products being licensed. As part of the agreement, Fujitsu obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products, and the Company obtained an option to take a royalty-bearing license to certain Fujitsu patents.

On March 31, 2006, the Company entered into a patent license agreement with Sony.  The terms of the agreement require Sony to make a one-time, up-front royalty payment of $15.0 million for a paid-up worldwide license to the Company's patent portfolio.  Intergraph recorded after-tax IP income from this agreement of approximately $8.6 million, net of all fees and expenses, in the first quarter of 2006.

On April 24, 2006, the Company announced a patent license agreement with Acer Incorporated ("Acer").  Under the terms of the agreement, Acer will make a one-time, fully paid-up royalty payment of $7.5 million based on a 1% royalty on applicable product revenue.  The Company expects to record after-tax IP income from this agreement of approximately $4.3 million, net of all fees and expenses, in the second quarter of 2006.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI"), seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  Thereafter, BSI asserted counterclaims against the Company which alleged that the Company breached the parties' asset purchase agreement.  The Alabama case was submitted to the trial court in April 2004.  In early May 2004, the trial court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 in 2004.  Thereafter, BSI appealed the court decision.

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

NOTE 17 - INCOME TAXES

The Company recorded income tax expense of $8.7 million for the first quarter of 2006, compared to an income tax expense of $53.6 million for the first quarter of 2005.  The Company had income before taxes of $22.7 million in the first quarter of 2006, compared to $135.5 million in the first quarter of 2005.

Income tax expense for the first quarter of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization.

Income tax expense for the first quarter of 2005 is attributable to taxes on IP income, a one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004, U.S. operations, and individually profitable majority-owned foreign subsidiaries, partially offset by net operating loss utilization.

NOTE 18 - GAINS ON SALES OF ASSETS

In first quarter 2006, the Company recognized a gain of $533,000 for the sale of its investment in Intertech Solutions Ireland, Limited, and a loss of $266,000 from the sale of its Teranetix European operations.

NOTE 19 - BUSINESS ACQUISITION

In February 2006, the Company acquired all of the outstanding stock of Alias, a software company based in Runcorn, England, for cash of approximately $13.4 million.  The Company accounted for the acquisition using the purchase method of accounting for a business combination, by recording intangible assets of $4.9 million, which are being amortized over various useful lives between five and fifteen years, and goodwill of $5.8 million, which will not be amortized in accordance with SFAS No. 142.  The accounts and results of operations of Alias are included with PP&M from the date of acquisition, and had no material impact to results from operations for the quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, any projections or expectations regarding future results, including revenue, operating income levels, margins, and cash flows; expectations regarding future market conditions; and the Company's organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its divisions and business units; information regarding the development, timing of introduction, exportability, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations, and objectives of management for future operations.  Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in the Company's efforts to improve its operating performance (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company's organizational realignment; material changes with respect to the Company's business, litigation, or the securities markets; risks associated with doing business internationally (including foreign currency fluctuations and export controls); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements, including reductions in funding or spending for, or scope of, government projects; ability to identify suitable sources of growth and to identify and execute upon suitable acquisition targets at reasonable prices; ability to improve margins; adverse trends in energy demand and prices; ability to attract or retain key personnel; the ability to access or deliver the technology necessary to compete in the markets served; potential obsolescence or exhaustion of the Company's IP rights, and changes in the market value of licensed products; the ability, timing, and costs to enforce and protect the Company's IP rights; risks associated with various ongoing litigation proceedings and other disputes; and other risks detailed in the Company's press releases or in its annual, quarterly, or other filings with the SEC.  The Company undertakes no obligation to make any revision to any forward-looking statement or to update any such statement to reflect events or circumstances occurring after the date thereof.  Accordingly, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

Overview

Intergraph is a leading global supplier of spatial information management software.  Intergraph's core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations.  Intergraph's technology enables customers to create intelligent maps, manage assets and infrastructure, build and better manage plants and ships, and dispatch, command, and control emergency services.  Founded in 1969, the Company was a pioneer of computer graphics software and services in the commercial and government sectors and has delivered numerous innovations in interactive graphics solutions.  The Company's divisions offer software, professional services, and maintenance solutions to satisfy engineering, design, modeling, analysis, mapping, and information technology ("IT") needs.   Products and services are sold through industry-focused direct and indirect sales channels worldwide, with slightly more than half of revenues generated outside the U.S., primarily in Europe and Asia Pacific.

Over the past several years, the Company has taken significant measures to transform itself from a hardware provider to a company focused on software and services.  These measures included extensive reductions in its workforce and the sale of several non-core business units and assets.  In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000, it ceased the development of most of its remaining hardware products.  These actions contributed to the Company's return to profitability in 2001. The Company's profitability continued in 2002 and 2003 although income from operations as a percentage of revenues was less than 3% in each of these years.  In 2004, operating income increased as a percentage of revenue to 6.2% as a result of higher gross margins and general and administrative expense reductions from restructuring initiatives.

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

Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth.  The Company's strategy is to pursue opportunities in its markets through organic growth and investments in research and development.  The Company will also seek to acquire companies or technologies, particularly within the security or process industry markets.

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

The Company has also identified some areas for improvement related to revenue growth, gross margin and operating costs.  The Company believes it sells too little software for its current level of development spending.   Also, the combination of this revenue mix and the difference in gross margins between software sales and services projects contributes to the Company's relatively lower operating performance.  As part of its efforts to improve performance, the Company is seeking to increase the software related components of its revenue and to improve the efficiency of its research and development efforts by emphasizing expected returns, strategic importance, and innovation.

Additionally, the Company believes that certain of its past sales and marketing efforts were too business-unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize cross-selling and teamwork among its business units and divisions.  For example, the  SG&I division has allowed the Company to fuse its spatial and security products to provide a differentiated solution to address the heightened demand for global security and critical infrastructure protection projects.

The Company also believes its general and administrative costs are too high given its goal to improve operating performance.  As a result, the Company is working to improve its general and administrative processes and systems in an effort to reduce costs.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in Item 1A of Part II of this report.

In April 2005, consistent with its Strategic Plan, the Company announced a realignment of its organizational structure and streamlined its global operations from four to two divisions (the Reorganization) -- PP&M and the newly formed SG&I.  Intergraph's SG&I division consists of core operations that previously existed in Intergraph Mapping and Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety.  The organizational realignment is intended to: (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by better leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.  In total, the Company has eliminated approximately 315 positions and reported restructuring charges of $14.7 million related to the Reorganization in the second quarter of 2005 through first quarter of 2006. The Company expects the Reorganization to be completed by the end of the second quarter of 2006 and estimates that total restructuring charges for the remainder of the Reorganization will be an additional $4.5 - $5.5 million in the second quarter of 2006.  The Company estimates that the entire Reorganization will generate gross expense savings on an annual basis in the range of $26.0 - $29.0 million.  As part of the Company's transformation effort and in conjunction with its Strategic Plan, Intergraph plans to invest a portion of the gross expense savings generated by the Reorganization into research and development for core product upgrades, IT and system improvements, expansion of sales channels, and targeted growth opportunities where the Company believes it has differentiated capabilities.  Given the expected completion of the Reorganization in the second quarter of 2006, the Company believes continued increases in profitability in future periods will depend upon, among other things, the ability to increase revenues.

In late fiscal year 2003, the Company outlined its intention to improve operating margins (income from operations divided by revenue) to levels more in line with its peer groups.  While primarily focused on operating margins, management also monitors revenue, gross margins, and operating expenses for each division and the Company as a whole.  The Company anticipates modest revenue growth and slight improvements in gross margins for 2006.  This revenue and margin growth is expected to be partially offset by increased operating expenses, including significant restructuring charges noted above, resulting in higher income from operations than in 2005.  As part of restructuring, and similar to the last two years, the Company anticipates that income from operations will grow at rates greater than revenue in 2006.

Revenue for the first quarter of 2006 was $139.0 million, an increase of 2% from the $136.5 million reported in the first quarter of 2005.  Operating income for the quarter was $6.2 million, or 4.5% of revenue, compared to $5.9 million, or 4.3% of revenue, reported in the first quarter of 2005.  The Company reported a restructuring charge of $4.7 million in the first quarter of 2006, compared to $1.7 million in the first quarter of 2005.

Net income for the quarter was $14.0 million, or $0.44 per diluted share, compared to $81.9 million, or $2.40 per diluted share, reported in the first quarter of 2005.  Net income includes approximately $8.5 million and $81.2 million of after-tax IP income, net of all fees and expenses, in the first quarter of 2006 and 2005, respectively.

Most of the Company's income before taxes in the last five calendar years originated from $768.4 million of IP income, net, $32.2 million of gains on sales of non-core assets, and $33.3 million of interest income.  The Company owns various IP as a result of its research and design efforts, much of which was retained from hardware operations previously exited by the Company.  The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  In order to protect shareholder interests, the Company has defended the value of its IP portfolio through licensing and litigation.  The Company may elect to pursue additional IP litigation in the future.  In the first quarter of 2006, the Company recorded IP income of $13.5 million which included $15.0 million in income from a patent license agreement with Sony and $250,000 in royalties from Gateway, offset by $1.8 million in legal fees and other related expenses associated with patent enforcement.  The terms of the Sony agreement require Sony to make a one-time, up-front royalty payment of $15.0 million for a paid-up worldwide license to Intergraph's patent portfolio.  In the first quarter of 2005, the Company announced that it had entered into a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million in cash.  The terms provided for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  In order to provide shareholders with the ability to better understand and monitor operating performance and improvement, all income and expenses associated with the IP portfolio, including legal expenses, are classified and reported in the "Other income (expense), net" section of the income statement.  The Company carries minimal debt of $657,000 (primarily for a capital lease) and has repurchased 25.8 million shares of its common stock for approximately $714.4 million from the beginning of 2001 through the first quarter of 2006.

The Company believes its addressable end markets are large and growing and is focused on improving its sales and marketing execution in an effort to increase its revenue growth rate over time.  Management monitors the orders and backlog metrics for systems and services to manage its sales efforts.  Orders represent the value of contracts sold in a period excluding maintenance contracts and multi-year contracts that require fiscal funding.  Backlog represents the remaining value of orders that have yet to be recognized as revenue at a point in time.  Many orders received by the Company relate to long-term projects that require the Company to recognize revenue based on percentage of completion, product delivery, and/or acceptance.  Therefore, the time between order acceptance and complete revenue recognition can be as long as 12-24 months.  Increasingly, the Company is being asked by customers to integrate its products with third party products, or to add additional custom functionality.  The uncertainty in timing from backlog to revenue recognition may cause non-linear fluctuations or variations in revenue.  Orders for the first quarter of 2006 were $121.1 million reflecting an increase of 16% over orders in the first quarter of 2005.  Backlog increased to $264.5 million at March 31, 2006 compared to $206.6 million at March 31, 2005, reflecting a 28% increase.  The increase in backlog is not indicative of increases in future revenues in any one period.

Fluctuations of the U.S. dollar in international markets could have a significant impact on the Company's results of operations.  In the first quarter of 2006, the Company estimates that the strengthening of the U.S. dollar in the Company's international markets, primarily in Europe, negatively impacted revenue by approximately 3.0%, reduced operating expenses by approximately 2.9%, and decreased the Company's net income by approximately $0.02 per diluted share in comparison to the first quarter of 2005.  A strengthening U.S. dollar could materially adversely affect the Company's future results of operations.

On March 22, 2005, the Company repurchased approximately 5.4 million shares from Goldman, Sachs & Co. ("Goldman Sachs") in a private transaction in connection with an ASB program. The shares were repurchased for an upfront payment of approximately $150.3 million or $27.74 per share, subject to a market price adjustment provision based on the volume weighted average market trading price of $41.06 per share over the period from May 2, 2005 through March 21, 2006. The total amount of this market price adjustment provision was approximately $72.0 million and was settled by the Company in cash on March 24, 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements.  As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.  The Company believes that of its significant accounting policies, those related to revenue recognition, capitalized software, deferred taxes, bad debt reserves, inventory, and stock based compensation may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005.  On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 1, 2006 to adopt Statement 123(R).  SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method.  SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company adopted SFAS No. 123(R) on January 1, 2006 on the modified prospective basis, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant date fair value of those awards.

Management believes there have been no other significant changes during the three months ended March 31, 2006 to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2005 Annual Report.

RESULTS OF OPERATIONS

Revenues

Total revenues for first quarter 2006 were $139.0 million, 2% higher than first quarter 2005.

Sales outside the United States represented approximately 54% of total revenues in 2006, flat with 2005 levels.  European sales were 33% in 2006, flat with 2005 levels.  Sales in Asia were 10% in 2006, a decrease from 2005 level of 12%.  Revenues in 2006 for other international regions were 11% of total revenues, up from 2005 level of 8%.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenues in first quarter 2006 were $71.8 million, up 4% from first quarter 2005.  The increase in revenues in 2006 is the result of growth in core plant design software and the adoption of new technology in the PP&M segment for $3.2 million, an increase in the PP&M segment software lease base and subscription revenues for $2.4 million, and an increase of $2.5 million in the SG&I segment for progress on long-term contracts, offset by decreases of $3.9 million on digital mapping camera sales and approximately $2.0 million as a result of the stronger U.S. dollar.

Maintenance:  Maintenance revenues totaled $37.0 million in first quarter 2006, up 1% from first quarter 2005.  The increase in 2006 revenues includes an increase of $1.1 million in the PP&M segment from software lease base contracts, and $642,000 resulting from business acquisitions, offset by the effect of the strengthening of the U.S. dollar against foreign currencies for $1.3 million.

Services:  Services revenues, consisting of revenues from implementation, consulting and training services, totaled $30.3 million for first quarter 2006, down 2% from first quarter 2005.  The decrease for 2006 includes $3.2 million for the completion of a large U.S. Government contract and $798,000 for a stronger U.S. dollar against foreign currencies offset by increases of $2.9 million representing growth in the PP&M segment and $611,000 resulting from business acquisitions.

Gross Margin

The Company's total gross margin for first quarter 2006 was 53%, compared to first quarter 2005 margin of 51%.

Systems:  Systems margin was 53% for first quarter 2006, up from 52% for first quarter 2005.  The margin improvement for first quarter 2006 over first quarter 2005 represents growth in software and lease products in the PP&M segment, offset by lower margin system service contracts in the SG&I segment.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Also, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for first quarter 2006 was 71%, up from 70% for first quarter 2005.  The improvement in margin for 2006 includes higher revenues and lower costs resulting from the Company's organizational realignment efforts.

Services:  Services margin was 30% for first quarter 2006, up from 26% for first quarter 2005.  The improvement in services margin in 2006 includes higher margin SG&I contracts in Europe and the completion of a large, lower margin U.S. Government contract in the SG&I segment at the end of 2005.

Operating Expenses

Operating expenses were $67.3 million for first quarter 2006, up 6% from first quarter 2005.

Product Development Expenses:  Product development expenses were $16.0 million for first quarter 2006, up 7% from first quarter 2005 levels.  The increase for 2006 includes $1.2 million for the Company's enhancement of its development capabilities as a part of the global realignment and $477,000 resulting from business acquisitions, offset by an increase in costs eligible for capitalization under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," for $511,000 and a decrease due to a stronger U.S. dollar for $342,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $30.3 million for first quarter 2006, down slightly from the first quarter 2005 level.  The decrease in 2006 resulted from a strengthening of the U.S. dollar against foreign currencies of $949,000 and cost savings from the Company's realignment of its organizational structure and streamlining of global operations of $673,000, offset by efforts to improve market share for $1.0 million and increased costs resulting from the acquisition of new businesses of $216,000.

General and Administrative Expenses:  General and administrative expenses were $16.4 million for first quarter 2006, down 2% from the first quarter 2005 level.  The decrease for 2006 includes cost savings from the Company's realignment of its organizational structure and streamlining of global operations of $457,000 and a decrease from a stronger U.S. dollar of $391,000, offset by a higher bad debt expense of $604,000.

Restructuring Charges:  In first quarter 2006 the Company recorded restructuring charges of $4.7 million in the Corporate and SG&I segments related to a realignment of its organizational structure and streamlining of global operations.  In the first quarter 2005, the Company recorded restructuring charges of $1.7 million in the Corporate and SG&I segments related to a realignment of costs with revenues.  For additional information regarding restructuring charges, see the Company's 2005 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

Non-Operating Income and Expense

Intellectual Property:  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from settlements and licensing of the Company's IP, net of legal fees and other expenses associated with maintaining and defending the Company's IP.

In the first quarter 2006, the Company recorded net IP income of $13.5 million which included $15.0 million in income from a patent license agreement with Sony and $250,000 in royalties from Gateway, offset by $1.8 million in legal fees and other related expenses associated with patent enforcement.  In first quarter 2005, the Company recorded net IP income of $127.8 million which included $141.1 million in income from a settlement agreement with HP and $242,000 in royalties from Gateway, offset by $13.5 million in legal fees and other related expenses associated with patent litigation.

See Notes 11 and 16 of Notes to Consolidated Financial Statements for quarter ended March 31, 2006, and the Company's 2005 Annual Report for additional information about these transactions.

Gain on Sale of Assets:  In first quarter 2006, the Company recognized a gain of $533,000 for the sale of its investment in Intertech Solutions Ireland, Limited, and a loss of $266,000 from the sale of its Teranetix European operations.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In first quarter 2006, other income of $529,000 included a $479,000 building rental income, net of expenses.  In first quarter 2005, other expense of $200,000 included a $273,000 foreign exchange loss, offset by building rental income, net of expenses, of $204,000.

Income Taxes

The Company recorded income tax expense of $8.7 million for the first quarter of 2006, compared to an income tax expense of $53.6 million for the first quarter of 2005.  The Company had income before taxes of $22.7 million in the first quarter of 2006, compared to $135.5 million in the first quarter of 2005.

Income tax expense for the first quarter of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization.

Income tax expense for the first quarter of 2005 is attributable to taxes on IP income, a one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004, U.S. operations, and individually profitable majority-owned foreign subsidiaries, partially offset by net operating loss utilization.

See the Company's 2005 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In first quarter 2006, PP&M earned operating income of $10.5 million on revenue of $46.8 million, compared to first quarter 2005 operating income of $6.3 million on revenue of $38.7 million.  The increase in operating income was primarily due to increased revenue attributed to business growth, partially offset by higher operating expenses, predominantly in sales and marketing functions to support the growth in business.  The increase in revenue was primarily due to growth in core plant design software, the adoption of new technology, increased software lease base, and the related increases in maintenance and services revenue generated by these products.

In first quarter 2006, SG&I earned operating income of $3.7 million on revenue of $92.3 million, compared to first quarter 2005 operating income of $5.8 million on revenue of $97.7 million.  The decrease in operating income was primarily the result of a $1.6 million increase in restructuring charges and decreased revenue, partially offset by lower sales and marketing expenses.  The decrease in revenue was primarily due to a decrease in digital mapping camera sales and the completion of a large U.S. Government contract at the end of 2005.

In first quarter 2006, Corporate reported an operating loss of $7.9 million on revenue of $1.1 million, compared to a first quarter 2005 operating loss of $6.2 million on revenue of $1.6 million.  The increased operating loss was primarily attributed to a $1.4 million increase in restructuring charges combined with a decline in revenue.  The decline in revenue was primarily due to decreased European logistics revenue.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, cash and cash equivalents and short-term investments totaled $214.7 million compared to $307.2 million at December 31, 2005.  Non-operating events that may require the use of cash include possible acquisitions of companies or technologies, the Company's patent litigation and enforcement program, and its stock repurchase program.

The Company had debt of $657,000 and $771,000 at March 31, 2006, and December 31, 2005, respectively.  This debt is a capital lease obligation. The initial term expired in October 2005 and was automatically renewed for twelve months.  The lease will automatically renew for five additional twelve-month periods although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at March 31, 2006, and December 31, 2005, was a capital lease obligation, market risk of future increase in interest rates was not considered material.

On March 22, 2005, the Company repurchased 5.4 million shares from Goldman Sachs in a private ASB transaction at an initial price of $27.74 per share or an aggregate of $150.3 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  On March 24, 2006, the Company settled the ASB in cash for $72.0 million, based on a volume weighted average market trading price of $41.06 per share over the term of the agreement.

As of March 31, 2006, the Company's open market repurchase program had $21.3 million remaining available for future repurchases of stock.  The Company has repurchased approximately 25.8 million shares (including 10.0 million shares in a separate modified Dutch auction tender offer in December 2003 and 3.8 million shares and 5.4 million shares in connection with two separate ASBs) at a cost of $714.4 million since the share buyback program was initiated in late 2001.

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $6.1 million at March 31, 2006, and $6.0 million at December 31, 2005, secured by $8.2 million in securities at both March 31, 2006 and December 31, 2005.

REMAINDER OF THE YEAR

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on the Company's ability to increase revenue organically and/or by acquisition, the success of its reorganization initiatives, accurately anticipating customer requirements and technological trends, developing and delivering on a timely basis new products that are competitively priced, the ability of the Company to offer enhanced performance and meet customers' requirements for standardization and interoperability, the Company's ability to win new orders, and other factors.  Annual operating results could also be affected by global political events and worldwide political and economic changes in the markets served, including changes to and applicability of export controls.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  See "Overview" for information on the Company's Reorganization.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company will continue to protect its IP rights and therefore may incur significant legal expenses.  The ultimate impact of these matters is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in Item 1A of Part II of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2005 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For the first quarters of 2006 and 2005, approximately 54% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the strengthening of the U.S. dollar in its international markets reduced its first quarter 2006 results of operations by approximately $0.02 per share (diluted) in comparison to the first quarter of 2005.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe, Asia, and Canada.   Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one European subsidiary.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at March 31, 2006, or December 31, 2005, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash, cash equivalents, and short-term investments are generally invested in highly liquid, interest-bearing securities which may include time deposits, money market funds, commercial paper, U.S. government securities, and marketable debt securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that after-tax earnings could be affected by approximately $0.02 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Anthony Colaluca, Jr., CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of March 31, 2006.  Based upon their evaluation, they found the Company's disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks.  The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company's products.  Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company's registered and unregistered trademarks.  The Company has sought to protect its IP by engaging in both licensing and litigation.  The Company will continue to utilize various strategies for the protection of its IP in the interest of its shareholders.  Such strategies, including litigation and licensing, are subject to known and unknown risks and uncertainties.  Adverse developments with respect to the protection of the Company's IP could materially adversely affect the Company's financial condition, results of operations, or prospects.  The following is a discussion of the first quarter 2006 developments related to the Company's IP enforcement activities.

Clipper System Patents:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell, Gateway, and HP in the U.S. District Court for the Eastern District of Texas. The Clipper system patents relate to memory management technology. As previously reported, the Company reached settlements with all three defendants (Dell and Gateway in 2004 and HP in first quarter 2005). Pursuant to the terms of each settlement, Dell, Gateway and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

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

ITEM 1A.  RISK FACTORS

See factors set forth in the Cautionary Note Regarding Forward-Looking Statements in Part 1 Item 2 of this Quarterly Report on Form 10-Q and other risk factors as described in Item 1A of the Company's 2005 Annual Report on Form 10-K, which are incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2006 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

01/1/06 - 01/31/06	14,904	$42.75	14,904	$94,478
02/1/06 - 02/28/06	9,724	$36.84	9,724	94,120
03/1/06 - 03/31/06	20,361	$36.85	20,361	93,370

Total First Quarter	44,989	$38.80	44,989	$21,338	(4)

(1) Average price includes transaction costs.

(2) Shares repurchased are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was most recently amended on March 22, 2005 to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million.  The expiration date for this program is December 31, 2007.

(4) On March 22, 2005, the Company repurchased 5.4 million shares from Goldman Sachs in a private ASB transaction at an initial price of $27.74 per share or an aggregate of $150.3 million, subject to a market price adjustment provision based on the volume weighted average market trading price over the period from May 2, 2005 to March 21, 2006.  On March 24, 2006, the Company settled the ASB in cash for $72.0 million based on a volume weighted average market trading price of $41.06 per share over the term of the agreement.  This cash settlement reduced the dollar amount available for share repurchases to $21.3 million.

ITEM 6.          EXHIBITS

(a)	Exhibits

	Exhibit Number	Description

	10(aa)	Patent License agreement between Intergraph Corporation and Sony Corporation, Japan effective March 24, 2006 (1)

	10(bb)	Patent License agreement between Intergraph Corporation and Acer Incorporated effective April 21, 2006 (2)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated May 10, 2006

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony Colaluca, Jr. dated May 10, 2006

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Anthony Colaluca, Jr. dated May 10, 2006

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 6, 2006, under the Securities Exchange Act of 1934, File No. 0-9722.

(2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated April 27, 2006, under the Securities Exchange Act of 1934, File No. 0-9722.

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Anthony Colaluca, Jr.
	R. Halsey Wise President and Chief Executive Officer		Anthony Colaluca, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2006	Date:	May 10, 2006

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Chief Accounting Officer)

Date:	May 10, 2006