Form 10-Q
period 2006-06-30
INTERGRAPH CORP
filed 2006-08-09
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-9722

INTERGRAPH CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	63-0573222 I.R.S. Employer Identification No
One Madison Industrial Park, Huntsville, Alabama (Address of principal executive offices)	35894-0001 (Zip Code)
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
Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐      No ☒

Common stock, par value $0.10 per share:  29,426,759 shares
outstanding as of July 31, 2006

INTERGRAPH CORPORATION
FORM 10-Q*
June 30, 2006

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

Intergraph is a registered trademark of Intergraph Corporation.  All other marks referenced herein are the property of the referenced party.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005

(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$136,918	$218,897
Short-term investments	111,161	88,280
Accounts receivable, net	186,355	158,295
Inventories, net	25,808	23,467
Receivables from IP-related litigation	8,035	5,805
Other current assets	33,101	34,024

Total current assets	501,378	528,768
Investments	9,309	9,375
Capitalized software development costs, net	23,251	23,482
Other assets, net	21,126	9,890
Property, plant, and equipment, net	49,890	49,079

Total Assets	$604,954	$620,594

Liabilities and Shareholders' Equity
Trade accounts payable	$18,117	$17,172
Accrued compensation	37,918	38,518
Other accrued expenses	46,492	41,290
Deferred revenue	67,567	58,489
Income taxes payable	35,851	38,104
Short-term debt	462	453

Total current liabilities	206,407	194,026

Deferred income taxes	5,624	7,177
Long-term debt	83	318
Other noncurrent liabilities	172	211

Total noncurrent liabilities	5,879	7,706

Shareholders' equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	176,990	191,275
Deferred compensation	---	(13,462)
Retained earnings	912,538	881,719
Accumulated other comprehensive income	17,672	8,651

	1,112,936	1,073,919
Less - cost of treasury shares (27,941,414 shares at June 30, 2006, and 28,250,554 shares at December 31, 2005)	(720,268)	(655,057)

Total shareholders' equity	392,668	418,862

Total Liabilities and Shareholders' Equity	$604,954	$620,594

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

(In thousands, except per share amounts)

Revenues
Systems	$ 77,742	$75,370	$149,531	$144,380
Maintenance	41,785	38,087	78,764	74,587
Services	33,234	31,898	63,492	62,876

Total revenues	152,761	145,355	291,787	281,843

Cost of revenues
Systems	36,765	37,144	70,262	70,215
Maintenance	10,515	10,702	21,170	21,664
Services	24,242	23,104	45,550	45,907

Total cost of revenues	71,522	70,950	136,982	137,786

Gross profit	81,239	74,405	154,805	144,057

Operating expenses
Product development	15,590	15,201	31,597	30,200
Sales and marketing	31,704	31,712	61,966	62,088
General and administrative	16,279	15,717	32,654	32,403
Restructuring charges	5,716	1,984	10,390	3,678

Total operating expenses	69,289	64,614	136,607	128,369

Income from operations	11,950	9,791	18,198	15,688

Intellectual property income (expense), net	10,568	(584)	24,024	127,256
Interest income	1,654	1,791	3,901	3,764
Other income (expense), net	(800)	(239)	(4)	(439)

Income before income taxes	23,372	10,759	46,119	146,269

Income tax expense	6,600	3,220	15,300	56,800

Net income	$ 16,772	$7,539	$30,819	$89,469

Net income per share - basic	$ 0.57	$0.27	$1.05	$2.93
- diluted	$ 0.56	$0.25	$1.00	$2.79

Weighted average shares outstanding - basic	29,373	28,364	29,293	30,573
- diluted	30,051	30,003	30,793	32,028

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2006	2005

(In thousands)

Cash Provided By (Used For): Operating Activities:
Net income	$30,819	$89,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,874	4,223
Amortization of intangible assets and capitalized software	8,186	8,321
Stock based compensation	3,611	2,102
Net change in restructuring liabilities	4,530	836
Provisions for losses on accounts receivable	(90)	767
Income taxes payable	(750)	25,198
Noncurrent portion of deferred taxes	(1,553)	(832)
Receivables from IP-related litigation	(2,230)	49,858
Accounts receivable, net	(23,132)	1,414
Net changes in other assets and liabilities	3,063	(24,029)

Net cash provided by operating activities	26,328	157,327

Investing Activities:
Net proceeds from sales of assets	1,023	436
Purchases of property, plant, and equipment	(3,140)	(3,851)
Purchases of short-term investments	(120,250)	(87,750)
Proceeds from maturities of short-term investments	103,115	82,172
Capitalized software development costs	(6,235)	(4,744)
Business acquisitions, net of cash acquired	(13,546)	(1,192)
Other	(784)	951

Net cash used for investing activities	(39,817)	(13,978)

Financing Activities:
Debt repayment	(226)	(103)
Treasury stock repurchases	(73,822)	(155,462)
Proceeds of employee stock purchases and exercises of stock options	4,177	5,283

Net cash used for financing activities	(69,871)	(150,282)

Effect of exchange rate changes on cash	1,381	(5,229)

Net decrease in cash and cash equivalents	(81,979)	(12,162)
Cash and cash equivalents at beginning of period	218,897	224,978

Cash and cash equivalents at end of period	$136,918	$212,816

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Intergraph Corporation ("Intergraph" or the "Company") is a leading global supplier of spatial information management software.  The unaudited consolidated financial statements include the accounts of Intergraph and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company's operations are divided for operational and management purposes into two separate business divisions, Process, Power & Marine ("PP&M") and Security, Government & Infrastructure ("SG&I"), along with a Corporate oversight function ("Corporate").  See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q ("Notes to Consolidated Financial Statements") for a description of these business divisions.

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

Prior to adopting SFAS No. 123(R), the Company accounted for its share-based payment awards using the intrinsic value method of APB No. 25 and related interpretations, under which the Company did not record compensation expense for employee stock options.

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

Options generally vest over four years, but can vest at different intervals.  Generally, options may be exercised up to ten years after the date of grant, but generally expire 90 days after termination of employment for the shares that were vested at the date of termination. The following is a summary of stock options for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price per Option

Outstanding at January 1, 2006	1,282,901	$15.54
Granted -- Q1	---	---
Exercised -- Q1	(80,445)	10.68
Forfeited -- Q1	(26,000)	22.08

Outstanding at March 31, 2006	1,176,456	$15.73
Granted -- Q2	---	---
Exercised -- Q2	(46,605)	15.17
Forfeited -- Q2	(1,500)	25.06
Expired -- Q2	(1,250)	5.56

Outstanding at June 30, 2006	1,127,101	$15.75

Details of stock options outstanding as of June 30, 2006 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)

Vested or expected to vest	1,117,509	$15.68	5.71	$17,488
Exercisable	770,561	$12.82	5.04	$14,263

For the three months ended June 30, 2006, the Company issued 121,600 shares of restricted stock and 780 RSUs, and for the first half of 2006, the Company issued 222,600 shares of restricted stock and 780 RSUs.  The value at issuance of the restricted stock and RSUs is being amortized over the applicable vesting period (generally four years).  The restricted stock award amortization expense for the quarters ended June 30, 2006 and June 30, 2005 was $1.7 million and $1.3 million, respectively.  The restricted stock award amortization expense for the six months ended June 30, 2006 and June 30, 2005 was $3.1 million and $2.1 million, respectively.  As of June 30, 2006, the Company had approximately $20.0 million of unrecognized compensation expense related to unvested restricted shares.  The Company expects to recognize this restricted award compensation expense over a weighted average period of 2.65 years.

The weighted-average grant-date fair value of restricted stock awards and RSUs granted during the second quarter 2006 and 2005 was $39.92 and $29.46, respectively.  The weighted-average grant-date fair value of restricted stock awards and RSUs granted during the first six months of 2006 and 2005 was $39.43 and $28.53, respectively.  The total intrinsic value of restricted stock vested as of June 30, 2006 was $2.1 million.  The total intrinsic value of stock options exercised during the second quarter 2006 was $753,000.  The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $2.4 million.

The following is a summary of the non-vested restricted shares for the six months ended June 30, 2006:

	Number of Restricted Stock Shares/Units	Weighted Average Grant-Date Fair Value per Share

Non-vested at January 1, 2006	641,628	$27.32
Granted -- Q1	101,000	38.83
Vested -- Q1	(140,615)	24.96
Forfeited -- Q1	(15,862)	25.88

Non-vested at March 31, 2006	586,151	$29.91
Granted -- Q2	122,380	39.92
Vested -- Q2	(21,090)	28.81
Forfeited -- Q2	(9,749)	43.61

Non-vested at June 30, 2006	677,692	$31.56

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the incremental stock-based compensation awards for periods prior to the adoption of SFAS No. 123(R).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

(In thousands)

Net income, as reported	$7,539	$89,469
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards (net of income tax)	(298)	(650)

Pro forma net income	$7,241	$88,819

Basic income per share:
As reported	$0.27	$2.93
Pro forma	$0.26	$2.91

Diluted income per share:
As reported	$0.25	$2.79
Pro forma	$0.24	$2.77

For the three months ended June 30, 2006, the Company reduced income from operations and income before income taxes by $276,000 and net income by $168,000, or $0.01 per diluted common share, for compensation expense related to stock options (using the Black-Scholes option pricing-pricing model) and stock offered under the employee stock purchase plan, on a straight-line basis.  For the six months ended June 30, 2006, income from operations and income before income taxes were decreased by $604,000 and net income by $368,000, or $0.01 per diluted common share.  This expense is an incremental expense as a result of adopting SFAS No. 123(R).  Stock-based compensation expense is classified in the statement of income, depending on the recipient's function.  At June 30, 2006, there was approximately $488,000 of total unrecognized compensation expense from stock-based compensation arrangements granted under the stock option plans related to options.  The compensation expense is expected to be recognized over a weighted-average period of approximately 0.9 years.  The Company did not grant any stock options for the quarter ended June 30, 2006.

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

NOTE 3 - INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005

(In thousands)

Raw materials	$3,489	$8,150
Work-in-process	9,216	8,068
Finished goods	10,386	5,479
Service spares	2,717	1,770

Totals	$25,808	$23,467

Inventories on hand at June 30, 2006 and December 31, 2005 relate primarily to specialized hardware assembly activity in the Company's SG&I business units and to the Company's maintenance operations.

Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability.  The Company also capitalizes the cost of certification of significant software product enhancements and the cost of training material development.  Such capitalized costs are amortized on a straight-line basis (which results in greater amortization expense than the expected sales approach) over a period of two to seven years.  Amortization of these capitalized costs, included in "Cost of revenues - Systems" in the consolidated statements of income, amounted to $3.3 million for both the second quarter of 2006 and 2005, and $6.5 million and $6.6 million in the first six months of 2006 and 2005, respectively.  See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 - INTANGIBLE ASSETS

The Company's intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets), goodwill and other intangible assets.

At June 30, 2006 and December 31, 2005 the Company's intangible assets and related accumulated amortization consisted of the following:

	June 30, 2006			December 31, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

(In thousands)

Capitalized software development	$81,313	$(58,062)	$23,251	$75,078	$(51,596)	$23,482
Other intangible assets	50,198	(38,051)	12,147	43,281	(36,331)	6,950
Goodwill	6,564	---	6,564	208	---	208

Totals	$138,075	$(96,113)	$41,962	$118,567	$(87,927)	$30,640

The Company recorded amortization expense of $4.1 million in both second quarter 2006 and 2005.  Amortization expense was $8.2 million and $8.3 million for the first six months of 2006 and 2005, respectively.  Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2006, each of the succeeding five years, and thereafter is as follows: $10 million in 2006, $11 million in 2007, $5 million in 2008, $4 million in 2009, $3 million in 2010, $1 million in 2011, and $1 million thereafter.  The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after June 30, 2006.  In compliance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested for impairment at least annually.  The Company regularly evaluates its intangible assets for impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

See Note 18 regarding the Company's February 2006 acquisition of Alias Ltd. ("Alias") and the resulting goodwill.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net includes accumulated depreciation of approximately $94.4 million and $93.0 million at June 30, 2006 and December 31, 2005, respectively.

NOTE 7 - SUPPLEMENTARY CASH FLOW INFORMATION

Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Six Months Ended June 30,	2006	2005

(In thousands)

(Increase) decrease in:
Inventories, net	$(2,083)	$(4,285)
Deferred tax assets	3,078	1,042
Other assets	(2,217)	(1,914)
Increase (decrease) in:
Trade accounts payable	423	(4,572)
Accrued compensation and other accrued expenses	(2,271)	(7,838)
Deferred revenue	7,725	(6,467)
Other liabilities	(1,592)	5

Net changes in other assets and liabilities	$3,063	$(24,029)

Significant non-cash investing and financing activities for the three and six month periods ended June 30, 2006 include the adjustment of an available-for-sale equity investment to fair market value as a result of a public offering on the Toronto Stock Exchange.  At June 30, 2006, the market value of this investment approximated $5.7 million and is reflected as an unrealized gain in accumulated other comprehensive income. See Note 9 of Notes to Consolidated Financial Statements for additional information on this transaction.

There were no significant non-cash investing and financing transactions in the three or six month periods ended June 30, 2005.

NOTE 8 - EARNINGS PER SHARE

Basic income per share is computed using the weighted average number of common shares outstanding.  Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding.  Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback ("ASB") contracts are considered common stock equivalents and are included in the calculation only if dilutive.  For the quarters ended June 30, 2006 and 2005, these dilutive common stock equivalents were 679,000 and 1,640,000, respectively.  For the six months ended June 30, 2006 and 2005, these dilutive shares were 1,500,000 and 1,455,000, respectively.  For the second quarter ended June 30, 2005, there were 487,000 shares from the presumed settlement of the ASB's that were included in the dilutive common stock equivalents referenced above.  For the six months ended June 30, 2006 and 2005, there were 802,000 and 245,000 shares, respectively, from the presumed settlement of the ASB's that were included in the dilutive common stock equivalents referenced above.  The March 2005 ASB was settled using cash on March 24, 2006, and the July 2004 ASB was settled using cash on April 29, 2005.  Therefore the presumed settlement shares are no longer considered outstanding as a dilutive common stock equivalent after these dates.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.

Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

(In thousands)

Net income	$16,772	$7,539	$30,819	$89,469
Unrealized holding gains (losses) arising during the period	5,297	(33)	5,297	(40)
Translation adjustment for financial statements denominated in a foreign currency	3,324	(4,047)	3,724	(7,715)

Comprehensive income	$25,393	$3,459	$39,840	$81,714

The unrealized holding gain for the three and six months ended June 30, 2006 is a result of adjusting an available-for-sale marketable security to fair market value as a result of a public offering on the Toronto Stock Exchange performed by Teranet Income Fund (TSX:  TF.UN), which indirectly acquired all the outstanding shares of Teranet, Inc., a private company that provides integrated land-based information products and services in Ontario.  The Company was a shareholder of Teranet, Inc. and received 654,632 shares of the Teranet Income Fund.  Prior to this public offering, the Company's carrying value for its investment in Teranet, Inc. was zero.  At June 30, 2006, the market value of this investment approximated $5.7 million, against which the Company recorded a deferred income tax liability of $449,000.  There was no income tax effect related to the items included in other comprehensive income for the three and six months ended June 30, 2005.

NOTE 10 - RESTRUCTURING CHARGES

In April 2005, the Company announced that it was realigning its organizational structure and streamlining its global operations (the "Reorganization") as part of its business transformation efforts.  These restructuring activities were completed by the end of the second quarter of 2006.  Total restructuring charges for the Reorganization realignment were $20.4 million, with total costs for SG&I of $14.8 million, for PP&M of $679,000, and for Corporate of $4.9 million.  Total severance benefits were $16.2 million and other associated costs were $4.2 million. Total expenses related to the Reorganization for second quarter 2006 were $5.7 million, of which $3.2 million and $2.5 million were reported by SG&I and Corporate, respectively.  Total expenses related to the Reorganization for second quarter 2005 were $2.0 million, of which $1.1 million was reported by SG&I, $600,000 was reported by PP&M, and $249,000 was reported by Corporate.  Total expenses related to the Reorganization for the first half of 2006 were $10.4 million, of which $5.8 million and $4.6 million were reported by SG&I and Corporate, respectively.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  Severance benefits totaled $4.6 million and $1.8 million for the second quarters of 2006 and 2005, respectively, and other associated costs, consisting primarily of consulting fees, totaled $1.1 million and $175,000 for the second quarters of 2006 and 2005, respectively.  Severance benefits for the first half of 2006 totaled $8.1 million, and other associated costs, consisting primarily of consulting fees, totaled $2.3 million.  The following table sets forth a reconciliation of the year-to-date restructuring charges for severance and other associated costs to the ending liability for the restructuring plan which is reflected in "Accrued compensation" and "Other accrued expenses" in the Company's consolidated balance sheet.  The liability balance at June 30, 2006 represents the remaining liabilities on severance benefits and other associated costs payable at various dates through 2006.

	One-time Severance	Other Associated Costs	Total Restructuring

(In thousands)

Accrual balance, December 31, 2005	$1,865	$373	$2,238
Restructuring charges -- Q1 2006	3,508	1,166	4,674
Costs paid or otherwise settled -- Q1 2006	(2,613)	(1,163)	(3,776)
Foreign currency exchange -- Q1 2006	43	---	43

Accrual balance, March 31, 2006	2,803	376	3,179

Restructuring charges -- Q2 2006	4,580	1,136	5,716
Costs paid or otherwise settled -- Q2 2006	(3,335)	(1,087)	(4,422)
Foreign currency exchange -- Q2 2006	59	(2)	57

Accrual balance, June 30, 2006	$4,107	$423	$4,530

In first quarter 2005, the Company recorded $1.7 million in restructuring costs, with $1.0 million in SG&I and $690,000 in Corporate, in an effort to align costs with revenues.  These expenses are reflected in "Restructuring charges" in the consolidated statements of income.  All activities for this restructuring effort were completed by March 31, 2005.  Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation expenses, totaled $65,000. No accrued liability remains for these costs at June 30, 2006.

NOTE 11 - INTELLECTUAL PROPERTY INCOME, NET

In second quarter 2006, the Company recorded net Intellectual Property ("IP") income of $10.6 million, which included $12.0 million in income from patent license agreements and royalties, partially offset by $1.4 million in legal fees and other related expenses associated with patent enforcement.  In second quarter 2005, net IP expense of $584,000 included $309,000 in royalty income offset by $893,000 in legal fees and other related expenses associated with patent enforcement.

For the first six months of 2006, net IP income was $24.0 million, which included $27.2 million in income from patent license agreements and royalties, offset by $3.2 million in legal fees and related patent enforcement expenses.  For the first six months of 2005, net IP income was $127.3 million.  This included $141.1 million in income from a settlement agreement with Hewlett-Packard Co. ("HP") and $551,000 in royalties, offset by legal fees and patent litigation expenses of $14.4 million.

For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and "Item I. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.

NOTE 12 - SHORT-TERM INVESTMENTS

Short-term investments include debt and equity securities classified as available-for-sale as well as other securities purchased with initial maturities greater than 90 days.  The Company's short-term investments in certain market auction rate securities and variable rate demand notes have maturity dates that can be several years away but have features that allow the holder to resell the securities on periodic dates that generally range from one to thirty-five days.  The Company systematically and regularly sells these securities when the dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year.  Therefore, the Company classifies these available-for-sale securities as current assets.  The fair market value of debt and equity securities as of June 30, 2006 and December 31, 2005, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale securities	June 30, 2006		December 31, 2005

(In thousands)

Debt Securities:
Due within one year	$	---	$	---
Due after one year through five years		4,200		400
Due after five years through ten years		4,525		5,360
Due after ten years		96,690		82,520

		105,415		88,280
Equity securities		5,746		---

Total available-for-sale securities		$111,161		$88,280

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

The following table sets forth revenues and operating income (loss) by business segment for the three and six months ended June 30, 2006, and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

(In thousands)

Revenues:
PP&M:
Unaffiliated customers	$ 53,150	$ 40,108	$ 99,758	$ 78,453
Intersegment revenues	160	368	356	740

	53,310	40,476	100,114	79,193

SG&I:
Unaffiliated customers	99,293	103,936	190,680	200,509
Intersegment revenues	847	1,069	1,716	2,151

	100,140	105,005	192,396	202,660

Corporate:
Unaffiliated customers	318	1,311	1,349	2,881
Intersegment revenues	39	75	76	148

	357	1,386	1,425	3,029

	153,807	146,867	293,935	284,882

Eliminations	(1,046)	(1,512)	(2,148)	(3,039)

Total Revenues	$ 152,761	$ 145,355	$ 291,787	$ 281,843

Operating income (loss):
PP&M	$ 14,087	$ 7,390	$ 24,594	$ 13,733
SG&I	6,129	7,009	9,809	12,807
Corporate	(8,266)	(4,608)	(16,205)	(10,852)
Eliminations	---	---	---	---

Total	$ 11,950	$ 9,791	$ 18,198	$ 15,688

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

NOTE 14 - LETTERS OF CREDIT

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $5.5 million at June 30, 2006, and $6.0 million at December 31, 2005, secured by $6.3 million in securities for both June 30, 2006 and December 31, 2005.  The majority of such securities are included in short-term investments.

On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros.  This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph.  As of June 30, 2006, letters of credit totaling 2.0 million euros were issued against this line of credit.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income tax positions.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit.  The second step is to measure the tax benefit as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its results of operations and financial position.

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

Clipper System Patents:  On December 16, 2002, the Company filed a patent infringement action on the Company's Clipper system patents against Dell Inc.™ ("Dell"), Gateway Inc. ("Gateway"), and HP in the U.S. District Court for the Eastern District of Texas.  The Clipper system patents relate to memory management technology.  As previously reported, the Company reached settlements with all three defendants (Dell and Gateway in 2004 and HP in first quarter 2005).  Pursuant to the terms of each settlement, Dell, Gateway, and HP received a license to the Company's Clipper patents, and the patent infringement action against each of them was dismissed with prejudice.

On September 26, 2005, the Company entered into a patent license agreement with Fujitsu Limited ("Fujitsu"), under which Fujitsu made a one-time up-front royalty payment of $9.8 million, which was based on a 1% royalty for the products being licensed. As part of the agreement, Fujitsu obtained a fully paid-up worldwide license to certain Intergraph Clipper patents for specified Fujitsu products, and the Company obtained an option to take a royalty-bearing license to certain Fujitsu patents.

On March 31, 2006, the Company entered into a patent license agreement with Sony Corporation of Japan ("Sony").  The terms of the agreement require Sony to make a one-time, up-front royalty payment of $15.0 million for a paid-up worldwide license to the Company's patent portfolio.  This payment was received on June 16, 2006.  Intergraph recorded after-tax IP income from this agreement of approximately $8.6 million, net of all fees and expenses, in the first quarter of 2006.

On April 24, 2006, the Company announced a patent license agreement with Acer Incorporated ("Acer").  Under the terms of the agreement, Acer made a one-time, fully paid-up royalty payment of $7.5 million based on a 1% royalty on applicable product revenue.  This payment was received on July 26, 2006.  The Company recorded after-tax IP income from this agreement of approximately $4.3 million, net of all fees and expenses, in the second quarter of 2006.

On June 14, 2006, the Company filed a patent infringement action with the Division for Civil Matters in the Hamburg, Germany Regional Court against Fujitsu Siemens Computers ("FSC") alleging that certain FSC products infringe the Company's European Clipper system patent.  FSC has filed a notice of its intent to defend, and has requested an extension to file their legal response.

On June 28, 2006, the Company filed an infringement action against Toshiba Corporation ("Toshiba") and NEC Corporation ("NEC"), together with various subsidiaries and affiliates of each, in the Northern District of California.  The action alleges that certain Toshiba and NEC products infringe the Company's Clipper system patents. The action was filed but has not yet been served.

BSI Litigation:  In December 2002, the Company filed an action in Madison County, Alabama, against Bentley Systems, Inc. ("BSI"), seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000.  Thereafter, BSI asserted counterclaims against the Company, which alleged that the Company breached the parties' asset purchase agreement.  The Alabama case was submitted to the trial court in April 2004.  In early May 2004, the trial court ruled in favor of Intergraph on both Intergraph's claims as well as BSI's counterclaims.  However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note.  As a result, the Company took a charge of $354,000 in 2004.  Thereafter, BSI appealed the court decision.

In June 2005, the Alabama Supreme Court reversed the trial court decision and remanded the case for a retrial on the merits.  The case has now been remanded to the Circuit Court for Madison County, Alabama.  At this time, no new trial date has been set.

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

NOTE 17 - INCOME TAXES

The Company recorded income tax expense of $6.6 million for the second quarter of 2006, compared to $3.2 million for the second quarter of 2005.  The Company had income before taxes of $23.4 million in the second quarter of 2006, compared to $10.8 million in the second quarter of 2005.

The Company recorded income tax expense of $15.3 million for the first six months of 2006, compared to $56.8 million for the first six months of 2005.  The Company had income before taxes of $46.1 million in the first six months of 2006, compared to $146.3 million in the first six months of 2005.

Income tax expense for the first six months of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and by a release of valuation allowances on the deferred tax assets of a foreign subsidiary.

Income tax expense for the first six months of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and a one-time charge of $6.2 million of tax expense, on an estimated $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the "Act").

NOTE 18 - BUSINESS ACQUISITION

In February 2006, the Company acquired all of the outstanding stock of Alias, a software company based in Runcorn, England, for cash of approximately $13.4 million.  The Company accounted for the acquisition using the purchase method of accounting for a business combination, by recording intangible assets of $4.9 million, which are being amortized over various useful lives between five and fifteen years, and goodwill of $5.8 million, which will not be amortized in accordance with SFAS No. 142.  The accounts and results of operations of Alias are included with PP&M from the date of acquisition, and had no material impact to results from operations for the three or six months ended June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, any projections or expectations regarding future results, including revenue, operating income levels, margins, and cash flows; expectations regarding future market conditions; and the Company's organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its divisions and business units; information regarding the development, timing of introduction, exportability, and performance of new products; the Company's ability to win new orders and any statements of the plans, strategies, expectations, and objectives of management for future operations.  Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company's control) that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in our efforts to improve our operating performance and increase revenue (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company's organizational realignment; material changes with respect to our business, litigation, or the securities markets; risks associated with doing business internationally (including foreign currency fluctuations and export controls); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements, including reductions in funding or spending for, or scope of, government projects; ability to identify suitable sources of growth and to identify and execute upon suitable acquisition targets at reasonable prices; ability to improve margins; adverse trends in energy demand and prices; ability to attract or retain key personnel; the ability to access or deliver the technology necessary to compete in the markets served; potential obsolescence or exhaustion of the Company's IP rights, and changes in the market value of licensed products; the ability, timing, and costs to enforce and protect the Company's IP rights; risks associated with various ongoing litigation proceedings and other disputes; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission ("SEC").  The Company undertakes no obligation to make any revision to any forward-looking statement or to update any such statement to reflect events or circumstances occurring after the date thereof.  Accordingly, the reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.

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

First, the Company believes that Intergraph is more relevant today in the world than it was five years ago.  The current global environment is characterized by heightened security concerns, higher demand for energy and infrastructure, and increased adoption and awareness of geospatial and location-aware applications.

Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth.  The Company's strategy is to pursue growth opportunities through organic growth, investments in research and development, and the acquisition of companies or technologies, particularly within the security or process industry markets.

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

Additionally, the Company believes that certain of its past sales and marketing efforts were too business-unit focused and failed to take advantage of the complete set of capabilities that Intergraph has to offer to the marketplace.  The Company is seeking to emphasize cross-selling and teamwork among its business units and divisions.  For example, the formation of the SG&I division has allowed the Company to fuse its spatial and security products to provide a differentiated solution to address the heightened demand for global security and critical infrastructure protection projects.

The Company continues to work on improving its general and administrative processes and systems in an effort to reduce costs.  The Company believes it can leverage its current general and administrative infrastructure over a higher revenue base as the Company grows.  The Company's ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in Item 1A of Part II of this report.

In April 2005, consistent with its Strategic Plan, the Company announced a realignment of its organizational structure and streamlined its global operations from four to two divisions (the Reorganization) -- PP&M and the newly formed SG&I.  Intergraph's SG&I division consists of core operations that previously existed in Intergraph Mapping and Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety.  The organizational realignment is intended to: (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by better leveraging the Company's full range of technology and services; (3) enhance the Company's development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company.  In total, the Company has eliminated approximately 375 positions and reported restructuring charges of $20.4 million related to the Reorganization in the second quarter of 2005 through the second quarter of 2006. The Company completed the Reorganization at the end of the second quarter of 2006 as originally planned.  The Company estimates that the entire Reorganization will generate gross expense savings on an annual basis of approximately $32 million.  As part of the Company's transformation effort and in conjunction with its Strategic Plan, the Company had and plans to invest a portion of the gross expense savings generated by the Reorganization into research and development for new products, core product upgrades, IT and system improvements, expansion of sales channels, and targeted growth opportunities where the Company believes it has differentiated capabilities.  Given the completion of the Reorganization in the second quarter of 2006, the Company believes continued increases in profitability in future periods will depend upon, among other things, the ability to increase its revenue growth rates.

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

Revenue for the second quarter of 2006 was $152.8 million, an increase of 5% from the $145.4 million reported in the second quarter of 2005.  For the six months ended June 30, 2006, revenue was $291.8 million, an increase of 4% from the $281.8 million reported in the same period of 2005.

Operating income for the second quarter of 2006 was $12.0 million, or 7.8% of revenue, compared to $9.8 million, or 6.7% of revenue, reported in the second quarter of 2005.  For the six months ended June 30, 2006, operating income was $18.2 million, or 6.2% of revenue, compared to $15.7 million, or 5.6% of revenue, reported in the same period of 2005.  The Company reported restructuring charges of $5.7 million in the second quarter of 2006 and $10.4 million for the six months ended June 30, 2006.

Net income for the second quarter of 2006 was $16.8 million, or $0.56 per diluted share, compared to $7.5 million, or $0.25 per diluted share, reported in the second quarter of 2005. Net income includes approximately $6.7 million and ($0.4) million of after-tax IP income (expense), net of all fees and expenses, in the second quarter of 2006 and 2005, respectively. For the six months ended June 30, 2006, net income was $30.8 million, or $1.00 per diluted share, compared to $89.5 million, or $2.79 per diluted share, for the same period of 2005. Net income includes $15.3 million and $80.8 million of after-tax IP income, net of all fees and expenses, in the first six months of 2006 and 2005, respectively.

Most of the Company's income before taxes in the last five calendar years originated from $768.4 million of net IP income, $32.2 million of gains on sales of non-core assets, and $33.3 million of interest income.  The Company owns various IP as a result of its research and design efforts, much of which was retained from hardware operations previously exited by the Company.  The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design.  In order to protect shareholder interests, the Company has defended the value of its IP portfolio through licensing and litigation.  The Company may elect to pursue additional IP litigation in the future.  In the first six months of 2006, the Company recorded net IP income of $24.0 million which included patent license income or royalties of $15.0 million from Sony, $7.5 million from Acer and $4.2 million from various other computer hardware companies, offset by $2.7 million in legal fees and other related expenses associated with patent enforcement.  On June 28, 2006, Intergraph announced that it filed patent infringement actions against FSC, NEC and Toshiba. The action against FSC was filed in Hamburg, Germany and alleges that certain products sold by FSC infringe the Company's European Clipper system patent. The action against NEC and Toshiba was filed in U.S. District Court for the Northern District of California and alleges that certain computer products sold by NEC, Toshiba, and various subsidiaries and affiliates infringe the Company's family of Clipper system patents.  In the first six months of 2005, the Company recorded net IP income of $127.3 million, primarily related to a global settlement agreement covering all pending patent litigation with HP.  Under the terms of the agreement, HP paid Intergraph $141.1 million in cash.  The terms provided for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party's patent portfolio.  In order to provide shareholders with the ability to better understand and monitor operating performance and improvement, all income and expenses associated with the IP portfolio, including legal expenses, are classified and reported in the "Other income (expense), net" section of the income statement.

The Company carries minimal debt of $545,000 (a capital lease) and has repurchased 25.8 million shares of its common stock for approximately $714.4 million from the beginning of 2001 through the second quarter of 2006.

The Company believes its addressable end markets are large and growing and is focused on improving its sales and marketing execution in an effort to increase its revenue growth rate over time.  Management monitors the orders and backlog metrics for systems and services to manage its sales efforts.  Orders represent the value of contracts sold in a period excluding maintenance contracts and multi-year subscription contracts or contracts that require fiscal funding.  Backlog represents the remaining value of orders that have yet to be recognized as revenue at a point in time.  Many orders received by the Company relate to long-term projects that require the Company to recognize revenue based on percentage of completion, product delivery, and/or acceptance.  Therefore, the time between order acceptance and complete revenue recognition can be as long as 12-24 months.  Increasingly, the Company has been asked by customers to integrate its products with third party products, or to add additional custom functionality.  The uncertainty in timing from backlog to revenue recognition may cause non-linear fluctuations or variations in revenue.  Orders for the first six months of 2006 were $234.0 million reflecting an increase of 2% over orders in the first six months of 2005.  Backlog increased to $266.5 million at June 30, 2006 compared to $224.0 million at June 30, 2005, reflecting a 19% increase.  The increase in backlog is not indicative of expected increases in future revenues in any one period.

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's financial results. The Company estimates for the second quarter of 2006 that the strengthening of the U.S. dollar in its international markets, primarily in Europe, negatively impacted revenue by 0.2%, reduced operating expenses by 0.5%, and had no impact on quarterly net income in comparison to the second quarter of 2005.  The Company estimates for the six months ended June 30, 2006 that the strengthening of the U.S. dollar negatively impacted revenue by 1.6%, reduced operating expenses by 1.7%, and decreased its net income by approximately $0.02 per diluted share in comparison to the same period of 2005.  A strengthening U.S. dollar could materially adversely affect the Company's future results of operations.

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

Management believes there have been no other significant changes during the six months ended June 30, 2006 to the items disclosed as "Critical Accounting Policies" in MD&A in the Company's 2005 Annual Report.

RESULTS OF OPERATIONS

Revenues

Total revenues for second quarter 2006 were $152.8 million, 5% higher than second quarter 2005.  Total revenues for first half 2006 were $291.8 million, an increase of 4% over 2005 levels.

Sales outside the United States represented approximately 55% of total revenues in first half 2006, up from 51% for first half 2005.  European revenues were 33% of total revenues for first half 2006, up from 32% of total revenues for first half 2005.  Asia Pacific revenues were 12% of total revenues for first half 2006, up from 11% of total revenues for first half 2005.  Revenues for the first half 2006 for other international regions were 10% of total revenues, up from 2005 level of 8%.

The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues.  The following discussions detail each of these revenue categories.

Systems:  Systems revenues in second quarter 2006 were $77.7 million, up 3% from second quarter 2005.  The increase in revenues for 2006 includes strong growth in PP&M's core plant design software and the adoption of PP&M's new SmartPlant Enterprise technology for $7.4 million and higher digital mapping camera sales in SG&I of $2.3 million, partially offset by a $3.8 million reduction related to a large photogrammetry sale in the second quarter of 2005 and decreased SG&I international volume of $2.4 million.  Systems revenues for first half 2006 were $149.5 million, up 4% from 2005 levels.  The year-to-year increase in systems revenues consists of growth in PP&M's core plant design software of $6.5 million, an increase in the PP&M segment software leases and subscription revenues of $6.2 million and an increase in revenues of $1.7 million on a long-term international utilities contract, offset by reduced international sales in SG&I of $2.9 million, a $3.8 million reduction related to a large photogrammetry sale in the second quarter of 2005, a $2.1 million decrease due to a stronger U.S. dollar, and fewer SG&I digital mapping camera sales for $1.6 million.

Maintenance:  Maintenance revenues totaled $41.8 million in second quarter 2006, up 10% from second quarter 2005.  The increase in the second quarter of 2006 is primarily due to growth in PP&M for software lease contracts and new contracts generated from growth in PP&M's products licenses.  Maintenance revenues for the first half of 2006 were $78.8 million, an increase of 6% from 2005 levels.  The increase in revenues for the first half of 2006 includes an increase in PP&M lease contracts, and new license contracts of $3.9 million, and an increase from business acquisitions of $767,000, offset by a decrease of $1.4 million from a stronger U.S. dollar against foreign currencies.

Services:  Services revenues, consisting of revenues from implementation, consulting, and training services, totaled $33.2 million for second quarter 2006, an increase of 4% over second quarter 2005.  The increase in revenues for the quarter includes $2.4 million representing growth in PP&M implementations and training and $695,000 resulting from business acquisitions, partially offset by a reduction in SG&I of $1.5 million for the completion of a large U.S. Government contract and a reduction in Corporate of $883,000 from the sale of Teranetix Europe.  Services revenues for first half 2006 were $63.5 million, up 1% from 2005 levels.  The increase in year-to-date revenues for 2006 includes $5.3 million in training and consulting services revenues of PP&M related to growth in sales of products, $1.3 million in new SG&I international contracts, and $1.3 million resulting from business acquisitions, offset by $4.8 million for the completion of a large U.S. Government contract in SG&I and $1.2 million as a result of the sale of Teranetix Europe in Corporate, and $955,000 from a stronger U.S. dollar against foreign currencies.

Gross Margin

The Company's total gross margin for second quarter 2006 was 53%, up from second quarter 2005 margin of 51%.  Total gross margin for the first half 2006 was 53%, compared to 51% for the first half 2005.

Systems:  Systems margin was 53% for second quarter and first half of 2006, up from second quarter and first half of 2005 margin of 51%.  The improvement in margins for second quarter and year-to-date 2006 includes an increase in software sales for PP&M, which have higher gross margins than other components of systems revenue, partially offset by higher 3rd party content on SG&I sales.  In general, the Company believes its systems margins are improved by higher software content in the product mix, a weaker U.S. dollar in international markets, and less discounting.  Conversely, systems margins are lowered by price competition, a higher services and third-party content in the product mix, a stronger U.S. dollar in international markets, and a higher mix of federal government sales, which generally produce lower margins than commercial sales.

Maintenance:  Maintenance margin for second quarter 2006 was 75%, up from 72% for second quarter 2005.  Maintenance margin for first half 2006 was 73%, up from 71% for first half 2005.  The improvement in margin for both periods of 2006 represents an increase in PP&M software maintenance contracts without a corresponding increase in maintenance costs, and SG&I cost savings from the Company's realignment of its organizational structure and streamlining of global operations.

Services:  Services margin was 27% for second quarter 2006, down from 28% for second quarter 2005.  The decline in margin for second quarter 2006 represents new contracts in the PP&M segment with a higher mix of subcontractor costs, partially offset by an increase in SG&I international service personnel utilization, which results in an increase in revenue without a corresponding increase in costs.  Services margin for first half 2006 was 28%, up from first half 2005 margin of 27%.  The improvement in year-to-date margin includes the 2005 completion of a low margin contract with the U.S. Government and cost savings for SG&I from the Company's realignment of its organizational structure and streamlining of global operations, partially offset by an increase in subcontractor costs on new PP&M projects.

Operating Expenses

Operating expenses were $69.3 million for second quarter 2006, up 7% from second quarter 2005.  Operating expenses for first half 2006 were $136.6 million, up 6% from first half 2005.

Product Development Expenses:  Product development expenses were $15.6 million for second quarter 2006, up 3% from second quarter 2005 levels.   The increase for 2006 includes $399,000 in headcount increases for PP&M and Corporate related to product and technology development.  Product development expenses were $31.6 million for first half 2006, up 5% from first half 2005.  The increase for 2006 includes $827,000 resulting from business acquisitions and $1.0 million for higher personnel costs, partially offset by a favorable currency impact of $382,000.

Sales and Marketing Expenses:  Sales and marketing expenses were $31.7 million for second quarter 2006, flat with second quarter 2005.  Additional resources of $1.9 million in the PP&M segment and an increase of $726,000 resulting from business acquisitions were offset by cost savings from restructuring and headcount reductions of $2.6 million in SG&I.  Sales and marketing expenses for the first half 2006 were $62.0 million, flat with 2005 levels.  Significant increases include additional resources of $2.4 million in the PP&M division, trade show related costs of $918,000, Corporate marketing expenses of $386,000, and $1.1 million resulting from business acquisitions, offset by restructuring cost savings and headcount reductions of $4.2 million in the SG&I division and a favorable currency impact of $1.1 million.

General and Administrative Expenses:  General and administrative expenses were $16.3 million for second quarter 2006, up 4% from the second quarter 2005 level, and $32.7 million for the first half of 2006, up slightly from 2005 levels.  The increase for second quarter and year-to-date 2006 was primarily related to higher personnel costs.

Restructuring Charges:  In second quarter 2006, the Company recorded restructuring charges of $5.7 million related to a realignment of its organizational structure and streamlining of global operations, compared to $2.0 million for second quarter 2005.  Restructuring charges for the first half of 2006 were $10.4 million, compared to $3.7 million reported in first half 2005.  For additional information regarding restructuring charges, see the Company's 2005 Annual Report and Note 10 of Notes to Consolidated Financial Statements.

Non-Operating Income and Expense

Intellectual Property:  "Intellectual property income (expense), net" in the consolidated statements of income consists of income resulting from settlements and licensing of the Company's IP, net of legal fees and other expenses associated with maintaining and defending the Company's IP.

In second quarter 2006, the Company recorded net IP income of $10.6 million which included $12.0 million in income from patent license agreements and royalties, partially offset by $1.4 million in legal fees and other related expenses associated with patent enforcement.  In second quarter 2005, net IP expense of $584,000 included $309,000 in royalty income offset by $893,000 in legal fees and other related expenses associated with patent enforcement.

For the first six months of 2006, net IP income was $24.0 million.  This included $27.2 million in income from patent license agreements and royalties, offset by $3.2 million in legal fees and other related expenses associated with patent enforcement.  For the first six months of 2005, net IP income was $127.3 million.  This included $141.1 million in income from a settlement agreement with HP and $551,000 in royalties, partially offset by legal fees and patent litigation expenses of $14.4 million.

See Notes 11 and 16 of Notes to Consolidated Financial Statements for quarter ended June 30, 2006, and the Company's 2005 Annual Report for additional information about these transactions.

Other:   "Other income (expense), net" in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense.  In second quarter 2006, net other expense was $800,000, primarily related to an accrual for environmental remediation costs of $711,000. In second quarter 2005, net other expense was $239,000, of which $179,000 consists of miscellaneous items of non-operating expense.  Net other expense for first half 2006 of $4,000 included an accrual for environmental issues of $711,000 offset by rental income.  Net other expense for first half 2005 of $439,000 included an exchange loss of $275,000.

Income Taxes

The Company recorded income tax expense of $6.6 million for the second quarter of 2006, compared to $3.2 million for the second quarter of 2005.  The Company had income before taxes of $23.4 million in the second quarter of 2006, compared to $10.8 million in the second quarter of 2005.

The Company recorded income tax expense of $15.3 million for the first six months of 2006, compared to $56.8 million for the first six months of 2005.  The Company had income before taxes of $46.1 million in the first six months of 2006, compared to $146.3 million in the first six months of 2005.

Income tax expense for the first six months of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and by a release of valuation allowances on the deferred tax assets of a foreign subsidiary.

The Company must continually assess the likelihood that it will be able to realize deferred tax assets.  If the Company determines that deferred tax assets are likely to be realized on which valuation allowances have been previously recorded, the Company would decrease its income tax expense in the period in which the determination is made.  Accordingly, the Company released valuation allowances of a foreign subsidiary totaling $2.0 million or $0.07 per share in the second quarter of 2006.

Income tax expense for the first half of 2005 is attributable to taxes on IP income, repatriation of foreign earnings, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization.

See the Company's 2005 Annual Report for details of the Company's tax position, including its net operating loss carryforwards.

Results by Operating Segment

In second quarter 2006, PP&M earned operating income of $14.1 million on revenue of $53.3 million, compared to second quarter 2005 operating income of $7.4 million on revenue of $40.5 million.  Operating income for the six months ended June 30, 2006, was $24.6 million on revenue of $100.1 million, compared to operating income of $13.7 million on revenue of $79.2 million for the same period of 2005.  The increases in revenue for second quarter and year-to-date 2006 were primarily due to strong growth in PP&M's core plant design software, the adoption of new SmartPlant Enterprise technology, and the increasing maintenance and services revenue generated by these new product sales.  The increases in operating income for both comparable periods were driven by revenue growth, partially offset by higher operating expenses primarily in sales and marketing.

In second quarter 2006, SG&I earned operating income of $6.1 million on revenue of $100.1 million, compared to second quarter 2005 operating income of $7.0 million on revenue of $105.0 million.  Operating income for the six months ending June 30, 2006, was $9.8 million on revenue of $192.4 million, compared to operating income of $12.8 million on revenue of $202.7 million for the same period of 2005.  The declines in revenue for both comparable periods were driven by reduced distributor sales, primarily related to a large photogrammetric order in the second quarter of 2005, and lower U.S. Federal services revenue.  The decreases in operating income for both comparable periods were a result of lower revenue and increases in restructuring charges of $2.0 million for the quarter and $3.6 million for the year, partially offset by lower operating expenses primarily in sales and marketing.

In second quarter 2006, Corporate reported an operating loss of $8.3 million on revenue of $357,000, compared to a second quarter 2005 operating loss of $4.6 million on revenue of $1.4 million.  For the six months ended June 30, 2006, Corporate reported an operating loss of $16.2 million on revenue of $1.4 million, compared to a loss of $10.9 million on revenue of $3.0 million for the same period of 2005.  The increased operating losses for both comparable periods were primarily attributed to increases in restructuring charges of $2.3 million for the quarter and $3.7 million for the year, combined with the declines in revenue.  The revenue declines were primarily a result of decreased European professional services revenue related to the sale of Teranetix Europe, which occurred in the first quarter of 2006.

See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company's segment reporting.

LITIGATION AND OTHER RISKS AND UNCERTAINTIES

See "Item 1. Legal Proceedings" in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings and other risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, cash and cash equivalents and short-term investments totaled $248.1 million compared to $307.2 million at December 31, 2005.  Non-operating events that may require the use of cash include possible acquisitions of companies or technologies, the Company's patent litigation and enforcement program, and its stock repurchase program.

The Company had debt of $545,000 and $771,000 at June 30, 2006 and December 31, 2005, respectively.  This debt is a capital lease obligation. The initial term expired in October 2005 and was automatically renewed for twelve months.  The lease will automatically renew for five additional twelve-month periods, although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement.  Since the debt at June 30, 2006 and December 31, 2005 was a capital lease obligation, market risk of future increase in interest rates was not considered material.

On July 26, 2006, the Company increased its existing share repurchase authorization from the remaining $21.3 million to $100 million, while maintaining the expiration date of December 31, 2007.

On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million.  This line of credit is secured by interest-bearing securities.  Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit.  These letters of credit totaled $5.5 million at June 30, 2006 and $6.0 million at December 31, 2005, secured by $6.3 million in securities for both June 30, 2006 and December 31, 2005.  The majority of such securities are recorded as short-term investments.

On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros.  This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph.  As of June 30, 2006, letters of credit totaling 2.0 million euros were issued against this line of credit.

The Company believes that the combination of existing cash balances and cash flow from operations will exceed cash requirements for operations for 2006.

REMAINDER OF THE YEAR

The Company expects that the markets in which it competes will continue to be characterized by intense competition, rapidly changing technologies, and shorter product cycles.  Further improvement in the Company's annual operating results will depend on the Company's ability to increase revenue/revenue growth rate organically and/or by acquisition, the success of its reorganization initiatives, accurately anticipating customer requirements and technological trends, developing and delivering, on a timely basis, new products that are competitively priced, the ability of the Company to offer enhanced performance and meet customers' requirements for standardization and interoperability, the Company's ability to win new orders, and other factors.   Annual operating results could also be affected by global political events and worldwide political and economic changes in the markets served, including changes to and applicability of export controls.  To increase operating profitability, the Company must achieve revenue growth and continue to align operating expenses with the projected level of revenue.  See "Overview" for information on the Company's Reorganization, which was completed by June 30, 2006.  As the Company continues to evaluate its markets and operating performance, it may determine that there are other actions needed to seek improved performance.  In addition, the Company will continue to protect its IP rights and therefore may incur significant legal expenses.  The ultimate impact of these matters is subject to known and unknown risks and uncertainties.  See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in Item 1A of Part II of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2005 Annual Report.

Impact of Currency Fluctuations and Currency Risk Management

Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company's results of operations.  For the first half of 2006, approximately 55% of the Company's revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 51% for the first half of 2005.  Most subsidiaries sell to customers and incur and pay operating expenses in local currencies.  These local currency revenues and expenses are translated into U.S. dollars for reporting purposes.  A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries.  The Company estimates that the strengthening of the U.S. dollar in its international markets reduced its first half 2006 results of operations by approximately $0.02 per share in comparison to first half 2005.

The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe, Asia, and Canada.   Local currencies are the functional currencies for the Company's Canadian subsidiaries and all but one European subsidiary.  The U.S. dollar is the functional currency for all other international subsidiaries.  The Company had no forward contracts outstanding at June 30, 2006 or December 31, 2005, and does not currently hedge any of its foreign currency risks.

Impact of Interest Rates on Investment Earnings

The Company's cash, cash equivalents, and short-term investments are generally invested in highly liquid, interest-bearing securities which may include time deposits, money market funds, commercial paper, U.S. government securities, and marketable debt and equity securities.  The Company limits the amount of credit exposure from any single issuer of securities.  The Company is subject to earnings fluctuations due to market changes in interest rates.  The Company estimates that after-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  R. Halsey Wise, CEO, and Anthony Colaluca, Jr., CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph's disclosure controls and procedures as of June 30, 2006.  Based upon their evaluation, they found the Company's disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company's internal controls over financial reporting during the quarter or six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 14, 2006, the Company filed a patent infringement action with the Divison for Civil Matters in the Hamburg, Germany Regional Court against FSC alleging that certain FSC products infringe the Company's European Clipper System patent.  FSC has filed a notice of its intent to defend, and has requested an extension to file their legal response.

On June 28, 2006, the Company filed an infringement action against Toshiba and NEC, together with various subsidiaries and affiliates of each, in the Northern District of California.  The action alleges that certain Toshiba and NEC products infringe the Company's Clipper System patents. The action was filed but has not yet been served.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2006 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)(3)

04/1/06 - 04/30/06	---	$ ---	---	$21,338
05/1/06 - 05/31/06	984	44.73	984	21,294
06/1/06 - 06/30/06	---	---	---	21,294

Total second quarter	984	$ 44.73	984	$21,294

(1) Average price includes transaction costs.

(2) Shares repurchased are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.

(3) The share repurchase program, originally authorized on October 30, 2000, was amended on March 22, 2005 to increase the dollar value of the Company's common stock that can be repurchased under the repurchase program to $100.0 million, with an expiration date of December 31, 2007.  On July 26, 2006, the Company increased its existing share repurchase authorization from the remaining $21.3 million to $100.0 million, while maintaining the expiration date of December 31, 2007.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intergraph's Annual Meeting of Shareholders was held June 13, 2006.  The results of the meeting follow.

(1)  Eight directors were elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified.  All nominees were serving as Directors of the Company at the time of their nomination for the current year.

	Votes

	For	Against/Withheld

Sidney L. McDonald	26,796,624	37,051
Michael D. Bills	26,800,657	33,018
Richard W. Cardin	26,799,795	33,880
Linda L. Green	26,800,906	32,769
Lawrence R. Greenwood	26,799,957	33,718
Thomas J. Lee	26,779,760	53,915
Kevin M. Twomey	26,800,659	33,016
R. Halsey Wise	26,797,415	36,260

(2)  The ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the current fiscal year was approved by a vote of 26,261,938 for, 52,099 against, and 519,638 withheld.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Description

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated August 8, 2006

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony Colaluca, Jr. dated August 8, 2006

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Anthony Colaluca, Jr. dated August 8, 2006

INTERGRAPH CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERGRAPH CORPORATION (Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Anthony Colaluca, Jr.
	R. Halsey Wise President and Chief Executive Officer (Principal Executive Officer)		Anthony Colaluca, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2006	Date:	August 8, 2006

By:	/s/ Larry T. Miles
Larry T. Miles Vice President and Corporate Controller (Principal Accounting Officer)

Date:	August 8, 2006