Form 10-Q
period 2006-09-30
INTERGRAPH CORP
filed 2006-11-07
CIK 351145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 0-9722
INTERGRAPH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0573222

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No

One Madison Industrial Park, Huntsville, Alabama	35894-0001

(Address of principal executive offices)	(Zip Code)
(256) 730-2000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock, par value $0.10 per share: 29,437,176 shares
outstanding as of October 31, 2006

INTERGRAPH CORPORATION
FORM 10-Q*
September 30, 2006
• Information contained in this Form 10-Q includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is described in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and this Form 10-Q.
Intergraph is a registered trademark of Intergraph Corporation. All other marks referenced herein are the property of the referenced party.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$152,285	$218,897
Short-term investments	125,491	88,280
Accounts receivable, net	178,470	158,295
Inventories, net	27,187	23,467
Receivables from IP-related litigation	250	5,805
Other current assets	42,624	34,024

Total current assets	526,307	528,768
Investments	9,309	9,375
Capitalized software development costs, net	24,615	23,482
Other assets, net	21,083	9,890
Property, plant, and equipment, net	50,012	49,079

Total Assets	$631,326	$620,594

Liabilities and Shareholders’ Equity
Trade accounts payable	$18,629	$17,172
Accrued compensation	38,665	38,518
Other accrued expenses	41,711	41,290
Deferred revenue	67,758	58,489
Income taxes payable	38,475	38,104
Short-term debt	432	453

Total current liabilities	205,670	194,026
Deferred income taxes	8,150	7,177
Long-term debt	—	318
Other noncurrent liabilities	151	211

Total noncurrent liabilities	8,301	7,706
Shareholders’ equity:
Common stock, par value $0.10 per share - 100,000,000 shares authorized; 57,361,362 shares issued	5,736	5,736
Additional paid-in capital	177,635	191,275
Deferred compensation	—	(13,462)
Retained earnings	933,162	881,719
Accumulated other comprehensive income	20,273	8,651

	1,136,806	1,073,919
Less - cost of treasury shares (27,923,213 shares at September 30, 2006, and 28,250,554 shares at December 31, 2005)	(719,451)	(655,057)

Total shareholders’ equity	417,355	418,862

Total Liabilities and Shareholders’ Equity	$631,326	$620,594

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Revenues
Systems	$79,240	$78,543	$228,771	$222,923
Maintenance	43,716	38,470	122,480	113,057
Services	33,902	32,863	97,394	95,739

Total revenues	156,858	149,876	448,645	431,719
Cost of revenues
Systems	37,169	42,874	107,431	113,089
Maintenance	10,695	9,801	31,865	31,465
Services	24,349	24,019	69,899	69,926

Total cost of revenues	72,213	76,694	209,195	214,480
Gross profit	84,645	73,182	239,450	217,239
Operating expenses
Product development	15,048	14,596	46,645	44,796
Sales and marketing	31,914	30,901	93,880	92,989
General and administrative	17,746	15,948	50,400	48,351
Restructuring charges	—	5,288	10,390	8,966

Total operating expenses	64,708	66,733	201,315	195,102
Income from operations	19,937	6,449	38,135	22,137
Other income (expense), net
Intellectual property income (expense), net	(367)	8,858	23,657	136,114
Interest income	1,980	2,104	5,881	5,868
Merger-related expenses	(1,155)	—	(1,639)	—
Other income (expense), net	629	1,393	1,109	954

Total other income (expense), net	1,087	12,355	29,008	142,936
Income before income taxes	21,024	18,804	67,143	165,073
Income tax expense	(400)	(5,000)	(15,700)	(61,800)

Net income	$20,624	$13,804	$51,443	$103,273

Net income per share - basic	$0.70	$0.48	$1.75	$3.44
- diluted	$0.69	$0.44	$1.68	$3.24

Weighted average shares outstanding - basic	29,427	28,834	29,338	29,987
- diluted	30,068	31,422	30,564	31,835

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2006	2005
(In thousands)

Cash Provided By (Used For):
Operating Activities:
Net income	$51,443	$103,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,036	6,210
Amortization of intangible assets and capitalized software	12,185	12,365
Stock based compensation	5,387	3,301
Net change in restructuring liabilities	2,275	2,157
Provisions for losses on accounts receivable	282	243
Income taxes payable	921	19,671
Noncurrent portion of deferred taxes	445	(3,349)
Receivables from IP-related litigation	5,555	40,409
Accounts receivable, net	(14,034)	(6,174)
Net changes in other assets and liabilities	(8,911)	(18,306)

Net cash provided by operating activities	61,584	159,800

Investing Activities:
Net proceeds from sales of assets	1,014	641
Purchases of property, plant, and equipment	(5,063)	(5,444)
Purchases of short-term investments	(167,925)	(137,331)
Proceeds from maturities of short-term investments	136,910	102,483
Capitalized software development costs	(10,644)	(7,975)
Business acquisitions, net of cash acquired	(13,546)	(1,177)
Other	(2,402)	661

Net cash used for investing activities	(61,656)	(48,142)

Financing Activities:
Debt repayment	(339)	(314)
Treasury stock repurchases	(74,054)	(155,653)
Proceeds of employee stock purchases and exercises of stock options	4,095	8,169

Net cash used for financing activities	(70,298)	(147,798)

Effect of exchange rate changes on cash	3,758	(6,573)

Net decrease in cash and cash equivalents	(66,612)	(42,713)
Cash and cash equivalents at beginning of period	218,897	224,978

Cash and cash equivalents at end of period	$152,285	$182,265

The accompanying notes are an integral part of these consolidated financial statements.

INTERGRAPH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Intergraph Corporation (“Intergraph” or the “Company”) is a leading global supplier of spatial information management software. The unaudited consolidated financial statements include the accounts of Intergraph and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).
The operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The Company’s operations are divided for operational and management purposes into two separate business units, Process, Power & Marine (“PP&M”) and Security, Government & Infrastructure (“SG&I”), along with a Corporate oversight function (“Corporate”). See Note 13 of Notes to Consolidated Financial Statements contained in this Form 10-Q (“Notes to Consolidated Financial Statements”) for a description of these business units.
NOTE 2 — STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS No. 123(R) requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS No. 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006 based upon the same estimated grant-date fair values and service periods used to prepare its SFAS No. 123 pro forma disclosures.
Prior to adopting SFAS No. 123(R), the Company accounted for its share-based payment awards using the intrinsic value method of APB No. 25 and related interpretations, under which the Company did not record compensation expense for employee stock options.
The Company has maintained a stock purchase plan and a fixed equity incentive plan for the benefit of its employees and directors. Under the stock purchase plan, employees may purchase stock of the Company at 85% of the closing market price of the Company’s stock as of the last pay date of each calendar month. This plan was previously accounted for as a non-compensatory plan under APB No. 25. Compensation expense is recognized for the difference in price paid by employees and the fair market value of the Company’s stock at the date of purchase. Effective August 31, 2006, purchases of the Company’s stock under the employee stock purchase plan were suspended in accordance with the terms of the merger agreement between Cobalt Holding Company, Cobalt Merger Corp., and Intergraph (see Note 19 for further details on the merger agreement).
Under the fixed equity incentive plan, stock options, restricted stock awards, and restricted stock units (“RSUs”) may be granted and issued to employees and directors. Stock options may be granted at exercise prices that are equal to or greater than the fair market value of the Company’s stock on the date of grant, under the terms of the plan. Prior to adopting SFAS No. 123(R), compensation expense for stock options, equal to the excess of fair market value on the date of grant over the exercise price, if any, would be recognized over the vesting period for options only if granted at less than fair market value. Compensation expense for restricted stock awards and RSUs, equal to the fair market value of the stock on the date of grant, is recognized straight-line over the applicable vesting period.
Options generally vest over four years, but can vest at different intervals. Generally, options may be exercised up to ten years after the date of grant, but generally expire 90 days after termination of employment for the shares that were vested at the date of termination. The following is a summary of stock options for the nine months ended September 30, 2006:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2006	1,282,901	$15.54
Granted — Q1	—	—
Exercised — Q1	(80,445)	10.68
Forfeited — Q1	(26,000)	22.08

Outstanding at March 31, 2006	1,176,456	$15.73
Granted — Q2	—	—
Exercised — Q2	(46,605)	15.17
Forfeited — Q2	(1,500)	25.06
Expired — Q2	(1,250)	5.56

Outstanding at June 30, 2006	1,127,101	$15.75
Granted — Q3	—	—
Exercised — Q3	(29,000)	11.30
Forfeited — Q3	(1,000)	25.06
Expired — Q3	(1,250)	5.56

Outstanding at September 30, 2006	1,095,851	$15.87

Details of stock options outstanding as of September 30, 2006 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(years)	(In thousands)
Vested or expected to vest	1,088,571	$15.82	5.49	$29,462
Exercisable	825,311	$13.28	4.91	$24,429
For the three months ended September 30, 2006, the Company issued 5,000 shares of restricted stock, and for the first nine months of 2006, the Company issued 227,600 shares of restricted stock and 780 RSUs. The value at issuance of the restricted stock and RSUs is being amortized over the applicable vesting period (generally four years). The restricted stock award amortization expense for the quarters ended September 30, 2006 and September 30, 2005 was $1.7 million and $1.2 million, respectively. The restricted stock award amortization expense for the nine months ended September 30, 2006 and 2005 was $4.8 million and $3.3 million, respectively. As of September 30, 2006, the Company had approximately $18.4 million of unrecognized compensation expense related to unvested restricted shares. The Company expects to recognize this restricted award compensation expense over a weighted average period of 2.3 years. If the proposed merger between Cobalt Holding Company, Cobalt Merger Corp., and Intergraph is completed, all unvested restricted shares will accelerate and become fully vested and fully amortized.
The weighted-average grant-date fair value of restricted stock awards and RSUs granted during the third quarters of 2006 and 2005 was $42.72 and $36.70, respectively. The weighted-average grant-date fair value of restricted stock awards and RSUs granted during the first nine months of 2006 and 2005 was $39.50 and $28.99, respectively. The total intrinsic value of restricted stock vested as of September 30, 2006 was $5.6 million. The total intrinsic value of stock options exercised during the third quarter 2006 was $916,000. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $4.7 million.
The following is a summary of the non-vested restricted shares for the nine months ended September 30, 2006:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock	Value
	Shares/Units	per Share
Non-vested at January 1, 2006	641,628	$27.32
Granted — Q1	101,000	38.83
Vested — Q1	(140,615)	24.96
Forfeited — Q1	(15,862)	25.88

Non-vested at March 31, 2006	586,151	$29.91
Granted — Q2	122,380	39.92
Vested — Q2	(21,090)	28.81
Forfeited — Q2	(9,749)	43.61

Non-vested at June 30, 2006	677,692	$31.56
Granted — Q3	5,000	42.72
Vested — Q3	(17,375)	26.28
Forfeited — Q3	(18,687)	26.58

Non-vested at September 30, 2006	646,630	$31.93

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the stock-based compensation awards for periods prior to the adoption of SFAS No. 123(R).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(In thousands)

Net income, as reported	$13,804	$103,273
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards (net of income tax)	(150)	(795)

Pro forma net income	$13,654	$102,478

Basic income per share:
As reported	$0.48	$3.44
Pro forma	$0.47	$3.42
Diluted income per share:
As reported	$0.44	$3.24
Pro forma	$0.43	$3.22

For the three months ended September 30, 2006, the Company reduced income from operations and income before income taxes by $188,000 and net income by $115,000, less than $0.01 per diluted common share, for compensation expense related to stock options (using the Black-Scholes option pricing-pricing model) and stock offered under the employee stock purchase plan, on a straight-line basis. For the nine months ended September 30, 2006, income from operations and income before income taxes were decreased by $792,000 and net income by $483,000, or $0.02 per diluted common share. This expense is an incremental expense as a result of adopting SFAS No. 123(R). Stock-based compensation expense is classified in the statement of income, depending on the recipient’s function. At September 30, 2006, there was approximately $351,000 of total unrecognized compensation expense from stock-based compensation arrangements granted under the stock option plans related to options. The compensation expense is expected to be recognized over a weighted-average period of approximately 0.9 years. If the proposed merger between Cobalt Holding Company, Cobalt Merger Corp., and Intergraph is completed, all unvested stock options will accelerate and become fully vested and fully amortized. The Company did not grant any stock options for the quarter ended September 30, 2006.
Upon adoption of SFAS No. 123(R), the Company eliminated the $13.5 million of deferred compensation recorded in the shareholders’ equity section of the consolidated balance sheet as of December 31, 2005 by reducing additional paid-in capital for $13.5 million.
For additional information about the Company’s share-based payment awards and for additional disclosures required under SFAS No. 123(R), refer to Note 12 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.
NOTE 3 — INVENTORIES
Inventories at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,
	2006	2005
(In thousands)

Raw materials	$3,409	$8,150
Work-in-process	11,177	8,068
Finished goods	10,549	5,479
Service spares	2,052	1,770

Totals	$27,187	$23,467

Inventories on hand at September 30, 2006 and December 31, 2005 relate primarily to specialized hardware assembly activity in the Company’s SG&I business units and to the Company’s maintenance operations.
Amounts reflected as work-in-process relate to sales contracts accounted for under the percentage-of-completion method.
NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Product development costs are charged to expense as incurred; however, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized during the period from when technological feasibility of the product has been established until the product reaches the point of general availability. The Company also capitalizes the cost of certification of significant software product enhancements and the cost of training material development. Such capitalized costs are amortized on a straight-line basis (which results in greater amortization expense than the expected sales approach) over a period of two to seven years. Amortization of these capitalized costs, included in “Cost of revenues — Systems” in the consolidated statements of income, amounted to $3.0 million in third quarter 2006 compared to $3.3 million in third quarter 2005, and $9.5 million and $9.9 million in the first nine months of 2006 and 2005, respectively. See Note 5 of Notes to Consolidated Financial Statements for further information regarding capitalized software development costs and accumulated amortization.

NOTE 5 — INTANGIBLE ASSETS
The Company’s intangible assets include capitalized software development costs (included as a separate line in the consolidated balance sheets), goodwill and other intangible assets, including patents and licenses.
At September 30, 2006, and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
(In thousands)

Capitalized software development	$85,722	$(61,107)	$24,615	$75,078	$(51,596)	$23,482
Other intangible assets	50,978	(39,005)	11,973	43,281	(36,331)	6,950
Goodwill	6,839	—	6,839	208	—	208

Totals	$143,539	$(100,112)	$43,427	$118,567	$(87,927)	$30,640

The Company recorded amortization expense of $4.0 million in the third quarters of both 2006 and 2005. Amortization expense was $12.2 million and $12.4 million for the first nine months of 2006 and 2005, respectively. Based on the current intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2006, each of the succeeding five years, and thereafter is as follows: $6 million in 2006, $13 million in 2007, $7 million in 2008, $5 million in 2009, $4 million in 2010, $1 million in 2011, and $1 million thereafter. The estimated amortization expenses do not include any amounts for capitalized software development costs incurred or any intangible assets added after September 30, 2006. In compliance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is tested for impairment at least annually. The Company regularly evaluates its intangible assets for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
See Note 18 regarding the Company’s February 2006 acquisition of Alias Ltd. (“Alias”) and the resulting goodwill.
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net includes accumulated depreciation of approximately $94.7 million and $93.0 million at September 30, 2006 and December 31, 2005, respectively.
NOTE 7 — SUPPLEMENTARY CASH FLOW INFORMATION
Changes in other assets and liabilities less cash, net of the effects of business acquisitions and divestitures, in reconciling net income to net cash provided by operations are as follows:

Nine Months Ended September 30,	2006	2005
(In thousands)

(Increase) decrease in:
Inventories, net	$(3,330)	$(717)
Deferred tax assets	1,654	524
Other assets	(9,638)	(1,757)
Increase (decrease) in:
Trade accounts payable	802	(3,050)
Accrued compensation and other accrued expenses	(4,919)	(6,527)
Deferred revenue	7,306	(6,762)
Other liabilities	(786)	(17)

Net changes in other assets and liabilities	$(8,911)	$(18,306)

There were no significant non-cash investing and financing transactions in the three or nine month periods ended September 30, 2006 and 2005.
NOTE 8 — EARNINGS PER SHARE
Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common and equivalent common shares outstanding. Employee stock options and the incremental shares from the presumed settlement of the Accelerated Stock Buyback (“ASB”) contracts are considered common stock equivalents and are included in the calculation only if dilutive. For the quarters ended September 30, 2006 and 2005, these dilutive common stock equivalents were 641,000 and 2,588,000, respectively. For the nine months ended September 30, 2006 and 2005, these dilutive shares were 1,226,000 and 1,848,000, respectively. For the quarter ended September 30, 2005, there were 1,638,000 shares from the presumed settlement of the ASB’s that were included in the dilutive common stock equivalents referenced above. For the nine months ended September 30, 2006 and 2005, there were 532,000 and 714,000 shares, respectively, from the presumed settlement of the ASB’s that were included in the dilutive common stock equivalents referenced above. The March 2005 ASB was settled using cash on March 24, 2006, and the July 2004 ASB was settled using cash on April 29, 2005. Therefore the presumed settlement shares are no longer considered outstanding as a dilutive common stock equivalent after these dates.
NOTE 9 — COMPREHENSIVE INCOME
Comprehensive income differs from net income due to non-equity items that include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments.
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)

Net income	$20,624	$13,804	$51,443	$103,273
Unrealized holding gains (losses) arising during the period	372	—	5,669	(40)
Translation adjustment for financial statements denominated in a foreign currency	2,229	(647)	5,953	(8,362)

Comprehensive income	$23,225	$13,157	$63,065	$94,871

The unrealized holding gain for the three and nine months ended September 30, 2006 is a result of a public offering on the Toronto Stock Exchange performed by Teranet, the parent of Teramira, from which the Company received 654,632 shares of Teranet. Prior to this public offering, the Company’s carrying value for this investment was zero. At September 30, 2006, the market value of this investment approximated $6.2 million, against which the Company recorded income taxes of $526,000. For the three months ending September 30, 2006 an additional unrealized holding gain was approximately $450,000, against which the Company recorded income taxes of $78,000. There was no income tax effect related to the items included in other comprehensive income for the three and nine months ended September 30, 2005.
NOTE 10 — RESTRUCTURING CHARGES
In April 2005, the Company announced that it was realigning its organizational structure and streamlining its global operations (the “Reorganization”) as part of its business transformation efforts. These restructuring activities were completed by the end of the second quarter of 2006. Total restructuring charges for the Reorganization realignment were $20.4 million, with total costs for SG&I of $14.8 million, for PP&M of $679,000, and for Corporate of $4.9 million. Total severance benefits were $16.2 million and other associated costs were $4.2 million. Total expenses related to the Reorganization for the first nine months of 2006 were $10.4 million, of which $5.8 million and $4.6 million were reported by SG&I and Corporate, respectively. Total expenses related to the Reorganization for third quarter 2005 were $5.3 million, of which $5.2 million, $57,000, and $12,000 were reported by SG&I, Corporate, and PP&M respectively. Total expenses related to the Reorganization for second and third quarter 2005 were $7.3 million, of which $6.4 million, $307,000, and $612,000 were reported by SG&I, Corporate, and PP&M respectively. These expenses are reflected in “Restructuring charges” in the consolidated statements of income. Severance benefits for the first nine months of 2006 totaled $8.1 million, and other associated costs, consisting primarily of consulting fees, totaled $2.3 million. For the third quarter 2005, severance benefits totaled $4.7 million and other associated costs, consisting primarily of consulting fees, totaled $612,000. For the second and third quarters of 2005, severance benefits totaled $6.5 million and other associated costs, consisting primarily of consulting fees, totaled $787,000. The following table sets forth a reconciliation of the year-to-date restructuring charges for severance and other associated costs to the ending liability for the restructuring plan which is reflected in “Accrued compensation” and “Other accrued expenses” in the Company’s consolidated balance sheet. The liability balance at September 30, 2006 represents the remaining liabilities in Europe on severance benefits and other associated costs payable at various dates through 2006.

		Other
	One-time	Associated	Total
	Severance	Costs	Restructuring
(In thousands)
Accrual balance, December 31, 2005	$1,865	$373	$2,238
Restructuring charges — Q1 2006	3,508	1,166	4,674
Costs paid or otherwise settled — Q1 2006	(2,613)	(1,163)	(3,776)
Foreign currency exchange — Q1 2006	43	—	43

Accrual balance, March 31, 2006	2,803	376	3,179

Restructuring charges — Q2 2006	4,580	1,136	5,716
Costs paid or otherwise settled — Q2 2006	(3,335)	(1,087)	(4,422)
Foreign currency exchange — Q2 2006	59	(2)	57

Accrual balance, June 30, 2006	4,107	423	4,530

Restructuring charges — Q3 2006	—	—	—
Costs paid or otherwise settled — Q3 2006	(1,970)	(356)	(2,326)
Foreign currency exchange — Q3 2006	71	—	71

Accrual balance, September 30, 2006	$2,208	$67	$2,275

In first quarter 2005, the Company recorded $1.7 million in restructuring costs, with $1.0 million in SG&I and $690,000 in Corporate, in an effort to align costs with revenues. These expenses are reflected in “Restructuring charges” in the consolidated statements of income. All activities for this restructuring effort were completed by March 31, 2005. Severance benefits totaled $1.6 million, and other associated costs, including legal and relocation expenses, totaled $65,000. No accrued liability remains for these costs at September 30, 2006.
NOTE 11 — INTELLECTUAL PROPERTY INCOME, NET
In the third quarter 2006, the Company recorded a net Intellectual Property (“IP”) loss of $367,000, from $1.0 million in legal fees and other related expenses associated with patent enforcement partially offset by $633,000 in income from patent license agreements and royalties. In the third quarter 2005, net IP income of $8.9 million included $9.8 million in income from a licensing agreement with Fujitsu Limited (“Fujitsu”) and $299,000 in royalty income, offset by $1.2 million in legal fees and other related expenses associated with patent enforcement.
For the first nine months of 2006, net IP income was $23.7 million, which included $27.9 million in income from patent license agreements and royalties, offset by $4.2 million in legal fees and related patent enforcement expenses. For the first nine months of 2005, net IP income was $136.1 million. This included $141.1 million in income from a settlement agreement with Hewlett-Packard Co. (“HP”), $9.8 million from a licensing agreement with Fujitsu, and $850,000 in royalties, partially offset by legal fees and patent litigation expenses of $15.6 million.
For additional information regarding litigation matters, see Note 16 of Notes to Consolidated Financial Statements and “Item I. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q.
NOTE 12 — SHORT-TERM INVESTMENTS
Short-term investments include debt and equity securities classified as available-for-sale as well as other securities purchased with initial maturities greater than 90 days. The Company’s short-term investments in certain market auction rate securities and variable rate demand notes have maturity dates that can be several years away but have features that allow the holder to resell the securities on periodic dates that generally range from one to thirty-five days. The Company systematically and regularly sells these securities when the dates are reached and uses the proceeds of these investments in its operations within the operating cycle of one year. Therefore, the Company classifies these available-for-sale securities as current assets. The fair market value of debt and equity securities as of September 30, 2006 and December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-sale securities	September 30, 2006	December 31, 2005
(In thousands)

Debt securities:
Due within one year	$36,080	$—
Due after one year through five years	—	400
Due after five years through ten years	2,865	5,360
Due after ten years	80,350	82,520

	119,295	88,280
Equity securities	6,196	—

Total available-for-sale securities	$125,491	$88,280

NOTE 13 — SEGMENT REPORTING
The Company’s current operations are composed of two business segments and a Corporate oversight function. The Company’s reportable segments are strategic business divisions that are organized by the types of products sold and the specific markets served. The two segments are PP&M and SG&I. Each is discussed in further detail below.

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
The Corporate segment includes general corporate functions. Operating expenses for Corporate consist of oversight costs associated with the offices of Chief Executive Officer (“CEO”), Chief Operating Officer, Chief Financial Officer (“CFO”), Treasurer, Strategic Planning, General Counsel, Corporate Marketing, the Board of Directors, internal and external audit, and other costs that are directly the result of Intergraph being a publicly held company.
The Company evaluates the performance of its business segments based on revenue and income (loss) from operations. The accounting policies of the reportable segments are consistent with those used in preparation of the consolidated financial statements of the Company (see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report). Sales between the business segments are accounted for under a transfer pricing policy. Transfer prices approximate prices that would be charged for the same or similar products and services sold to unrelated buyers.
The following table sets forth revenues and operating income (loss) by business segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)

Revenues:
PP&M:
Unaffiliated customers	$55,277	$41,754	$155,035	$120,207
Intersegment revenues	152	233	508	973

	55,429	41,987	155,543	121,180

SG&I:
Unaffiliated customers	101,279	106,646	291,959	307,155
Intersegment revenues	767	1,260	2,483	3,411

	102,046	107,906	294,442	310,566

Corporate:
Unaffiliated customers	302	1,476	1,651	4,357
Intersegment revenues	(28)	82	48	230

	274	1,558	1,699	4,587

	157,749	151,451	451,684	436,333

Eliminations	(891)	(1,575)	(3,039)	(4,614)

Total revenues	$156,858	$149,876	$448,645	$431,719

Operating income (loss):
PP&M	$15,526	$8,964	$40,120	$22,697
SG&I	10,528	2,059	20,337	14,866
Corporate	(6,117)	(4,574)	(22,322)	(15,426)
Eliminations	—	—	—	—

Total	$19,937	$6,449	$38,135	$22,137

Significant profit and loss items that were not allocated to the segments and not included in the analysis above include IP income and expense, interest income, merger-related expenses, and other income and expense, net. See Note 11 of Notes to Consolidated Financial Statements and Non-Operating Income and Expense in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for comparative detail of these items.
The Company does not evaluate performance or allocate resources based on assets. For further information, see “Results by Operating Segment” in MD&A.
NOTE 14 — LETTERS OF CREDIT
On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million. This line of credit is secured by interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit. These letters of credit totaled $5.4 million at September 30, 2006, and $6.0 million at December 31, 2005, secured by $6.3 million in securities for both September 30, 2006 and December 31, 2005. The majority of such securities are included in short-term investments.
On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros. This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph. As of September 30, 2006, letters of credit totaling 1.9 million euros were issued against this line of credit.

NOTE 15 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income tax positions. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that, the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is currently evaluating the impact of adopting SFAS No. 158 on its results of operations and financial position.
NOTE 16 — LITIGATION
The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company’s products. Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company’s registered and unregistered trademarks. The Company continuously evaluates various strategies for the protection of its IP, including both licensing and litigation. Such strategies are subject to known and unknown risks and uncertainties. Adverse developments with respect to the development of the Company’s IP could materially adversely affect the Company’s financial condition, results of operations, or prospects. The following is a discussion of developments related to the Company’s IP enforcement activities.
Clipper System Patents: On March 31, 2006, the Company entered into a patent license agreement with Sony Corporation of Japan (“Sony”). The terms of the agreement require Sony to make a one-time, up-front royalty payment of $15.0 million for a paid-up worldwide license to the Company’s patent portfolio. This payment was received on June 16, 2006. Intergraph recorded after-tax IP income from this agreement of approximately $8.6 million, net of all fees and expenses, in the first quarter of 2006.
On April 24, 2006, the Company announced a patent license agreement with Acer Incorporated (“Acer”). Under the terms of the agreement, Acer made a one-time, fully paid-up royalty payment of $7.5 million based on a 1% royalty on applicable product revenue. This payment was received on July 26, 2006. The Company recorded after-tax IP income from this agreement of approximately $4.3 million, net of all fees and expenses, in the second quarter of 2006.

On June 14, 2006, the Company filed a patent infringement action with the Division for Civil Matters in the Hamburg, Germany Regional Court against Fujitsu Siemens Computers (“FSC”) alleging that certain FSC products infringe the Company’s European Clipper system patent. The Company seeks monetary damages in the form of royalty payments for the sale of FSC products which infringe the Company’s European Clipper patent. Thereafter, FSC filed a notice of its intent to defend, and requested an extension to file their legal response. FSC’s legal response will likely be served on the Company in November 2006, after which the Company will have an opportunity to respond.
On June 28, 2006, the Company filed an infringement action against Toshiba Corporation (“Toshiba”) and NEC Corporation (“NEC”), together with various subsidiaries and affiliates of each, in the Northern District of California. The action alleged that certain Toshiba and NEC products infringe the Company’s Clipper system patents. The Company seeks monetary damages in the form of royalty payments for the sale of Toshiba and NEC products which infringe the Company’s Clipper system patents. Additionally, the Company seeks injunctive relief to prohibit the future sale of infringing products by Toshiba and NEC. Toshiba and NEC’s legal responses will likely be served on the Company in November 2006, with a case management conference scheduled thereafter in December 2006.
BSI Litigation: In December 2002, the Company filed an action in Madison County, Alabama, against Bentley Systems, Inc. (“BSI”), seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000. Thereafter, BSI asserted counterclaims against the Company, which alleged that the Company breached the parties’ asset purchase agreement. The Alabama case was submitted to the trial court in April 2004. In early May 2004, the trial court ruled in favor of Intergraph on both Intergraph’s claims as well as BSI’s counterclaims. However, the judgment entered against BSI was less than the balance that the Company had carried on its books with regard to the BSI note. As a result, the Company took a charge of $354,000 in 2004. Thereafter, BSI appealed the court decision.
In June 2005, the Alabama Supreme Court reversed the trial court decision and remanded the case for a retrial on the merits. The case has now been remanded to the Circuit Court for Madison County, Alabama. At this time, no new trial date has been set.
On June 15, 2006, the trial judge entered an order establishing a procedure for the appointment of a special master. The order prescribes a process for the nomination, objection, and appointment of a special master to hear evidence and issue findings to the trial judge. Based upon the prescribed procedures, the master will likely be appointed in late 2006, with the master’s findings not likely until sometime in 2007.
The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.
Shareholder Litigation: The Company was previously served with two class action lawsuits related to the proposed merger that have now been consolidated into one class action. Emil R. Rossi, Individually and on behalf of all others similarly situated v. Sidney L. McDonald, R. Halsey Wise, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey and Intergraph Corporation was filed on September 5, 2006 in the Chancery Court for the State of Delaware in and for New Castle County (C.A. No 2398-N). Thereafter, on September 18, 2006, Shalom Rechdiener, on behalf of himself and all others similarly situated v. Sidney L. McDonald, R. Halsey Wise, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey, Intergraph Corporation, Hellman & Friedman LLC, Texas Pacific Group and JMI Equity was also filed in the Chancery Court for the State of Delaware in and for New Castle County (C.A. No. 2426-N).
On October 23, 2006, the Delaware Chancery Court entered an order consolidating these two class action lawsuits. The consolidated action is In Re Intergraph Corporation Consolidated Shareholders Litigation (C.A. No. 2398-N). Plaintiffs filed a Consolidated Amended Class Action Complaint on October 27, 2006 and named as defendants Sidney L. McDonald, R. Halsey Wise, Larry J. Laster, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey, Intergraph Corporation, Hellman & Friedman LLC, Texas Pacific Group and JMI Equity. The consolidated complaint alleges, among other things, that the individual defendants (officers and directors of Intergraph) approved the acquisition for a sales price that is unfair to stockholders, below the inherent value of Intergraph, and timed to take advantage of Intergraph’s low stock price. The complaint also alleges that the defendants failed to maximize shareholder value by failing to conduct a fair auction of Intergraph or become familiar with other offers or consider other potential purchasers of Intergraph and that in doing so the defendants breached their fiduciary duties. The complaint further alleges that Intergraph and the investor group defendants (Hellman & Friedman, LLC, Texas Pacific Group, and JMI Equity) have knowingly aided and abetted the individual defendants’ alleged breaches of fiduciary duties and that the defendants ignored conflicts of interest and otherwise acted together to benefit their own self interests. Additionally, the complaint alleges that the Company’s merger proxy statement was inadequate and/or false and misleading in certain respects. Among other things, the complaint seeks a declaration that the defendants have aided and abetted an abuse of trust and breached their fiduciary duties, an injunction to prevent the closing of the proposed merger, rescission of the proposed merger if it is consummated, compensatory damages with prejudgment interest, and costs and attorney’s fees. The Company believes this lawsuit is without merit and plans to defend it vigorously.
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
An inability to protect the Company’s copyrights, trademarks, and patents, or to obtain current technical information or any required patent rights of others through licensing or purchase, all of which are important to success in the markets in which the Company competes, could significantly reduce the Company’s revenues and adversely affect its results of operations. See “Cautionary Note Regarding Forward-Looking Statements” in MD&A.
NOTE 17 — INCOME TAXES
The Company recorded income tax expense of $400,000 for the third quarter of 2006, compared to expense of $5.0 million for the third quarter of 2005. The Company had income before taxes of $21.0 million in the third quarter of 2006, compared to $18.8 million in the third quarter of 2005.
The Company recorded income tax expense of $15.7 million for the first nine months of 2006, compared to expense of $61.8 million for the first nine months of 2005. The Company had income before taxes of $67.1 million in the first nine months of 2006, compared to $165.1 million in the first nine months of 2005.
Income tax expense for the third quarter of 2006 is attributable to taxes on U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and tax benefits of $8.4 million resulting from the favorable resolution of certain issues with the Internal Revenue Service.
Income tax expense for the first nine months of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization, a release of valuation allowances on the deferred tax assets of a foreign subsidiary, and tax benefits of $8.4 million resulting from the favorable resolution of certain issues with the Internal Revenue Service.

Income tax expense for the third quarter of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries, partially offset by net operating loss utilization and a release of valuation allowances on the deferred tax assets of certain foreign subsidiaries.
Income tax expense for the first nine months of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries, partially offset by net operating loss utilization and a one-time charge of $6.2 million of tax expense on an estimated $31.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”) offset by a release of valuation allowances on the deferred tax assets of certain foreign subsidiaries.
NOTE 18 — BUSINESS ACQUISITION
In February 2006, the Company acquired all of the outstanding stock of Alias, a software company based in Runcorn, England, for cash of approximately $13.4 million. The Company accounted for the acquisition using the purchase method of accounting for a business combination, by recording intangible assets of $4.9 million, which are being amortized over various useful lives between seven and ten years, and goodwill of $5.8 million, which will not be amortized in accordance with SFAS No. 142. The accounts and results of operations of Alias are included with PP&M from the date of acquisition, and had no material impact to results from operations for the three or nine months ended September 30, 2006.
NOTE 19 — PROPOSED MERGER AGREEMENT
On August 31, 2006, the Board of Directors of Intergraph approved and the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Cobalt Holding Company, a Delaware corporation (“Parent”), and Cobalt Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent is currently owned primarily by private equity funds sponsored by Hellman & Friedman, LLC and Texas Pacific Group. Under the terms of the merger agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “merger”). If the merger is completed, each stockholder will be entitled to receive $44.00 in cash, without interest, for each share of Intergraph common stock that it owns. The Company estimates that if the merger is consummated, it will incur total merger-related expenses of approximately $17.0 million.
The Company will hold a special meeting of its stockholders on November 20, 2006, at 11 a.m., CST, to vote on a proposal to adopt the merger agreement so that the merger can occur. The special meeting will be held in the Building 15b Auditorium at Intergraph’s executive offices located at 170 Graphics Drive, Madison, Alabama 35758.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements (all statements other than those made solely with respect to historical fact) within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, any projections or expectations regarding future results, including revenue, operating income levels, margins, and cash flows; expectations regarding the expected consummation of the proposed merger and/or future market conditions; and the Company’s organizational realignment and cost reduction efforts, and their anticipated impact on the Company and its divisions and business units; information regarding the development, timing of introduction, exportability, and performance of new products; the Company’s ability to win new orders and any statements of the plans, strategies, expectations, and objectives of management for future operations. Forward-looking statements are subject to known and unknown risks and uncertainties (some of which are beyond the Company’s control) that could cause actual results to differ materially from those anticipated in the forward-looking statements. These uncertainties include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination that under circumstances could require Intergraph to pay a

$33.1 million termination fee; (2) the outcome of any legal proceedings that have been or may be instituted against Intergraph and others relating to the merger agreement; (3) the failure of the merger to close for any reason, including the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger, or the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the merger, and the risk that any failure of the merger to close may adversely affect Intergraph’s business and the price of Intergraph common stock; (4) the potential adverse effect on Intergraph’s business, properties and operations of any covenants Intergraph agreed to in the merger agreement; (5) risks that the proposed transaction diverts management’s attention and disrupts current plans and operations, and the potential difficulties in employee retention as a result of the merger; (6) the effect of the announcement of the merger and actions taken in anticipation of the merger on Intergraph’s business relationships, operating results and business generally; and (7) the amount of the costs, fees, expenses and charges related to the merger. Other factors that could cause or contribute to such differences include, but are not limited to, potential adverse outcomes in our efforts to improve our operating performance and increase revenue (including uncertainties with respect to the timing and magnitude of any expected improvements); potential adverse outcomes or consequences associated with the Company’s organizational realignment; material changes with respect to our business, litigation, or the securities markets; risks associated with doing business internationally (including foreign currency fluctuations and export controls); worldwide political and economic conditions and changes; increased competition; rapid technological change; unanticipated changes in customer requirements, including reductions in funding or spending for, or scope of, government projects; ability to identify suitable sources of growth and to identify and execute upon suitable acquisition targets at reasonable prices; ability to improve margins; adverse trends in energy demand and prices; ability to attract or retain key personnel; the ability to access or deliver the technology necessary to compete in the markets served; potential obsolescence or exhaustion of the Company’s IP rights, and changes in the market value of licensed products; the ability, timing, and costs to enforce and protect the Company’s IP rights; risks associated with various ongoing litigation proceedings and other disputes; and other risks detailed in our press releases or in our annual, quarterly, or other filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to make any revision to any forward-looking statement or to update any such statement to reflect events or circumstances occurring after the date thereof. Accordingly, the reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in MD&A.
Overview
Intergraph is a leading global supplier of spatial information management software. Intergraph’s core mission is to enable businesses and governments to make better and faster operational decisions, and through software and services, help its customers organize vast amounts of complex data into understandable visual representations. Intergraph’s technology enables customers to create intelligent maps, manage assets and infrastructure, build and better manage plants and ships, and dispatch, command, and control emergency services. Founded in 1969, the Company was a pioneer of computer graphics software and services in the commercial and government sectors and has delivered numerous innovations in interactive graphics solutions. The Company’s divisions offer software, professional services, and maintenance solutions to satisfy engineering, design, modeling, analysis, mapping, and information technology (“IT”) needs. Products and services are sold through industry-focused direct and indirect sales channels worldwide, with slightly more than half of revenues generated outside the U.S., primarily in Europe and Asia Pacific.
Over the past several years, the Company has taken significant measures to transform itself from a hardware provider to a company focused on software and services. These measures included extensive reductions in its workforce and the sale of several non-core business units and assets. In fourth quarter 1999, the Company exited the personal computer and generic server businesses, and in third quarter 2000, it ceased the development of most of its remaining hardware products. These actions contributed to the Company’s return to profitability in 2001. The Company’s profitability continued in 2002 and 2003 although income from operations as a percentage of revenues was less than 3% in each of these years. In 2004, operating income increased as a percentage of revenue to 6.2% as a result of higher gross margins and general and administrative expense reductions from restructuring initiatives.

The Company completed a strategic planning process in late July 2004 (“Strategic Plan”). The results of the Strategic Plan are intended to serve as the foundation for the Company’s strategy as it pursues growth. The Company’s strategy emphasizes leveraging its existing assets and capabilities, identifying and capitalizing on attractive market opportunities, exiting non-core businesses, and making prudent investments in new products and acquisitions. As a result of this planning process, the Company identified three positive themes in the business that Intergraph intends to leverage over the coming years and identified several challenges it must address.
First, the Company believes that Intergraph is more relevant today in the world than it was five years ago. The current global environment is characterized by heightened security concerns, higher demand for energy and infrastructure, and increased adoption and awareness of geospatial and location-aware applications.
Second, the Company believes its core addressable market opportunities are growing and present the Company with opportunities to seek growth. The Company’s strategy is to pursue growth opportunities through organic growth, investments in research and development, and the acquisition of companies or technologies, particularly within the security or process industry markets.
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
The Company continues to work on improving its general and administrative processes and systems in an effort to reduce costs. The Company believes it can leverage its current general and administrative infrastructure over a higher revenue base as the Company grows. The Company’s ability to execute its strategies and improve its operating results is subject to known and unknown risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A of Part II of this report.
In April 2005, consistent with its Strategic Plan, the Company announced a realignment of its organizational structure and streamlined its global operations from four to two divisions (the Reorganization) — PP&M and the newly formed SG&I. Intergraph’s SG&I division consists of core operations that previously existed in Intergraph Mapping and Geospatial Solutions, Intergraph Solutions Group, and Intergraph Public Safety. The organizational realignment is intended to: (1) improve the customer focus and responsiveness of the Company; (2) facilitate revenue growth by better leveraging the Company’s full range of technology and services; (3) enhance the Company’s development capabilities and ability to deliver innovative solutions to its target markets; and (4) reduce the overall cost structure of the Company. In total, the Company has eliminated approximately 375 positions and reported restructuring charges of $20.4 million related to the Reorganization in the second quarter of 2005 through the second quarter of 2006. The Company completed the Reorganization at the end of the second quarter of 2006 as originally planned. The Company estimates that the entire Reorganization will generate gross expense savings on an annual basis of approximately $32 million. As part of the Company’s transformation effort and in conjunction with its Strategic Plan, the Company had and plans to invest a portion of the gross expense savings generated by the Reorganization into research and development for new products, core product upgrades, IT and system improvements, expansion of sales channels, and targeted growth opportunities where the Company believes it has differentiated capabilities. Given the completion of the Reorganization in the second quarter of 2006, the Company believes continued increases in profitability in future periods will depend upon, among other things, the ability to increase its revenue growth rates.
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
Revenue for the third quarter of 2006 was $156.9 million, an increase of 5% from the $149.9 million reported in the third quarter of 2005. For the nine months ended September 30, 2006, revenue was $448.6 million, an increase of 4% from the $431.7 million reported in the same period of 2005.
Operating income for the third quarter of 2006 was $19.9 million, or 12.7% of revenue, compared to $6.4 million, or 4.3% of revenue, reported in the third quarter of 2005. The Company reported restructuring charges of $5.3 million in the third quarter of 2005. For the nine months ended September 30, 2006, operating income was $38.1 million, or 8.5% of revenue, compared to $22.1 million, or 5.1% of revenue, reported in the same period of 2005. The Company reported restructuring charges of $10.4 million and $9.0 million in the nine months ended September 30, 2006 and 2005, respectively.
Net income for the third quarter of 2006 was $20.6 million, or $0.69 per diluted share, compared to $13.8 million, or $0.44 per diluted share, reported in the third quarter of 2005. Net income includes approximately ($0.2) million and $5.6 million of after-tax IP income (expense), net of all fees and expenses, in the third quarter of 2006 and 2005, respectively. During the third quarter of 2006, Intergraph reported income tax benefits that it now expects to realize in the amount of $8.4 million, or $0.28 per diluted share. For the nine months ended September 30, 2006, net income was $51.4 million, or $1.68 per diluted share, compared to $103.3 million, or $3.24 per diluted share, for the same period of 2005. Net income includes approximately $15.0 million and $86.4 million of after-tax IP income, net of all fees and expenses, in the first nine months of 2006 and 2005, respectively.
Most of the Company’s income before taxes in the last five calendar years originated from $768.4 million of net IP income, $32.2 million of gains on sales of non-core assets, and $33.3 million of interest income. The Company owns various IP as a result of its research and design efforts, much of which was retained from hardware operations previously exited by the Company. The IP is used in a variety of industries, including computers, consumer electronics, telecommunications, and electronics design. In order to protect shareholder interests, the Company has defended the value of its IP portfolio through licensing and litigation. The Company may elect to pursue additional IP litigation in the future. In the first nine months of 2006, the Company recorded net IP income of $23.7 million which included patent license income or royalties of $15.0 million from Sony, $7.5 million from Acer and $5.4 million from various other computer hardware companies, offset by $4.2 million in legal fees and other related expenses associated with patent enforcement. On June 28, 2006, Intergraph announced that it filed patent infringement actions against FSC, NEC and Toshiba. The action against FSC was filed in Hamburg, Germany and alleges that certain products sold by FSC infringe the Company’s European Clipper system patent. The action against NEC and Toshiba was filed in U.S. District Court for the Northern District of California and alleges that certain computer products sold by NEC, Toshiba, and various subsidiaries and affiliates infringe the Company’s family of Clipper system patents. In the first nine months of 2005, the Company recorded net IP income of $136.1 million, primarily related to a global settlement agreement covering all pending patent litigation with HP. Under the terms of the agreement, HP paid Intergraph

$141.1 million in cash. The terms provided for the dismissal of all pending legal actions between Intergraph and HP as well as cross-licenses to the other party’s patent portfolio. In order to provide shareholders with the ability to better understand and monitor operating performance and improvement, all income and expenses associated with the IP portfolio, including legal expenses, are classified and reported in the “Other income (expense), net” section of the income statement.
The Company carries minimal debt of $432,000 (a capital lease) and has repurchased 25.8 million shares of its common stock for approximately $714.6 million from the beginning of 2001 through the third quarter of 2006.
The Company believes its addressable end markets are large and growing and is focused on improving its sales and marketing execution in an effort to increase its revenue growth rate over time. Management monitors the orders and backlog metrics for systems and services to manage its sales efforts. Orders represent the value of contracts sold in a period excluding maintenance contracts and multi-year subscription contracts or contracts that require fiscal funding. Backlog represents the remaining value of orders that have yet to be recognized as revenue at a point in time. Many orders received by the Company relate to long-term projects that require the Company to recognize revenue based on percentage of completion, product delivery, and/or acceptance. Therefore, the time between order acceptance and complete revenue recognition can be as long as 12-24 months. Increasingly, the Company has been asked by customers to integrate its products with third party products, or to add additional custom functionality. The uncertainty in timing from backlog to revenue recognition may cause non-linear fluctuations or variations in revenue. Orders for the first nine months of 2006 were $380.7 million reflecting an increase of 9% over orders in the first nine months of 2005. Backlog increased to $300.0 million at September 30, 2006 compared to $233.5 million at September 30, 2005, reflecting a 29% increase. The increase in backlog is not indicative of expected increases in future revenues in any one period.
Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company’s financial results. The Company estimates that for the third quarter of 2006, the weakening of the U.S. dollar in its international markets, primarily in Europe, positively impacted revenue by 2.0%, increased operating expenses by 1.6%, and increased its quarterly net income by approximately $0.02 per diluted share in comparison to the third quarter of 2005. The Company estimates for the nine months ended September 30, 2006 that the strengthening of the U.S. dollar negatively impacted revenue by 0.3%, reduced operating expenses by 0.5%, and increased its net income by approximately $0.01 per diluted share in comparison to the same period of 2005. A strengthening U.S. dollar could materially adversely affect the Company’s future results of operations.
On March 22, 2005, the Company repurchased approximately 5.4 million shares from Goldman, Sachs & Co. in a private transaction in connection with an ASB program. The shares were repurchased for an upfront payment of approximately $150.3 million, or $27.74 per share, subject to a market price adjustment provision based on the volume weighted average market trading price of $41.06 per share over the period from May 2, 2005 through March 21, 2006. The total amount of this market price adjustment provision was approximately $72.0 million and was settled by the Company in cash on March 24, 2006.
On August 31, 2006, the Board of Directors of Intergraph approved and the Company entered into an Agreement and Plan of Merger with Cobalt Holding Company, a Delaware corporation, and Cobalt Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Cobalt Holding Company. Cobalt Holding Company is currently owned primarily by private equity funds sponsored by Hellman & Friedman, LLC and Texas Pacific Group. Under the terms of the merger agreement, Cobalt Merger Corp. will be merged with and into the Company, with the Company continuing as the surviving corporation. If the merger is completed, each stockholder will be entitled to receive $44.00 in cash, without interest, for each share of Intergraph common stock that it owns.
The Company will hold a special meeting of its stockholders on November 20, 2006, at 11 a.m., CST, to vote on a proposal to adopt the merger agreement so that the merger can occur. The special meeting will be held in the Building 15b Auditorium at Intergraph’s executive offices located at 170 Graphics Drive, Madison, Alabama 35758.

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
Management believes there have been no other significant changes during the nine months ended September 30, 2006 to the items disclosed as “Critical Accounting Policies” in MD&A in the Company’s 2005 Annual Report.
RESULTS OF OPERATIONS
Revenues
Total revenues for third quarter 2006 were $156.9 million, 5% higher than third quarter 2005. Total revenues for the first nine months of 2006 were $448.6 million, an increase of 4% over 2005 levels.
Sales outside the United States represented approximately 54% of total revenues in the first nine months of 2006, up from 50% of total revenues for the first nine months of 2005. European revenues were 32% of total revenues for the first nine months of 2006, up from 30% of total revenues for the first nine months of 2005. Asia Pacific revenues were 12% of total revenues for the first nine months of 2006, up from 11% of total revenues for the first nine months of 2005. Revenues for the first nine months of 2006 for other international regions were 10% of total revenues, up from the 2005 level of 9%.
The Company reports revenues in three categories, consisting of systems, maintenance, and services revenues. The following discussions detail each of these revenue categories.
Systems: Systems revenues in third quarter 2006 were $79.2 million, up 1% from third quarter 2005. The increase in revenues for 2006 includes growth in PP&M’s core plant design software and the adoption of PP&M’s new SmartPlant Enterprise technology for $5.7 million, higher digital mapping camera sales in SG&I of $4.8 million, and an increase of an estimated $1.3 million from a weaker U.S. dollar against foreign currencies, partially offset by a $5.1 million reduction related to other photogrammetry sales in the third quarter of 2005 and decreased SG&I projects of $6.2 million. Systems revenues for the first nine months of 2006 were $228.8 million, up 3% from 2005 levels. The year-to-year increase in systems revenues consists of growth in PP&M’s core plant design software of $8.7 million, an increase in the PP&M segment software leases and subscription revenues of $9.7 million, an increase in revenues of $3.2 million due to higher digital mapping camera sales in SG&I, and $1.2 million from business acquisitions, offset by reduced project revenues in SG&I of $8.8 million and a $7.8 million reduction related to a large photogrammetry sale from an international distributor in the second and third quarters of 2005.

Maintenance: Maintenance revenues totaled $43.7 million in third quarter 2006, up 14% from third quarter 2005. The increase in the third quarter of 2006 is primarily due to growth in PP&M software lease contracts and new contracts generated from product licenses of $2.7 million, growth in SG&I international markets for $864,000, a weaker U.S. dollar against foreign currencies for an estimated $841,000, and $750,000 from business acquisitions. Maintenance revenues for the first nine months of 2006 were $122.5 million, an increase of 8% from 2005 levels. The increase in revenues for the first nine months of 2006 includes an increase in PP&M lease contracts of $3.9 million, new maintenance contracts of $3.6 million, and an increase from business acquisitions of $1.5 million.
Services: Services revenues, consisting of revenues from implementation, consulting, and training services, totaled $33.9 million for third quarter 2006, an increase of 3% over third quarter 2005. The increase in revenues for the quarter includes $1.4 million representing growth in implementations and training, $958,000 resulting from business acquisitions, and an estimated $785,000 from a weaker U.S. dollar against foreign currencies, partially offset by a reduction in SG&I of $1.3 million for the completion of a large U.S. Government contract and a reduction in Corporate of $1.3 million related to the sale of Teranetix Europe. Services revenues for the first nine months of 2006 were $97.4 million, up 2% from 2005 levels. The increase in year-to-date revenues for 2006 includes $7.6 million in training and consulting services revenues related to growth in sales of products and $2.2 million resulting from business acquisitions, offset by $6.1 million for the completion of a large U.S. Government contract in SG&I and $2.4 million in Corporate as a result of the sale of Teranetix Europe in the first quarter of 2006.
Gross Margin
The Company’s total gross margin for third quarter 2006 was 54%, up from third quarter 2005 gross margin of 49%. Total gross margin for the first nine months of 2006 was 53%, compared to 50% for the first nine months of 2005.
Systems: Systems margin was 53% for third quarter of 2006, up from the third quarter of 2005 margin of 45%. The improvement in margins for third quarter 2006 includes a higher mix of software sales for PP&M, which have higher gross margins than other components of systems revenue, an increase in sales volume on SG&I digital cameras, and the 2005 completion of lower margin SG&I projects and U.S. Government sales. Systems margin was 53% for the first nine months of 2006, up from 49% for the first nine months of 2005. The improvement in margins for the year-to-date period includes an increase in software sales for PP&M and several completed U.S. Government contracts in SG&I offset by an increase in lower margin third-party SG&I sales.
Maintenance: Maintenance margin for third quarter 2006 was 76%, up from 75% for third quarter 2005. Maintenance margin for the first nine months of 2006 was 74%, up from 72% for the first nine months of 2005. Maintenance margins improved for both periods of 2006 due to cost savings activities related to the organizational realignment and streamlining of global operations and an increase in new maintenance contracts generated from growth of PP&M products, offset by additional costs resulting from business acquisitions.
Services: Services margin was 28% for third quarter 2006, up from 27% for third quarter 2005. The improvement in margin for third quarter 2006 includes the 2005 completion of a low margin contract with the U.S. Government, partially offset by an increase in new, lower margin PP&M projects. Services margin for first nine months 2006 was 28%, up from first nine months 2005 margin of 27%. The improvement in year-to-date margin includes the 2005 completion of a low margin contract with the U.S. Government and an increase in training revenues for PP&M, offset by an increase in new, lower margin PP&M projects.
Operating Expenses
Operating expenses were $64.7 million for third quarter 2006, down 3% from third quarter 2005. Operating expenses for the first nine months of 2006 were $201.3 million, up 3% from first nine months of 2005.

Product Development Expenses: Product development expenses were $15.0 million for third quarter 2006, up 3% from third quarter 2005 levels. The increase for 2006 includes $203,000 related to business acquisitions and $179,000 in higher personnel costs. Product development expenses were $46.6 million for the first nine months of 2006, up 4% from the first nine months of 2005. The increase for 2006 includes $1.0 million resulting from business acquisitions, an increase in additional resources primarily for the development of security products in SG&I of $1.1 million, and $678,000 for higher personnel costs, partially offset by cost savings of $562,000 from the Company’s organizational realignment, an increase of costs eligible for capitalization under FASB 86 for $288,000, and an estimated $232,000 for a stronger U.S. dollar against foreign currencies.
Sales and Marketing Expenses: Sales and marketing expenses were $31.9 million for third quarter 2006, up 3% from third quarter 2005. The increase in the quarter is the result of additional resources utilized to increase revenues of $2.0 million, an increase of $585,000 resulting from business acquisitions, and an estimated $564,000 from a weakening of the U.S. dollar against foreign currencies, partially offset by cost savings from restructuring of $1.7 million in SG&I and a decrease in trade show related costs of $529,000. Sales and marketing expenses for the first nine months of 2006 were $93.9 million, up 1% from the same period of 2005. Significant increases include additional resources of $5.7 million and $1.7 million resulting from business acquisitions, partially offset by restructuring cost savings of $6.2 million in SG&I.
General and Administrative Expenses: General and administrative expenses were $17.7 million for third quarter 2006, up 11% from the third quarter of 2005. The increase for the third quarter was primarily related to higher personnel costs of $1.8 million, a weaker U.S. dollar against foreign currencies for an estimated $207,000, and higher bad debt expense of $132,000, partially offset by cost savings from restructuring activities of $765,000. General and administrative expenses for the first nine months of 2006 were $50.4 million, up 4% from the same period of 2005. The year-to-year increase was primarily related to higher personnel costs of $3.8 million partially offset by cost savings from restructuring activities of $1.9 million.
Restructuring Charges: In third quarter 2005, the Company recorded restructuring charges of $5.3 million related to a realignment of its organizational structure and streamlining of global operations. Restructuring charges for the first nine months of 2006 were $10.4 million, compared to $9.0 million reported in first nine months of 2005. For additional information regarding restructuring charges, see the Company’s 2005 Annual Report and Note 10 of Notes to Consolidated Financial Statements.
Non-Operating Income and Expense
Intellectual Property: “Intellectual property income (expense), net” in the consolidated statements of income consists of income resulting from settlements and licensing of the Company’s IP, net of legal fees and other expenses associated with maintaining and defending the Company’s IP.
In the third quarter 2006, the Company recorded a net IP loss of $367,000, from $1.0 million in legal fees and other related expenses associated with patent enforcement partially offset by $633,000 in income from patent license agreements and royalties.
In the third quarter 2005, net IP income of $8.9 million included $9.8 million in income from a licensing agreement with Fujitsu and $299,000 in royalty income, offset by $1.2 million in legal fees and other related expenses associated with patent enforcement.
For the first nine months of 2006, net IP income was $23.7 million. This included $27.9 million in income from patent license agreements and royalties, offset by $4.2 million in legal fees and other related expenses associated with patent enforcement. For the first nine months of 2005, net IP income was $136.1 million. This included $141.1 million in income from a settlement agreement with HP, $9.8 million from a licensing agreement with Fujitsu, and $850,000 in royalties, partially offset by legal fees and other related expenses of $15.6 million.
See Notes 11 and 16 of Notes to Consolidated Financial Statements for quarter ended September 30, 2006 and the Company’s 2005 Annual Report for additional information about these transactions.

Other: “Other income (expense), net” in the consolidated statements of income consists of interest expense, foreign exchange gains and losses, and other miscellaneous items of non-operating income and expense. In the third quarter 2006, net other income was $629,000, which consisted primarily of net rental income of $164,000, a dividend income of $127,000, and foreign exchange gains of $125,000. In third quarter 2005, net other income was $1.4 million, of which $1.2 million consisted of foreign exchange gains. Net other income for first nine months 2006 of $1.1 million included net rental income of $879,000 and dividend income of $127,000. Net other income for the first nine months of 2005 of $954,000 included an exchange gain of $932,000.
Income Taxes
The Company recorded income tax expense of $400,000 for the third quarter of 2006, compared to expense of $5.0 million for the third quarter of 2005. The Company had income before taxes of $21.0 million in the third quarter of 2006, compared to $18.8 million in the third quarter of 2005.
The Company recorded income tax expense of $15.7 million for the first nine months of 2006, compared to expense of $61.8 million for the first nine months of 2005. The Company had income before taxes of $67.1 million in the first nine months of 2006, compared to $165.1 million in the first nine months of 2005.
Income tax expense for the third quarter of 2006 is attributable to taxes on U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization and tax benefits of $8.4 million resulting from the favorable resolution of certain issues with the Internal Revenue Service.
Income tax expense for the first nine months of 2006 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned subsidiaries, partially offset by net operating loss utilization, a release of valuation allowances on the deferred tax assets of a foreign subsidiary and tax benefits of $8.4 million resulting from the favorable resolution of certain issues with the Internal Revenue Service.
The Company must continually assess the likelihood that it will be able to realize deferred tax assets. If the Company determines that deferred tax assets are likely to be realized on which valuation allowances have been previously recorded, the Company would decrease its income tax expense in the period in which the determination is made. Accordingly, the Company released valuation allowances of a foreign subsidiary totaling $2.0 million, or $0.07 per share, in the first nine months of 2006.
Income tax expense for the third quarter of 2005 is attributable to taxes on IP income, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization and a release of valuation allowances on the deferred tax assets of certain foreign subsidiaries.
Income tax expense for the first nine months of 2005 is attributable to taxes on IP income, repatriation of foreign earnings, U.S. operations, and individually profitable majority-owned foreign subsidiaries partially offset by net operating loss utilization and a release of valuation allowances on the deferred tax assets of certain foreign subsidiaries. In the first nine months of 2005, the Company recorded a one-time charge of $6.2 million of tax expense on $31.5 million of foreign earnings to be repatriated under the Act. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.
See the Company’s 2005 Annual Report for details of the Company’s tax position, including its net operating loss carryforwards.
Results by Operating Segment
In third quarter 2006, PP&M earned operating income of $15.5 million on revenue of $55.4 million, compared to third quarter 2005 operating income of $9.0 million on revenue of $42.0 million. Operating income for the nine months ended September 30, 2006, was $40.1 million on revenue of $155.5 million, compared to operating income of $22.7 million on revenue of $121.2 million for the same period of 2005. The increases in revenue for quarter and year-to-date 2006 were primarily due to growth in PP&M’s core plant design software, the adoption of new SmartPlant Enterprise technology, and the increasing maintenance and services revenue generated by these new products. The increases in operating income for both comparable periods were driven by revenue growth, partially offset by higher operating expenses primarily in sales and marketing.
In third quarter 2006, SG&I earned operating income of $10.5 million on revenue of $102.0 million, compared to third quarter 2005 operating income of $2.1 million on revenue of $107.9 million. Operating income for the nine months ending September 30, 2006 was $20.3 million on revenue of $294.4 million, compared to operating income of $14.9 million on revenue of $310.6 million for the same period of 2005. The increases in operating income relating to third quarter 2006 from 2005 were primarily driven by improvements in revenue mix and a decrease of restructuring charges. SG&I did not report restructuring charges relating to the organizational realignment for third quarter 2006 and reported $5.2 million for third quarter 2005. The year-to-date gross margin increases were mainly due to reduced operating expenses which were primarily resulting from the completion of restructuring actions in the second quarter of 2006. Restructuring charges were recorded in the amount of $5.8 million for the nine months ended September 30, 2006 and $7.4 million for the same period in 2005.
In third quarter 2006, Corporate reported an operating loss of $6.1 million on revenue of $274,000, compared to a third quarter 2005 operating loss of $4.6 million on revenue of $1.6 million. For the nine months ended September 30, 2006, Corporate reported an operating loss of $22.3 million on revenue of $1.7 million, compared to a loss of $15.4 million on revenue of $4.6 million for the same period of 2005. Revenue declines were primarily a result of decreased European professional services revenue related to the sale of Teranetix Europe, which occurred in the first quarter of 2006. Increased personnel and marketing costs mainly contributed to the increased losses for third quarter 2006 as compared to third quarter 2005. The increases in expenses contributing to year-to-date losses were mainly related to an increase in restructuring charges and higher personnel costs. Restructuring charges were reported in the amount of $4.6 million and $1.0 million for the nine months ended September 30, 2006 and 2005 respectively.
See Note 13 of Notes to Consolidated Financial Statements for further explanation of the Company’s segment reporting.
LITIGATION AND OTHER RISKS AND UNCERTAINTIES
See “Item 1. Legal Proceedings” in Part II and Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company’s legal proceedings and other risks and uncertainties.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, cash and cash equivalents and short-term investments totaled $277.8 million compared to $307.2 million at December 31, 2005. Non-operating events that may require the use of cash include possible acquisitions of companies or technologies, the Company’s patent litigation and enforcement program, taxes for repatriation of cash from foreign jurisdictions, and its stock repurchase program.
The Company had debt of $432,000 and $771,000 at September 30, 2006 and December 31, 2005, respectively. This debt is a capital lease obligation. The initial term expired in October 2005 and was automatically renewed for twelve months. The lease will automatically renew for five additional twelve-month periods although the Company may at any time and for any reason terminate the contract during the agreement period with a ninety day notice and have no further obligations under the lease agreement. Since the debt at September 30, 2006 and December 31, 2005 was a capital lease obligation, market risk of future increase in interest rates was not considered material.
On July 26, 2006, the Company increased the share repurchase program to $100.0 million, with an expiration date of December 31, 2007. Pursuant to the proposed merger agreement, the Company is prohibited from repurchasing any additional shares without consent of Cobalt Holding Company.
On June 15, 2005, the Company increased its line of credit with Wells Fargo Bank from $6.0 million to $7.5 million. This line of credit is secured by interest-bearing securities. Under this arrangement, the Company earns interest on the securities and withdrawal of securities is allowed, but the Company is required to maintain a level of securities sufficient to cover total outstanding letters of credit. These letters of credit totaled $5.4 million at September 30, 2006 and $6.0 million at December 31, 2005, secured by $6.3 million in securities for both September 30, 2006 and December 31, 2005. The majority of such securities are included in short-term investments.
On January 26, 2005, Intergraph Germany entered into a line of credit agreement with Fortis Bank Germany in the amount of 7.0 million euros. This line of credit was established to issue letters of credit in support of contract bids and is secured by a guarantee from Intergraph. As of September 30, 2006, letters of credit totaling 1.9 million euros were issued against this line of credit.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has experienced no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2005 Annual Report.
Impact of Currency Fluctuations and Currency Risk Management
Fluctuations in the value of the U.S. dollar in international markets can have a significant impact on the Company’s results of operations. For the nine months of 2006, approximately 54% of the Company’s revenues were derived from customers outside the United States, primarily through subsidiary operations, compared to 50% for the nine months of 2005. Most subsidiaries sell to customers and incur and pay operating expenses in local currencies. These local currency revenues and expenses are translated into U.S. dollars for reporting purposes. A weaker U.S. dollar increases the level of reported U.S. dollar orders and revenues, increases the dollar gross margin, and increases reported dollar operating expenses of the international subsidiaries. The Company estimates that the strengthening of the U.S. dollar in its international markets increased its first nine months of 2006 results of operations by an estimated $0.01 per share in comparison to first nine months of 2005.
The Company conducts business in all major markets outside the United States, but the most significant of these operations with respect to currency risk are located in Europe, Asia, and Canada. Local currencies are the functional currencies for the Company’s Canadian subsidiaries and all but one European subsidiary. The U.S. dollar is the functional currency for all other international subsidiaries. The Company had no forward contracts outstanding at September 30, 2006 or December 31, 2005, and does not currently hedge any of its foreign currency risks.
Impact of Interest Rates on Investment Earnings
The Company’s cash, cash equivalents, and short-term investments are generally invested in highly liquid, interest-bearing securities which may include time deposits, money market funds, commercial paper, U.S. government securities, and marketable debt and equity securities. The Company limits the amount of credit exposure from any single issuer of securities. The Company is subject to earnings fluctuations due to market changes in interest rates. The Company estimates that after-tax earnings could be affected by approximately $0.03 per share (diluted) on an annualized basis, should interest rates of invested funds change by 0.5%.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. R. Halsey Wise, CEO, and Anthony Colaluca, Jr., CFO, conducted an evaluation of the effectiveness of the design and operation of Intergraph’s disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they found the Company’s disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed in the reports that Intergraph files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter or nine months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company owns and maintains a number of registered patents and registered and unregistered copyrights, trademarks, and service marks. The patents and copyrights held by the Company are the principal means by which the Company preserves and protects the IP rights embodied in the Company’s products. Similarly, trademark rights held by the Company are used to preserve and protect the reputation of the Company’s registered and unregistered trademarks. The Company has sought to protect its IP by engaging in both licensing and litigation. The Company will continue to utilize various strategies for the protection of its IP in the interest of its shareholders. Such strategies, including litigation and licensing, are subject to known and unknown risks and uncertainties. Adverse developments with respect to the protection of the Company’s IP could materially adversely affect the Company’s financial condition, results of operations, or prospects. The following is a discussion of developments related to the Company’s IP enforcement activities.
Clipper System Patents: On June 14, 2006, the Company filed a patent infringement action with the Division for Civil Matters in the Hamburg, Germany Regional Court against FSC alleging that certain FSC products infringe the Company’s European Clipper system patent. The Company seeks monetary damages in the form of royalty payments for the sale of FSC products which infringe the Company’s European Clipper patent. Thereafter, FSC filed a notice of its intent to defend, and requested an extension to file their legal response. FSC’s legal response will likely be served on the Company in November 2006, after which the Company will have an opportunity to respond.
On June 28, 2006, the Company filed an infringement action against Toshiba and NEC, together with various subsidiaries and affiliates of each, in the Northern District of California. The action alleged that certain Toshiba and NEC products infringe the Company’s Clipper system patents. The Company seeks monetary damages in the form of royalty payments for the sale of Toshiba and NEC products which infringe the Company’s Clipper system patents. Additionally, the Company seeks injunctive relief to prohibit the future sale of infringing products by Toshiba and NEC. Toshiba and NEC’s legal responses will likely be served on the Company in November 2006, with a case management conference scheduled thereafter in December 2006.
BSI Litigation: In December 2002, the Company filed an action in Madison County, Alabama, against BSI (a global software vendor providing architectural, engineering, and construction software solutions) seeking the enforcement of an agreement and promissory note executed in conjunction with the sale of certain software product lines to BSI in 2000. BSI subsequently filed actions against the Company in Philadelphia, Pennsylvania, and Delaware alleging a breach of the parties’ agreement. BSI’s Pennsylvania action was dismissed in March 2003, and BSI’s Delaware action was stayed pending the Alabama action. Thereafter, BSI asserted counterclaims in the Alabama action, which were substantially the same as those asserted in Delaware. The Alabama case was submitted to the Court in 2004, which ruled in favor of Intergraph on both Intergraph’s claims as well as BSI’s counterclaims. BSI appealed the court decision. In June 2005, the Alabama Supreme Court reversed the trial court decision and remanded the case for retrial. On June 15, 2006, the trial judge entered an order establishing a procedure for the appointment of a special master. The order prescribes a process for the nomination, objection and appointment of a special master to hear evidence and issue findings to the trial judge. Based upon the prescribed procedures, the master will likely be appointed in late 2006, with the master’s findings not likely until sometime in 2007. The Company intends to vigorously pursue its claims against BSI and defend the claims asserted by BSI.

Shareholder Litigation: The Company was previously served with two class action lawsuits related to the proposed merger that have now been consolidated into one class action. Emil R. Rossi, Individually and on behalf of all others similarly situated v. Sidney L. McDonald, R. Halsey Wise, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey and Intergraph Corporation was filed on September 5, 2006 in the Chancery Court for the State of Delaware in and for New Castle County (C.A. No 2398-N). Thereafter, on September 18, 2006, Shalom Rechdiener, on behalf of himself and all others similarly situated v. Sidney L. McDonald, R. Halsey Wise, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey, Intergraph Corporation, Hellman & Friedman LLC, Texas Pacific Group and JMI Equity was also filed in the Chancery Court for the State of Delaware in and for New Castle County (C.A. No. 2426-N).
On October 23, 2006, the Delaware Chancery Court entered an order consolidating these two class action lawsuits. The consolidated action is In Re Intergraph Corporation Consolidated Shareholders Litigation (C.A. No. 2398-N). Plaintiffs filed a Consolidated Amended Class Action Complaint on October 27, 2006 and named as defendants Sidney L. McDonald, R. Halsey Wise, Larry J. Laster, Thomas J. Lee, Lawrence R. Greenwood, Linda L. Green, Richard W. Cardin, Michael D. Bills, Kevin M. Twomey, Intergraph Corporation, Hellman & Friedman LLC, Texas Pacific Group and JMI Equity. The consolidated complaint alleges, among other things, that the individual defendants (officers and directors of Intergraph) approved the acquisition for a sales price that is unfair to stockholders, below the inherent value of Intergraph, and timed to take advantage of Intergraph’s low stock price. The complaint also alleges that the defendants failed to maximize shareholder value by failing to conduct a fair auction of Intergraph or become familiar with other offers or consider other potential purchasers of Intergraph, and that in doing so the defendants breached their fiduciary duties. The complaint further alleges that Intergraph and the investor group defendants (Hellman & Friedman, LLC, Texas Pacific Group, and JMI Equity) have knowingly aided and abetted the individual defendants’ alleged breaches of fiduciary duties and that the defendants ignored conflicts of interest and otherwise acted together to benefit their own self interests. Additionally, the complaint alleges that the Company’s merger proxy statement was inadequate and/or false and misleading in certain respects. Among other things, the complaint seeks a declaration that the defendants have aided and abetted an abuse of trust and breached their fiduciary duties, an injunction to prevent the closing of the proposed merger, rescission of the proposed merger if it is consummated, compensatory damages with prejudgment interest, and costs and attorney’s fees. The Company believes this lawsuit is without merit and plans to defend it vigorously.
Other Litigation: The Company has other ongoing litigation, none of which is considered to represent a material contingency for the Company at this time; however, any unanticipated adverse developments in any of these proceedings could materially adversely affect the Company’s results of operations, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
See those factors set forth in the Cautionary Note Regarding Forward-Looking Statements in Part 1 Item 2 of this Quarterly Report on Form 10-Q and other risk factors as described in Item 1A of the Company’s 2005 Annual Report, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in the Company’s 2005 Annual Report other than as set forth below. The risks described in the Company’s 2005 Annual Report and below are the ones the Company currently considers to be material but are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
The proposed merger with entities primarily sponsored by Hellman & Friedman, LLC and Texas Pacific Group (see Note 19 of Notes to Consolidated Financial Statements) is subject to certain closing conditions and is the subject of certain lawsuits that could result in the merger not being completed, which may in turn result in a decline in the price of the Company’s common stock.
The proposed merger with entities primarily sponsored by Hellman & Friedman LLC and Texas Pacific Group is subject to customary conditions to closing, including the receipt of the requisite stockholder approval. Many of the conditions to closing are outside of the Company’s control. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or could cause a delay in the completion of the merger.
If the merger is not completed, the price of Intergraph common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed with stockholders receiving $44.00 for each share of common stock held. The Company will also be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, the Company has expended, and will continue to expend, significant management and other resources in an effort to complete the merger. If the merger is not completed, Intergraph will have incurred significant costs, including the diversion of management resources, for little or no benefit. Further, upon termination of the merger agreement under certain specified circumstances, the Company will be required to pay a termination fee of $33.1 million to certain other parties to the merger agreement.
Whether or not the merger with entities primarily sponsored by Hellman & Friedman, LLC and Texas Pacific Group is completed, the announcement and pendency of the merger could cause disruptions in operations, which could have an adverse effect on Intergraph’s business and financial results.
Whether or not the merger with entities primarily sponsored by Hellman & Friedman LLC and Texas Pacific Group is completed, there are various uncertainties and risks associated with the announcement and pendency of the merger, including the following:
      • The Company management’s attention may be diverted to efforts to complete the merger and away from the execution of existing business plans, which could disrupt operations and have a material adverse effect on the Company’s operating results; and
      • Perceived uncertainties as to the Company’s future direction may result in the loss of employees or business partners.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the third quarter of 2006 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased	of Shares that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share(1)	or Programs(2)	($000)(3)
07/1/06 - 07/31/06	6,564	$35.34	6,564	$99,768
08/1/06 - 08/31/06	—	—	—	99,768
09/1/06 - 09/30/06	—	—	—	99,768

Total third quarter	6,564	$35.34	6,564	$99,768

(1) Average price includes transaction costs.
(2) Shares repurchased are attributable to the withholding of shares by Intergraph to satisfy the payment of tax obligations related to the vesting of restricted shares.
(3) The share repurchase program, originally authorized on October 30, 2000, was amended on March 22, 2005 to increase the dollar value of the Company’s common stock that can be repurchased under the repurchase program to $100.0 million, with an expiration date of December 31, 2007. On July 26, 2006, the Company increased its existing share repurchase authorization from the remaining $21.3 million to $100.0 million, while maintaining the expiration date of December 31, 2007.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise dated November 6, 2006

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony Colaluca, Jr. dated November 6, 2006

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by R. Halsey Wise and Anthony Colaluca, Jr. dated November 6, 2006

INTERGRAPH CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERGRAPH CORPORATION
(Registrant)

By:	/s/ R. Halsey Wise	By:	/s/ Anthony Colaluca, Jr.

	R. Halsey Wise		Anthony Colaluca, Jr.
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	November 6, 2006	Date:	November 6, 2006

By:	/s/ Larry T. Miles

Larry T. Miles Vice President and Corporate Controller
(Principal Accounting Officer)

Date:	November 6, 2006